Form 10-Q
period 2003-03-31
IPAYMENT INC
filed 2003-06-17
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission file number 333-101705

iPayment, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	62-1847043

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Burton Hills Boulevard, Suite 415 Nashville, Tennessee	37215

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 665-1858

Former name, address and fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐    NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 9, 2003

Common Stock, $0.01 par value	16,154,390

Page 1 of 20

INDEX

iPAYMENT, INC. and SUBSIDIARIES

Page 2 of 20

Part 1.

Item 1. Financial Statements

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,136	$1,831
Accounts receivable, net of allowance for doubtful accounts of $171 and $93 at
March 31, 2003 and December 31, 2002, respectively	7,020	6,687
Prepaid expenses and other current assets	1,396	1,287

Total current assets	9,552	9,805

Restricted cash	3,207	3,070
Property and equipment, net	1,705	1,610
Intangible assets, net	30,457	31,758
Goodwill, net	59,969	60,790
Other assets	11,096	9,948

Total assets	$115,986	$116,981

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK and STOCKHOLDERS’ EQUITY
Current liabilities:
Reserve for merchant losses	$3,507	$4,411
Accounts payable and accrued liabilities	10,574	12,192
Current portion of long-term debt to related parties; net of discount	8,132	3,235
Current portion of long-term debt to unrelated parties, net of discount	12,857	4,148

Total current liabilities	35,070	23,986

Long-term liabilities
Long-term debt to related parties, net of current portion and discount	44,914	49,767
Long-term debt to unrelated parties, net of current portion and discount	13,693	20,921
Other long-term liabilities	1,149	2,118

Total liabilities	94,826	96,792

Commitments and contingencies

Series A mandatorily redeemable convertible preferred stock, no par value; 2,577,200 shares
authorized, issued and outstanding at March 31, 2003 and December 31, 2002, respectively	7,108	6,670

Stockholders’ equity:
Preferred stock, $0.01 par value; 17,422,800 shares authorized,
no shares issued and outstanding at March 31, 2003 and December 31, 2002	--	--
Common stock, $0.01 par value; 130,000,000 shares authorized, 7,912,674 and 6,736,075
shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	29,804	29,736
Deferred compensation	(10)	(25)
Accumulated deficit	(15,742)	(16,192)

Total stockholders’ equity	14,052	13,519

Total liabilities and stockholders’ equity	$115,986	$116,981

See accompanying notes to consolidated financial statements.

Page 3 of 20

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Revenues	$46,675	$16,479

Operating expenses:
Interchange	24,010	6,706
Other costs of services	16,277	7,961
Selling, general and administrative	1,829	1,169

Total operating expenses	42,116	15,836

Income from operations	4,559	643

Interest expense, net	3,290	1,206

Income (loss) before income taxes	1,269	(563)

Income tax provision	381	155

Net income (loss)	888	(718)

Accretion of mandatorily redeemable convertible preferred stock	(438)	(339)

Net income (loss) allocable to common stockholders	$450	$(1,057)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share
Basic	$0.06	$(0.24)
Diluted	$0.05	$(0.24)

Weighted average shares outstanding
Basic	7,330,488	4,480,412
Diluted	8,481,171	4,480,412

See accompanying notes to consolidated financial statements.

Page 4 of 20

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$888	$(718)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,920	1,136
Noncash interest expense	1,272	283
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(333)	(1,108)
Prepaid expenses and other current assets	(109)	881
Other assets	(1,457)	(1,238)
Reserve for merchant losses, accounts payable and accrued liabilities	(864)	143
Other liabilities	(13)	(33)

Net cash provided by (used in) operating activities	1,304	(654)

Cash flows from investing activities:
Change in restricted cash	(137)	(469)
Expenditures for property and equipment	(242)	(50)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(174)	1,320
Payments related to businesses previously acquired	(2,099)	--

Net cash (used in) provided by investing activities	(2,652)	801

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(1,380)	(452)
Net borrowings on line of credit	1,950	36
Proceeds from issuance of common stock	83	--

Net cash provided by (used in) financing activities	653	(416)

Net decrease in cash and cash equivalents	(695)	(269)
Cash and cash equivalents, beginning of period	1,831	290

Cash and cash equivalents, end of period	$1,136	$21

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$57	$34
Cash paid during the period for interest	$1,184	$889

Supplemental disclosure of noncash investing and financing activities:
Accretion of mandatorily redeemable convertible preferred stock	$438	$339

See accompanying notes to consolidated financial statements.

Page 5 of 20

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

(1)   Organization and Business and Basis of Presentation

Stock split
Immediately prior to our initial public offering (see Note 9) we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying unaudited consolidated financial statements of iPayment, Inc. have been adjusted to reflect this reverse split.

Organization and Business
      iPayment, Inc. (subsequently referred to as “iPayment” or the “Company”) was originally incorporated as iPayment Holdings, Inc. in Tennessee and was reincorporated in Delaware under the name iPayment, Inc., and is a provider of card-based payment processing services to small business merchants located across the United States. We enable merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. We market and sell our services primarily through independent sales organizations (“ISOs”).

Basis of Presentation
The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 (included in our Registration Statement on Form S-1).

Certain prior year amounts have been reclassified to conform to the current year presentation, including separate presentation of interchange fees and classification of all depreciation and amortization expense as other cost of services on the consolidated statement of operations. Interchange fees had previously been included in cost of services and were $6.7 million, $7.6 million, $13.3 million and $24.2 million for the three months ended March 31, June 30, September 30, and December 31, 2002, respectively. Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to ISOs, which are commissions we pay to our ISOs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, sponsorship costs and other third-party processing costs.

Stock-Based Compensation
We have adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for stock-Based Compensation, (“Statement 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (“Statement 148”). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We measure compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2003	2002

Net income (loss) allocable to common stockholders, as reported	$450	$(1,057)
Deduct: Total stock-based employee compensation expense
determined under fair-value-based method	(192)	(119)

Pro forma net income	$258	$(1,176)

Earnings per share:
As reported:
Basic	$0.06	$(0.24)
Diluted	$0.05	$(0.24)

Pro Forma:
Basic	$0.04	$(0.26)
Diluted	$0.03	$(0.26)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 100% for 2003 and 2002, (iii) expected lives of 3 years for all periods, (iv) and risk-free interest rates ranging from 2% to 4% for all periods.

(2)   Acquisitions

The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted.

CardSync Processing, Inc.
      On September 5, 2002, we entered into an Agreement and Plan of Merger (the “CardSync Agreement”) with CardSync Processing, Inc. (“CardSync”), whereby CardSync merged with a wholly owned subsidiary of the Company. CardSync is an integrated provider of credit card transaction processing services. Under the terms of the CardSync Agreement, we purchased CardSync for $1.1 million cash and 670,915 shares of our common stock. We acquired all of the assets and liabilities of CardSync. The acquisition was accounted for as a purchase. The operating results of CardSync from September 5, 2002 are included in our consolidated statements of operations.  Debt assumed in the acquisition is pursuant to a settlement of litigation between CardSync and NOVA Corporation (“NOVA”) under which CardSync was required to pay NOVA $8.0 million. At March 31, 2003, $3.0 million was still outstanding. The entire balance was repaid in the second quarter of 2003 using proceeds from our initial public offering (see Note 9).

Page 6 of 20

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

First Merchants Bancard Services, Inc
      On August 28, 2002, we entered into an Agreement and Plan of Merger (the “FMBS Agreement”) with First Merchants Bancard Services, Inc. (“FMBS”), whereby FMBS merged into a wholly owned subsidiary of the Company. FMBS is an integrated provider of credit card transaction processing services. Under the terms of the FMBS Agreement, we purchased FMBS for $3.4 million cash and 740,320 shares of our common stock. We acquired all assets and liabilities of FMBS. The acquisition was accounted for as a purchase. The operating results of FMBS from August 28, 2002 are included in our consolidated statements of operations. Debt assumed in the acquisition included a note payable to Michael Schneider for $1.9 million (which also contained a one-time $250,000 loan fee due upon the repayment of the note). The note and loan fee were repaid in the second quarter of 2003 using proceeds from our initial public offering (see Note 9).

OnLine Data Corporation
On August 22, 2002, we entered into an Agreement and Plan of Merger (the “OnLine Agreement”) with OnLine Data Corporation (“OnLine”), whereby OnLine merged with a wholly owned subsidiary of the Company. OnLine is an integrated provider of credit card transaction processing services. Under the terms of the OnLine Agreement, we purchased OnLine for $2.0 million cash, a note for $5.0 million (the “OnLine Note”) and 844,428 shares of our common stock, as well as a deferred cash payment of $2.1 million which was paid in February 2003. The operating results of OnLine from August 22, 2002 are included in our consolidated statements of operations. Debt assumed in the acquisition included a note payable to BlueLine Data Corporation (the “BlueLine Note“) for $1.3 million. The OnLine Note and the BlueLine Note were repaid in the second quarter of 2003 using proceeds from our initial public offering (see Note 9).

E-Commerce Exchange
On March 19, 2002, we entered into an Agreement and Plan of Merger (the “ECX Agreement”) with ECX, a card-payment processor, whereby ECX merged into a wholly owned subsidiary of the Company. ECX is a provider of an end-to-end solution which enables merchants to accept credit card payments via the Internet. Under the terms of the ECX Agreement, we issued a series of convertible notes (the “ECX Notes”) to the prior Series A Preferred Stockholders of ECX (“ECX Preferred Stockholders”) in the aggregate amount of $15.0 million in exchange for all of the outstanding common shares of ECX. Subject to certain restrictions, such ECX Notes are convertible into 663,184 shares of our common stock, and the notes bear interest at 4.5 percent and are due March 2007. The acquisition was recorded under the purchase method. The operating results of ECX from March 20, 2002 are included in our consolidated statements of operations.

Other Acquisitions
We made various other purchases of certain merchant processing portfolios totaling $649,000 during the three months ended March 31, 2003. The portfolios are accounted for as intangible assets and other assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of seven years. No merchant processing portfolios were purchased during three months ended March 31, 2002.

(3) Intangible Assets

As of March 31, 2003, we had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Merchant processing portfolios	$34,308	$(6,270)	$28,038
Acquired software	3,549	(2,604)	945
Bank contract costs and other	4,375	(2,901)	1,474

Total	$42,232	$(11,775)	$30,457

For the three months ended March 31, 2003 and 2002, respectively, amortization expense related to the merchant processing portfolios was $1,311,000 and $700,000, amortization expense related to acquired software was $244,000 and $241,000, and amortization expense related to bank contract costs and other was $47,000 and $80,000.

Page 7 of 20

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

(4)  Long-Term Debt

On March 1, 2001, we obtained a secured line of credit from Bank of America for $3.0 million in exchange for a note, personally guaranteed by a member of our Board of Directors. Interest is payable at Prime rate (4.25 percent at March 31, 2003). A security interest was granted for substantially all the assets of the Company. At March 31, 2003, $3.0 million was outstanding under this line of credit and due March 1, 2004. The line of credit contains certain financial and nonfinancial covenants, including requirements that we maintain a leverage ratio (as defined therein) of not greater than 1.5, and a net worth (as defined therein) of not less than $10.0 million.

In May 2003, we completed an initial public offering (see Note 9) and used $55.7 million of the proceeds to repay outstanding debt with a carrying value of $51.3 million as of March 31, 2003. Additionally, in conjunction with the offering we converted $9.0 million of debt with a carrying value of $8.2 million as of March 31, 2003 into 562,500 shares of common stock. These repayments and conversions resulted in a noncash pre-tax charge of approximately $4.4 million which will be recognized as interest expense in the second quarter of 2003.

(5)  Mandatorily redeemable convertible preferred stock

Mandatorily Redeemable Convertible Preferred Stock issued and outstanding as of March 31, 2003 is as follows (amounts in thousands, except share data):

Cumulative
Shares	Amount	Accretion	Total

2,577,200	$ 4,280	$ 2,828	$ 7,108

As part of the initial public offering completed in May 2003 (see Note 9), the Preferred Stock was converted into 1,192,470 shares of our common stock, which we effected a reverse split of 0.4627 shares for each common share outstanding.  (See Note 1).  The Preferred Stock was not affected by this split.

(6)  Stockholders’ Equity

Earnings Per Share
We report net income or loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share . Under SFAS No. 128, basic earnings per share (“EPS”), which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Net income or loss available to common stockholders represents reported net income or loss less accretion of mandatorily redeemable convertible preferred stock.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and warrants has an anti-dilutive effect, and therefore are excluded from the computation of dilutive EPS. Stock options and warrants of 561,625 were excluded from the computation of dilutive EPS for the three months ended March 31, 2002, as their inclusion would have been anti-dilutive. For the three months ended March 31, 2003 and 2002, mandatorily redeemable preferred stock that is convertible into 1,192,470 shares of common stock was excluded from the computation of dilutive EPS, as their inclusion would have been anti-dilutive. For the three months ended March 31, 2003 and 2002, debt initially convertible into 647,780 shares of common stock as well as other debt convertible into 71,057 shares of common stock were excluded from the computation of diluted EPS, as their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended March 31,
	2003	2002

Basic weighted average common shares outstanding	7,330	4,480
Weighted average common share equivalents outstanding	1,151	--

Diluted weighted average shares outstanding	8,481	4,480

Page 8 of 20

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

(7)  Revenue Recognition

Revenues are reported gross of amounts paid to association banks as well as interchange and assessments paid by us to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Related interchange costs are also recognized at that time, as are bank sponsorship fees and assessments, which are included in other costs of services.

(8)  Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45").  Effective January 1, 2003, the Company adopted FIN 45, which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The Company recognizes a reserve for its merchant credit risk, which is partially mitigated by the collateral the Company obtains from those merchants considered at risk. Based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the guarantee approximates the credit loss reserves. The adoption of FIN 45 did not have a material impact on the Company's card merchant processing business.

Page 9 of 20

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted this statement and its adoption did not have a material impact on our financial position, results of operations or cashflows (See Note 1).

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We do not have variable interests in variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity . This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, including mandatorily redeemable equity instruments. The Statement is effective for all interim periods beginning after June 15, 2003. We currently classify our mandatorily redeemable equity instruments in the mezzanine level between liabilities and stockholders’ equity on its balance sheet. However, all of our mandatorily redeemable equity instruments were converted to common stock in conjunction with the initial public offering in May 2003 (see Note 9) and we therefore do not anticipate this Statement to have a material effect on our consolidated financial statements.

(9)  Subsequent Events

     In May 2003, we completed an initial public offering whereby we sold 5,625,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $75.7 million (after underwriters’ discount of $6.3 million and related offering expenses of $8.0 million). As described in Note 4, during the second quarter of fiscal 2003 we used $55.7 million of the proceeds to repay debt that had a carrying value of $51.3 million as of March 31, 2003 and converted an additional $9.0 million of debt (with a carrying value of $8.2 million as of March 31, 2003) into 562,500 shares of common stock. The repayment and conversion of debt will result in recognition of a noncash pre-tax charge of approximately $4.4 million in the second quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment or conversion. Immediately prior to the offering we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying unaudited consolidated financial statements of iPayment, Inc. have been adjusted to reflect this reverse split.

Page 10 of 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in the prospectus filed with the Commission on May 13, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-101705). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Certain important factors, which are discussed elsewhere in this document and in our registration statement on Form S-1 filed May 12, 2003, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

Overview

We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of March 31, 2003, we provided our services to approximately 59,000 active small merchants located across the United States, and our merchant processing volume was $1,338 million and $356 million for the three months ended March 31, 2003 and 2002, respectively. The small merchants we serve typically generate less than $250,000 of charge volume per year and have an average transaction value of approximately $75. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants.

Our payment processing services enable merchants to process both traditional card-present, or “swipe,” transactions, as well as card-not-present transactions. A card-not-present transaction occurs whenever a customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our processing services include evaluation and acceptance of card numbers, detection of fraudulent transactions, receipt and settlement of funds and service and support. By outsourcing some of these services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds, we maintain an efficient operating structure, which allows us to easily expand our operations without significantly increasing our fixed costs. We derive the majority of our revenues from fee income related to transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. In the event we have outsourced any of the services provided in the transaction, we remit a portion of the fee income to the third parties that have provided these services.

We believe our experience and knowledge in providing payment processing services to small merchants gives us the ability to effectively identify, evaluate and manage the payment processing needs and risks that are unique to small businesses.

We market and sell our services primarily through our relationships with over 500 independent sales organizations, or ISOs, which we define as any party that sells card-based payment processing services to merchants. ISOs act as a non-employee, external sales force in communities throughout the United States. By providing the same high level of service and support to our ISOs as we do to our merchant customers, we maintain our access to an experienced sales force of approximately 2,000 sales professionals who will market our services, with minimal direct investment in sales infrastructure and management. After an ISO refers a merchant to us and we execute a processing agreement with that merchant, we pay the referring ISO a percentage of the revenues generated by that merchant. Although our relationships with ISOs are mutually non-exclusive, we believe that our understanding of the unique payment processing needs of small merchants enables us to develop compelling incentives for ISOs to continue to refer newly identified merchants to us. We also maintain an open dialogue with our ISOs, allowing us to quickly address their concerns and any problems facing the merchants they refer to us.

Page 11 of 20

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 3 of our Registration Statement on form S-1. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Goodwill
We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002 (certain provisions of SFAS No. 142 were adopted in the third quarter of 2001). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment utilizing the fair value approach. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation.  The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

Merchant losses
Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, together with the acquiring bank, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transaction and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors. At March 31, 2003, our reserve for losses on merchant accounts totaled $3.5 million, of which $2.0 million related to reserves from one merchant.

Income taxes
We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. We have placed a significant valuation allowance on our net operating loss carryforwards as a result of limitations placed on the ability to utilize the net operating loss carryforwards due to two ownership changes which occurred in July 2000 and April 2001.

Stock warrants
We have historically issued debt securities with detachable stock warrants at a ratio of 32,389 warrants for every $1 million borrowed. Accounting Principles Board Opinion No. 14 requires that portion of the proceeds of debt securities issued with detachable stock purchase warrants which is allocable to the warrants should be accounted for as paid-in capital. The allocation is based on the relative fair values of the two securities at time of issuance. The resulting discount on the debt securities is recorded initially as a reduction to the carrying amount of the debt securities and is amortized as a component of interest expense over the life of the debt securities.

Components of Revenues and Expenses
All of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate us for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. We report revenues gross of amounts paid to sponsoring banks, as well as interchange and assessments paid by us to credit card associations pursuant to which these associations receive payments based primarily on processing volume for particular groups of merchants. Related interchange and assessment costs and bank processing fees are also recognized at that time.

Page 12 of 20

The most significant component of operating expenses is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are based on transaction processing volume and are recognized at the time transactions are processed.

Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to ISOs, which are commissions we pay to our ISOs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.

Other costs of services also includes depreciation and amortization expenses, which are recognized on a straight-line basis over the estimated useful life of the asset. Amortization of intangible assets and goodwill resulted from our acquisitions of portfolios of merchant accounts or acquisitions of a business where we allocated purchase price to the existing merchant processing portfolio. With the adoption of SFAS No. 142 as of January 1, 2002, goodwill is no longer amortized and is subject to periodic testing for impairment.

Selling, general and administrative expenses consist primarily of salaries and wages and other general administrative expenses.

From time to time, we enter into transactions with our ISOs. Sometimes, we acquire from an ISO the right, title and interest to a merchant portfolio, including the residual cash flow stream for merchants the ISOs have brought to us. The accounting for those acquisitions is dependent on the ISO’s relationship with us. If the ISO is considered an agent, then we record prepaid commission and amortize the asset through cost of sales. Otherwise, if we have no ongoing agent relationship with the ISO, we will record an intangible asset for that residual cash flow stream. Also, from time to time, we lend money to ISOs, usually to assist the ISOs in establishing and growing their businesses. This directly impacts the number, quality and type of merchants these ISOs are able to bring to us.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45"). Effective January 1, 2003, the Company adopted FIN 45, which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The Company recognizes a reserve for its merchant credit risk, which is partially mitigated by the collateral the Company obtains from those merchants considered at risk. Based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the guarantee approximates the credit loss reserves. The adoption of FIN 45 did not have a material impact on the Company's card merchant processing business.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement and its adoption did not have a material impact on our financial position, results of operations or cash flows (see Note 1).

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We do not have variable interests in variable interest entities. Accordingly, the application of this Interpretation is not expected to have a material effect on our financial statements.

Page 13 of 20

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity . This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, including mandatorily redeemable equity instruments. The Statement is effective for all interim periods beginning after June 15, 2003. We currently classify our mandatorily redeemable equity instruments at the mezzanine level between liabilities and stockholders’ equity on its balance sheet. However, all of our mandatorily redeemable equity instruments were converted to common stock in conjunction with the initial public offering in May 2003 (see Note 9) and we therefore do not anticipate this Statement to have a material effect on its consolidated financial statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended
	March 31,
	2003	2002

	(Unaudited)

Revenues	100.0%	100.0%

Operating expenses:
Interchange	51.4	40.7
Other costs of services	34.9	48.3
Selling, general and administrative	3.9	7.1

Total operating expenses	90.2	96.1

Income from operations	9.8	3.9

Interest expense, net	7.1	7.3

Income (loss) before income taxes	2.7	(3.4)

Income tax provision	0.8	1.0

Net income (loss)	1.9%	(4.4)%

Three Months Ended March 31, 2003 (“2003”) Compared to Three Months Ended March 31, 2002 (“2002”)

Revenues. Revenues increased $30.2 million or 183.2% to $46.7 million in 2003 from $16.5 million in 2002. This increase was primarily attributable to our acquisitions of four businesses since March 2002, which resulted in an increase in revenues of $26.4 million, representing 87.4% of our total growth in revenues over the prior period.

Interchange Expenses . Interchange expenses increased $17.3 million or 258.0% to $24.0 million in 2003 from $6.7 million in 2002. The increase was primarily attributable to increased charge volume driven mainly by our acquisitions since March 2002 of four businesses. Interchange expenses as a percentage of total revenues increased to 51.4% in 2003 from 40.7% in 2002 as the portfolios acquired through the aforementioned acquisitions had higher average costs as a percentage of revenues than our existing mix of business.

Other Costs of Services. Other costs of services increased $8.3 million or 104.5% to $16.3 million in 2003 from $8.0 million in 2002. The increase was due primarily to costs associated with increased processing volume and salaries and other costs associated with the addition of 178 personnel as a result of our acquisitions. Other costs of services as a percentage of revenues declined to 34.9% in 2003 from 48.3% in 2002. Other costs of services as a percentage of revenues decreased primarily due to a $1.6 million loss recognized in 2002 attributable to chargebacks relating to one merchant, which caused losses to be 7.3% of revenues in 2002, compared to 2.4% in 2003. Personnel costs, processing costs and depreciation and amortization were also lower as a percentage of revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.6 million or 56.5% to $1.8 million in 2003 from $1.2 million in 2002. The increase was principally due to an increase in personnel cost resulting from our acquisitions. Selling, general and administrative expenses as a percentage of revenues declined to 3.9% in 2003 from 7.1% in 2002. Selling, general and administrative expenses as a percentage of revenues in 2003 decreased primarily due to the consolidation of the operations of acquired entities.

Page 14 of 20

Interest Expense. Interest expense increased $2.1 million or 172.8% to $3.3 million in 2003 from $1.2 million in 2002. This increase was primarily due to increased borrowings to fund our acquisitions and increases in working capital.

      Income Tax. Income tax expense increased $0.2 million or 145.8% to $0.4 million in 2003 from $0.2 million in 2002 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 30.0% in 2003.   This rate differs from our statutory rate, primarily as a result of the utilization of previously unrecognized net operating losses.

Liquidity and Capital Resources

At March 31, 2003, we had cash and cash equivalents totaling $1.1 million, compared to $1.8 million at December 31, 2002.

Net cash provided by operating activities was $1.3 million in 2003. Net income of $0.9 million, depreciation and amortization of $1.9 million and noncash interest of $1.3 million related to amortization of debt discounts and isuance costs were partially offset by $2.8 million of changes in operating assets and liabilities. Such changes principally included losses of  $0.8 million attributable to one merchant, prepaid residual payments of $0.8 million and a litigation settlement of $0.7 million. Net cash used in operating activities was $0.7 million in 2002, primarily representing increases in other assets and accounts receivable. We expect that our current cash and cash equivalents and anticipated net positive cash flows from operations will satisfy working capital, financing and capital expenditure requirements for the next 12 months.

Net cash used in investing activities was $2.7 million in 2003, while investing activities provided net cash of $0.8 in 2002. During 2003, substantially all cash used in investing activities was for payment of the final installment of the cash purchase price of a business acquisition which occurred in the third quarter of 2002. During 2002, substantially all cash provided by investing activities was from acquisition of a single business. Total capital expenditures for 2003 and 2002 were $0.2 million and $0.1 million, respectively. These expenditures were primarily related to the purchase of computers and other equipment. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

We have historically funded our principal operations through private placements of debt and equity securities to executive officers, directors and third parties and a line of credit from Bank of America.

Net cash provided by financing activities was $0.7 million in 2003, while net cash used by financing activities was $0.4 million in 2002. During 2003 and 2002, we paid an aggregate principal amount of $1.4 million and $0.5 million, respectively, on outstanding debt balances. This was offset in 2003 by an increase during the first quarter of $2.0 million in the amount outstanding under our line of credit.

As of March 31, 2003, we had notes, capital lease obligations and a line of credit arrangement outstanding in an aggregate principal amount of $79.6 million, owed to executive officers, directors and third parties. $15.0 million of the notes are convertible into 663,184 shares of our common stock at the discretion of the holders at a price per share of $23.16, and $1.9 million were convertible into 71,057 shares at a price per share of $26.73. Our notes mature between August 2003 and August 2007. These notes bear interest at rates ranging from 0% to 14%, and the weighted average interest rate of these notes was 9.71%, as of March 31, 2003.

As of March 31, 2003, we had a line of credit with Bank of America that allows us to borrow up to an aggregate of $3.0 million. The line of credit matures on March 1, 2004. The line of credit is personally guaranteed by our Chief Executive Officer. Borrowings under the line of credit bear interest at the prime rate, which was 4.25% at March 31, 2003, are secured by a lien on our assets and contain customary covenants and events of default. As of March 31, 2003, we had $3.0 million of outstanding indebtedness under our line of credit.

In May 2003, we completed an initial public offering and used $55.7 million of the proceeds to repay outstanding debt with a carrying value of $51.3 million as of March 31, 2003. Additionally, in conjunction with the offering we converted $9.0 million of debt with a carrying value of $8.2 million as of March 31, 2003, into 562,500 shares of common stock. These repayments and conversions resulted in a noncash pre-tax charge of approximately $4.4 million which will be recognized as interest expense in the second quarter of 2003.

Page 15 of 20

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk from the information provided under the caption “Disclosures about Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Securities and Exchange Commission on May 13, 2003.

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this Form 10-Q. Based on this evaluation, they have concluded that those disclosure controls and procedures were adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings in the normal course of business. Please see the description under the caption “Legal Proceedings” in the prospectus filed with the Commission on May 13, 2003 pursuant to Rule 424(b)(4) under the Securities Act in connection with the Company’s Registration Statement on Form S-1 (File No. 333-101705)

Item 2. Changes in Securities and Use of Proceeds.

(a)   Effective May 12, 2003, we amended and restated our certificate of incorporation and bylaws. Please see “Description of Capital Stock” included in our final prospectus filed with the Securities and Exchange Commission on May 13, 2003, for a description of the rights of holders of shares of our common stock.

(b)    None

(c)    During the three month period ended March 31, 2003:

(i)   Pursuant to the exemption from registration provided in Rule 701 under the Securities Act of 1933, we issued 54,059 shares of our common stock to our employees upon the exercise of options in consideration for an aggregate exercise price of $43,000; and

(ii)   Pursuant to the exemption from registration provided in Section 4(2) under the Securities Act of 1933, we issued 1,122,533 shares of our common stock to holders of our warrants for an aggregate exercise price of $24,000.

(d)    On May 15, 2003, we consummated the initial public offering of our common stock, $0.01 par value. The managing underwriters were Bear, Stearns & Co. Inc, Thomas Weisel Partners LLC and Wachovia Securities. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-101705) that was declared effective by the Securities and Exchange Commission on May 8, 2003 (a post-effective amendment to which was declared effective on May 12, 2003) and a Registration Statement (Registration No. 333-105165) filed pursuant to Rule 1462(b) under the Securities Act of 1933. All 5,625,000 shares of common stock registered under the registration statement, including an aggregate of 625,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $16.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $90.0 million. The aggregate net proceeds to us from the offering were approximately $75.7 million after deducting an aggregate of $6.3 million in underwriting discounts and commissions paid to the underwriters and an estimated $8.0 million in other expenses incurred in connection with the offering.

We used $11.4 million of the net proceeds of the offering to repay in full promissory notes held by our director, David Vandewater, and entities affiliated with our directors, John Harrison, David Vandewater and David Wilds. We used $55.7 million of the net proceeds to repay debt that had a carrying value of $51.3 million as of March 31, 2003. We invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

Page 16 of 20

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.   Description

10.1      Merchant Program Processing Agreement dated January 31, 2003, among iPayment, Inc., Chase Merchant Services, LLC and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1 (File No. 333-101705) dated April 9, 2003)

10.2      Processing Services Agreement dated January 1, 2003, between iPayment, Inc. and Vital Processing Services LLC (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1 (File No. 333-101705) dated April 9, 2003)

99.1      Certifications pursuant to 18 U.S.C. Section 1350 (filed herewith)

(b)  Reports on Form 8-K

   None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

iPayment, Inc.

Date:	June 17, 2003	By: /s/ Gregory S. Daily

Gregory S. Daily Chief Executive Officer

Date:	June 17, 2003	By: /s/ Clay M. Whitson

Clay M. Whitson. Chief Financial Officer

Page 17 of 20

CERTIFICATION

I, Gregory S. Daily, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of iPayment, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.     I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 17, 2003	By: /s/ Gregory S. Daily

Gregory S. Daily Chief Executive Officer

Page 18 of 20

CERTIFICATION

I, Clay M. Whitson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of iPayment, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.     I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 17, 2003	By: /s/ Clay M. Whitson

Clay M. Whitson Chief Financial Officer

Page 19 of 20

EXHIBIT INDEX

10.1    Merchant Program Processing Agreement dated January 31, 2003, among iPayment, Inc., Chase Merchant Services, LLC and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1 (File No. 333-101705) dated April 9, 2003)

10.2    Processing Services Agreement dated January 1, 2003, between iPayment, Inc. and Vital Processing Services LLC (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1 (File No. 333-101705) dated April 9, 2003)

99.1      Certifications pursuant to 18 U.S.C. Section 1350 (filed herewith)

Page 20 of 20