Form 10-Q
period 2003-06-30
IPAYMENT INC
filed 2003-08-14
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

Commission file number 000-50280

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  [  ]  NO  [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 8, 2003

Common Stock, $0.01 par value	16,362,917

INDEX

iPAYMENT, INC. and SUBSIDIARIES

Part 1.

Item 1. Financial Statements

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,260	$1,831
Accounts receivable, net of allowance for doubtful accounts of $46 and $93 at June 30, 2003 and December 31, 2002, respectively	9,152	6,687
Prepaid expenses and other current assets	1,807	1,287

Total current assets	36,219	9,805
Restricted cash	4,719	3,070
Property and equipment, net	1,679	1,610
Intangible assets, net	28,796	31,758
Goodwill, net	59,969	60,790
Other assets	6,744	9,948

Total assets	$138,126	$116,981

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY
Current liabilities:
Reserve for merchant losses	$3,291	$4,411
Accounts payable and accrued liabilities	7,900	12,192
Current portion of long-term debt	5,056	7,383

Total current liabilities	16,247	23,986
Long term liabilities:
Long-term debt	15,286	70,688
Other long-term liabilities	1,175	2,118

Total liabilities	32,708	96,792

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, no par value; 2,577,200 shares authorized and issued at June 30, 2003 and December 31, 2002; no shares outstanding at June 30, 2003 and 2,577,200 shares outstanding at December 31, 2002	—	6,670
Stockholders’ equity:
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 16,243,506 shares issued and outstanding at June 30, 2003; 130,000,000 shares authorized, 6,736,075 shares issued and outstanding at December 31, 2002	121,956	29,736
Accumulated deficit	(16,538)	(16,217)

Total stockholders’ equity	105,418	13,519

Total liabilities and stockholders’ equity	$138,126	$116,981

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$54,308	$21,540	$100,983	$38,019
Operating expenses:
Interchange	28,336	7,637	52,346	14,343
Other costs of services	18,529	11,631	34,806	19,592
Selling, general and administrative	1,909	1,401	3,738	2,570

Total operating expenses	48,774	20,669	90,890	36,505

Income from operations	5,534	871	10,093	1,514
Interest expense	6,366	1,305	9,656	2,511

Income (loss) before income taxes	(832)	(434)	437	(997)
Income tax provision (benefit)	(250)	155	131	310

Net income (loss)	(582)	(589)	306	(1,307)
Accretion of mandatorily redeemable convertible preferred stock	(214)	(364)	(652)	(703)

Net loss allocable to common stockholders	$(796)	$(953)	$(346)	$(2,010)

Basic and diluted loss per common share:
Loss per share
Basic	$(0.06)	$(0.21)	$(0.04)	$(0.45)
Diluted	$(0.06)	$(0.21)	$(0.04)	$(0.45)
Weighted average shares outstanding
Basic	12,383	4,480	9,870	4,480
Diluted	12,383	4,480	9,870	4,480

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$306	$(1,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,925	2,387
Noncash interest expense	6,366	414
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(2,465)	(1,344)
Prepaid expenses and other current assets	(520)	495
Other assets	2,785	(1,636)
Reserve for merchant losses, accounts payable and accrued liabilities	(3,754)	3,009
Other liabilities	13	55

Net cash provided by operating activities	6,656	2,073

Cash flows from investing activities:
Change in restricted cash	(1,649)	(600)
Expenditures for property and equipment	(380)	(126)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(234)	1,320
Payments related to businesses previously aquired	(2,099)	—

Net cash (used in) provided by investing activities	(4,362)	594

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(53,728)	(2,610)
(Repayments) borrowings on line of credit	(1,050)	36
Proceeds from issuance of common stock	75,913	—

Net cash provided by (used in) financing activities	21,135	(2,574)

Net increase in cash and cash equivalents	23,429	93
Cash and cash equivalents, beginning of period	1,831	290

Cash and cash equivalents, end of period	$25,260	$383

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$57	$34
Cash paid during the period for interest	$3,262	$2,454
Supplemental disclosure of noncash investing and financing activities:
Accretion of mandatorily redeemable convertible preferred stock	$652	$703
Conversion of debt to common stock	$9,000	$—
Conversion of mandatorily redeemable convertible preferred stock to common stock	$7,322	$—

See accompanying notes to consolidated financial statements.

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

Organization and Business

     iPayment, Inc. (subsequently referred to as “iPayment” or the “Company”) was originally incorporated as iPayment Holdings, Inc. in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. iPayment is a provider of card-based payment processing services to small business merchants located across the United States. We enable merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. We market and sell our services primarily through independent sales organizations (“ISOs”).

Basis of Presentation

     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002 (included in our Registration Statement on Form S-1).

     Certain prior year amounts have been reclassified to conform to the current year presentation, including separate presentation of interchange fees and classification of all depreciation and amortization expense as other cost of services in the consolidated statement of operations. Interchange fees had previously been included in cost of services and were $6.7 million, $7.6 million, $13.3 million and $24.2 million for the three months ended March 31, June 30, September 30, and December 31, 2002, respectively. Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to ISOs, which are commissions we pay to our ISOs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, sponsorship costs and other third-party processing costs.

Stock-Based Compensation

     We have adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We measure compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net loss allocable to common stockholders, as reported	$(796)	$(953)	$(346)	$(2,010)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(276)	(119)	(468)	(238)

Pro forma net loss	(1,072)	(1,072)	(814)	(2,248)

Earnings per share:
As reported:
Basic	$(0.06)	$(0.21)	$(0.04)	$(0.45)
Diluted	$(0.06)	$(0.21)	$(0.04)	$(0.45)
Pro Forma:
Basic	$(0.09)	$(0.24)	$(0.08)	$(0.50)
Diluted	$(0.09)	$(0.24)	$(0.08)	$(0.50)

     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 50% and 100% for 2003 and 2002, respectively (iii) expected lives of 3 years for all periods, (iv) and risk-free interest rates ranging from 2% to 4% for all periods.

(2) Acquisitions

     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted.

CardSync Processing, Inc.

     On September 5, 2002, we entered into an Agreement and Plan of Merger (the “CardSync Agreement”) with CardSync Processing, Inc. (“CardSync”), whereby CardSync merged with a wholly owned subsidiary of the Company. CardSync is an integrated provider of credit card transaction processing services. Under the terms of the CardSync Agreement, we purchased CardSync for $1.1 million cash and 670,915 shares of our common stock. The acquisition was accounted for as a purchase. Debt assumed in the acquisition is pursuant to a settlement of litigation between CardSync and NOVA Corporation (“NOVA”) under which CardSync was required to pay NOVA $8.0 million. As of June 30, 2003, the entire balance has been repaid.

First Merchants Bancard Services, Inc

     On August 28, 2002, we entered into an Agreement and Plan of Merger (the “FMBS Agreement”) with First Merchants Bancard Services, Inc. (“FMBS”), whereby FMBS merged into a wholly owned subsidiary of the Company. FMBS is an integrated provider of credit card transaction processing services. Under the terms of the FMBS Agreement, we purchased FMBS for $3.4 million cash and 740,320 shares of our common stock. The acquisition was accounted for as a purchase. Debt assumed in the acquisition included a note payable for $1.9 million (which also contained a one-time $250,000 loan fee due upon the repayment of the note). The note was repaid in the second quarter of 2003 using proceeds from our initial public offering (see Note 9).

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Online Data Corporation

     On August 22, 2002, we entered into an Agreement and Plan of Merger (the “Online Agreement”) with Online Data Corporation (“Online”), whereby Online merged with a wholly owned subsidiary of the Company. Online is an integrated provider of credit card transaction processing services. Under the terms of the Online Agreement, we purchased Online for $2.0 million cash, a note for $5.0 million (the “Online Note”) and 844,428 shares of our common stock, as well as a deferred cash payment of $2.1 million which was paid in February 2003. The acquisition was accounted for as a purchase. Debt assumed in the acquisition included a note payable to Blueline Data Corporation (the “Blueline Note”) for $1.3 million. The Online Note and the Blueline Note were repaid in the second quarter of 2003 using proceeds from our initial public offering (see Note 9).

E-Commerce Exchange

     On March 19, 2002, we entered into an Agreement and Plan of Merger (the “ECX Agreement”) with ECX, a card-payment processor, whereby ECX merged into a wholly owned subsidiary of the Company. ECX is a provider of an end-to-end solution which enables merchants to accept credit card payments via the Internet. Under the terms of the ECX Agreement, we issued a series of convertible notes (the “ECX Notes”) to the prior Series A Preferred Stockholders of ECX (“ECX Preferred Stockholders”) in the aggregate amount of $15.0 million in exchange for all of the outstanding common shares of ECX. Subject to certain restrictions, such ECX Notes are convertible into 663,184 shares of our common stock, and the notes bear interest at 4.5 percent and are due March 2007. The acquisition was accounted for as a purchase.

Other Acquisitions

     We made various other purchases of certain merchant processing portfolios totaling $1.6 million during the six months ended June 30, 2003. The portfolios are accounted for as intangible assets and other assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of seven years.

     On August 5, 2003, we entered into an asset purchase agreement with CardPayment Solutions, Inc. See Note 10 for further information regarding this acquisition.

(3) Intangible Assets

     As of June 30, 2003, we had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Merchant processing portfolios	$34,386	(7,603)	$26,783
Acquired software	3,510	(2,692)	818
Bank contract costs and other	1,725	(530)	1,195

Total	$39,621	$(10,825)	$28,796

As of December 31, 2002, we had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Merchant processing portfolios	$34,236	(5,110)	$29,126
Acquired software	2,593	(1,973)	620
Bank contract costs and other	5,174	(3,162)	2,012

Total	$42,003	$(10,245)	$31,758

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

     For the three months ended June 30, 2003 and 2002, respectively, amortization expense related to the merchant processing portfolios was $1,315,000 and $788,000, amortization expense related to acquired software was $249,000 and $241,000, and amortization expense related to bank contract costs and other was $73,000 and $193,000. For the six months ended June 30, 2003 and 2002, respectively, amortization expense related to the merchant processing portfolios was $2,627,000 and $1,488,000, amortization expense related to acquired software was $492,000 and $482,000, and amortization expense related to bank contract costs and other was $121,000 and $273,000.

(4) Long-Term Debt

     On March 1, 2001, we obtained a secured line of credit from Bank of America for $3.0 million in exchange for a note, personally guaranteed by a member of our Board of Directors. Interest is payable at Prime rate (4.0 percent at June 30, 2003). A security interest was granted for substantially all the assets of the Company. At June 30, 2003, no amounts were outstanding under this line of credit. The line of credit contains certain financial and non-financial covenants, including requirements that we maintain a leverage ratio (as defined therein) of not greater than 1.5, and a net worth (as defined therein) of not less than $10.0 million. We were in compliance with all debt covenants as of June 30, 2003.

     In May 2003, we completed an initial public offering (see Note 9) and used $55.7 million of the proceeds to repay outstanding debt with a carrying value of $52.1 million. Additionally, in conjunction with the offering we converted $9.0 million of debt with a carrying value of $8.2 million into 562,500 shares of common stock. These repayments and conversions resulted in a noncash pre-tax charge of approximately $4.4 million which was recognized as interest expense in the second quarter of 2003.

     On August 1, 2003 we obtained a $20.0 million revolving line of credit from Bank of America (see Note 10). The line of credit is expandable to $30.0 million and includes a $3.0 million letter of credit sublimit. Interest is payable at an adjusted LIBOR rate (LIBOR Rate plus the Applicable Margin for LIBOR, each as in effect at such time). The line of credit contains certain financial and nonfinancial covenants (as defined therein) and replaces the previous line of credit we had with Bank of America. The line of credit expires on August 1, 2006.

(5) Mandatorily redeemable convertible preferred stock

     As part of the initial public offering completed in May 2003 (see Note 9), all of our Mandatorily Redeemable Convertible Preferred Stock was converted into 1,192,470 shares of our common stock.

(6) Stockholders’ Equity

Earnings Per Share

     We report net income or loss per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic earnings per share (“EPS”), which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Net income or loss available to common stockholders represents reported net income or loss less accretion of mandatorily redeemable convertible preferred stock.

     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options, warrants and conversion of convertible securities has an anti-dilutive effect, and therefore are excluded from the computation of diluted EPS. The following common stock equivalents were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive (in thousands):

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Stock options and warrants	1,212	1,130	1,665	1,129
Mandatorily redeemable convertible preferred stock	537	1,192	863	1,192
Convertible debt	698	650	715	373

	2,447	2,972	3,243	2,694

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic weighted average common shares outstanding	12,383	4,480	9,870	4,480
Dilutive weighted average common share equivalents outstanding	—	—	—	—

Diluted weighted average common shares outstanding	12,383	4,480	9,870	4,480

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

(8) Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). Effective January 1, 2003, the Company adopted FIN 45, which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The Company recognizes a reserve for its merchant credit risk, which is partially mitigated by the collateral the Company obtains from those merchants considered at risk. Based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the guarantee approximates the credit loss reserves. The adoption of FIN 45 did not have a material impact on the Company’s card merchant processing business, or our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement and its adoption did not have any impact on our financial position, results of operations or cashflows (see Note 1).

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective. We do not have variable interests in variable interest entities.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, including mandatorily redeemable equity instruments. The Statement is effective for all interim periods beginning after June 15, 2003. We have classified our mandatorily redeemable equity instruments in the mezzanine level between liabilities and stockholders’ equity on its balance sheet. However, all of our mandatorily redeemable equity instruments were converted to common stock in conjunction with the initial public offering in May 2003 (see Note 9) and we, therefore, do not anticipate this Statement will have a material effect on our consolidated financial statements.

(9) Initial Public Offering

     In May 2003, we completed an initial public offering whereby we sold 5,625,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $75.7 million (after underwriters’ discount of $6.3 million and related offering expenses of $8.0 million). As described in Note 4, during the second quarter of fiscal 2003 we used $55.7 million of the proceeds to repay debt that had a carrying value of $52.1 million and converted an additional $9.0 million of debt with a carrying value of $8.2 million into 562,500 shares of common stock. The repayment and conversion of debt resulted in recognition of a non-cash pre-tax charge of approximately $4.4 million in the second quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment or conversion. Immediately prior to the offering we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying unaudited consolidated financial statements of iPayment, Inc. have been adjusted to reflect this reverse split.

(10) Subsequent Events

     On August 5, 2003, we entered into an Asset Purchase Agreement (the “CardPayment Agreement”) with CardPayment Solutions, Inc. (“CardPayment”), whereby we acquired substantially all of the assets and assumed certain liabilities of CardPayment for $12.0 million cash and 118,409 shares of our common stock. CardPayment is an integrated provider of credit card transaction processing services. The acquisition was recorded under the purchase method, and we are currently in the process of allocating the total considerations to the fair value of assets acquired and liabilities assumed. The operating results of CardPayment from August 1, 2003 are included in our consolidated statements of operations. For the period from January 1, 2003 to July 31, 2003, CardPayment recorded revenues of approximately $8.1 million.

     On August 1, 2003 we obtained a $20.0 million revolving line of credit from Bank of America. The line of credit is expandable to $30.0 million and includes a $3.0 million letter of credit sublimit. Interest is payable at an adjusted LIBOR rate (LIBOR Rate plus the Applicable Margin for LIBOR, each as in effect at such time). The line of credit contains certain financial and nonfinancial covenants (as defined therein) and replaces the previous line of credit we had with Bank of America. The line of credit expires on August 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in the prospectus filed with the Securities and Exchange Commission (the “Commission”) on May 13, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-101705). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Certain important factors, which are discussed elsewhere in this document and in our prospectus filed May 13, 2003, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

Overview

     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. We currently provide our services to approximately 66,000 active small merchants located across the United States, and our merchant processing volume was $1,338 million and $2,895 million for the three and six months ended June 30, 2003, respectively (compared to $415 million and $771 million for the three and six months ended June 30, 2002, respectively). The small merchants we serve typically generate less than $250,000 of charge volume per year and have an average transaction value of approximately $75. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants.

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

Critical Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 3 of our financial statements included in our prospectus filed with the Commission on May 13, 2003. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

     Goodwill

     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002 (certain provisions of SFAS No. 142 were adopted in the third quarter of 2001). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment utilizing the fair value approach. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

     Merchant losses

     Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, together with the acquiring bank, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transaction and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors. At June 30, 2003, our reserve for losses on merchant accounts totaled $3.3 million, of which $1.5 million related to reserves from one merchant.

     Income taxes

     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. We have placed a valuation allowance on our net deferred tax asset as a result of limitations, it being more likely than not that we will not be able to utilize some or all of the net deferred tax asset.

     Stock warrants

     We have historically issued debt securities with detachable stock warrants at a ratio of 32,389 warrants for every $1 million borrowed. Accounting Principles Board Opinion No. 14 requires that a portion of the proceeds of debt securities issued with detachable stock purchase warrants which is allocable to the warrants should be accounted for as paid-in capital. The allocation is based on the relative fair values of the two securities at time of issuance. The resulting discount on the debt securities is recorded initially as a reduction to the carrying amount of the debt securities and is amortized as a component of interest expense over the life of the debt securities. All warrants have been exercised as of June 30, 2003.

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

     Other costs of services also includes depreciation and amortization expenses, which are recognized on a straight-line basis over the estimated useful life of the asset. Amortization of intangible assets resulted from our acquisitions of portfolios of merchant accounts or acquisitions of a business where we allocated purchase price to the existing merchant processing portfolio.

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

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). Effective January 1, 2003, the Company adopted FIN 45, which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The Company recognizes a reserve for its merchant credit risk, which is partially mitigated by the collateral the Company obtains from those merchants considered at risk. Based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the guarantee approximates the credit loss reserves. The adoption of FIN 45 did not have a material impact on the Company’s card merchant processing business.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement and its adoption did not have a material impact on its financial position, results of operations or cash flows (see Note 1).

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective. We do not have variable interests in variable interest entities.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, including mandatorily redeemable equity instruments. The Statement is effective for all interim periods beginning after June 15, 2003. We have classified our mandatorily redeemable equity instruments in the mezzanine level between liabilities and stockholders’ equity on its balance sheet. However, all of our mandatorily redeemable equity instruments were converted to common stock in conjunction with the initial public offering in May 2003 (see Note 9) and we, therefore, do not anticipate this Statement will have a material effect on our consolidated financial statements.

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Interchange	52.2	35.5	51.8	37.7
Other costs of services	34.1	54.0	34.5	51.5
Selling, general and administrative	3.5	6.5	3.7	6.8

Total operating expenses	89.8	96.0	90.0	96.0

Income from operations	10.2	4.0	10.0	4.0
Interest expense, net	11.7	6.0	9.6	6.6

Income (loss) before income taxes	(1.5)	(2.0)	0.4	(2.6)
Income tax provision (benefit)	(0.5)	0.7	0.1	0.8

Net income (loss)	(1.0)	(2.7)	0.3	(3.4)

Three Months Ended June 30, 2003 (“2003”) Compared to Three Months Ended June 30, 2002 (“2002”)

     Revenues. Revenues increased $32.8 million or 152.1% to $54.3 million in 2003 from $21.5 million in 2002. This increase was primarily attributable to our acquisitions of four businesses since March 2002, which resulted in an increase in revenues of $28.5 million, representing 86.9% of our total growth in revenues over the prior period.

     Interchange Expenses. Interchange expenses increased $20.7 million or 271.0% to $28.3 million in 2003 from $7.6 million in 2002. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues increased to 52.2% in 2003 from 35.5% in 2002 as the portfolios acquired through the acquisitions had higher average costs as a percentage of revenues than our existing mix of business.

     Other Costs of Services. Other costs of services increased $6.9 million or 59.3% to $18.5 million in 2003 from $11.6 million in 2002. The increase was due primarily to costs associated with increased processing volume and salaries and other costs associated with the addition of personnel as a result of our acquisitions. Other costs of services as a percentage of revenues declined to 34.1% in 2003 from 54.0% in 2002. Other costs of services as a percentage of revenues decreased primarily due to a $2.6 million loss recognized in 2002 attributable to chargebacks relating to one merchant, which caused total losses to be 15.2% of revenues in 2002, compared to 2.1% of revenues in 2003. Personnel costs, processing costs and depreciation and amortization were also lower as a percentage of revenues.

     Selling, General and Administrative. Selling, general and administrative expenses increased $0.5 million or 36.3 % to $1.9 million in 2003 from $1.4 million in 2002. The increase was primarily due to an increase in personnel cost resulting from our acquisitions. Selling, general and administrative expenses as a percentage of revenues declined to 3.5% in 2003 from 6.5% in 2002, primarily due to the consolidation of the operations of acquired entities, which allowed employee headcount to remain steady while revenues increased.

     Interest Expense. Interest expense increased $5.1 million or 387.8% to $6.4 million in 2003 from $1.3 million in 2002. This increase was primarily due to a $4.4 million charge resulting from early extinguishment of certain debt.

     Income Tax. Income tax expense decreased $0.4 million to a benefit of $0.2 million in 2003 from a provision of $0.2 million in 2002 due to a decrease in taxable income. Income tax benefit as a percentage of income before taxes was 30.0 % in 2003. This rate differs from our statutory rate, primarily as a result of the utilization of previously unrecognized net operating losses.

Six Months Ended June 30, 2003 (“2003”) Compared to Six Months Ended June 30, 2002 (“2002”)

     Revenues. Revenues increased $63.0 million or 165.6% to $101.0 million in 2003 from $38.0 million in 2002. This increase was primarily attributable to our acquisitions of four businesses since March 2002, which resulted in an increase in revenues of $54.9 million, representing 87.1% of our total growth in revenues over the prior period.

     Interchange Expenses. Interchange expenses increased $38.0 million or 265.0% to $52.3 million in 2003 from $14.3 million in 2002. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues increased to 51.8% in 2003 from 37.7% in 2002 as the portfolios acquired through the acquisitions had higher average costs as a percentage of revenues than our existing mix of business.

     Other Costs of Services. Other costs of services increased $15.2 million or 77.7% to $34.8 million in 2003 from $19.6 million in 2002. The increase was due primarily to costs associated with increased processing volume and salaries and other costs associated with the addition of personnel as a result of our acquisitions. Other costs of services as a percentage of revenues declined to 34.5% in 2003 from 51.5% in 2002. Other costs of services as a percentage of revenues decreased primarily due to a $3.3 million loss recognized in 2002 attributable to chargebacks relating to one merchant, which caused total losses to be 11.8% of revenues in 2002, compared to 2.2% of revenues in 2003. Personnel costs, processing costs and depreciation and amortization were also lower as a percentage of revenues.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1.1 million or 45.4% to $3.7 million in 2003 from $2.6 million in 2002. The increase was primarily due to an increase in personnel cost resulting from our acquisitions. Selling, general and administrative expenses as a percentage of revenues declined to 3.7% in 2003 from 6.8% in 2002 primarily due to the consolidation of the operations of acquired entities, which allowed employee headcount to remain steady while revenues increased.

     Interest Expense. Interest expense increased $7.1 million or 284.5% to $9.7 million in 2003 from $2.6 million in 2002. This increase was primarily due to a $4.4 million charge resulting from early extinguishment of certain debt.

     Income Tax. Income tax expense decreased $0.2 million to $0.1 million in 2003 from a provision of $0.3 million in 2002 despite an increase in taxable income, primarily as a result of the utilization of previously unrecognized net operating losses. Income tax expense as a percentage of income before taxes was 30.0 % in 2003. This rate differs from our statutory rate due to recognition of the net operating losses as previously discussed.

Liquidity and Capital Resources

     At June 30, 2003, we had cash and cash equivalents totaling $25.3 million, compared to $1.8 million at December 31, 2002.

     Net cash provided by operating activities was $6.7 million in the first six months of 2003 (“2003”). Net income of $0.3 million, depreciation and amortization of $3.9 million and noncash interest of $6.4 million related to amortization of debt discounts and isuance costs were partially offset by $3.9 million of changes in operating assets and liabilities. Such changes principally included increases in accounts receivable of $2.5 million, losses of $1.0 million attributable to one merchant, and a litigation settlement of $0.7 million. Net cash provided by operating activities was $2.1 million in the first six months of 2002 (“2002”), primarily representing a net loss of $1.3 million which was offset by $2.4 million of depreciation and amortization, $0.4 million of noncash interest and a favorable change in operating assets and liabilities of $0.6 million. We expect that our current cash and cash equivalents and anticipated net positive cash flows from operations will satisfy working capital, financing and capital expenditure requirements for the next 12 months.

     Net cash used in investing activities was $4.4 million for 2003 which was primarily comprised of a $2.1 million payment of the final installment of the cash purchase price of a business acquisition which occurred in the third quarter of 2002 and a $1.5 million deposit for a new sponsor bank. During 2002, investing activities provided net cash of $0.6 million which was primarily from the acquisition of a single business. Total capital expenditures for 2003 and 2002 were $0.4 million and $0.1 million, respectively, which were primarily related to the purchase of computers and other equipment. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

     We have historically funded our principal operations through private placements of debt and equity securities to executive officers, directors and third parties and a line of credit from Bank of America, as well as our recent public equity offering.

     Net cash provided by financing activities was $21.1 million in 2003, while net cash used in financing activities was $2.6 million in 2002. During 2003 and 2002, we paid an aggregate principal amount of $54.8 million and $2.6 million, respectively, on outstanding debt balances (including net changes in our line of credit). This was offset in 2003 by net proceeds from issuance of common stock in connection with our IPO of $75.7 million.

     As of June 30, 2003, we had notes, capital lease obligations and a line of credit arrangement outstanding in an aggregate principal amount of $20.3 million, owed to executive officers and third parties. $15.0 million of the notes are convertible into 663,184 shares of our common stock at the discretion of the holders at a price per share of $23.16. Our notes mature between August 2003 and August 2007. These notes bear interest at rates ranging from 0% to 6%, and the weighted average interest rate of these notes was 4.8% as of June 30, 2003.

     As of June 30, 2003, we had a line of credit with Bank of America that allows us to borrow up to an aggregate of $3.0 million. The line of credit matures on March 1, 2004. The line of credit is personally guaranteed by our Board of Directors. Borrowings under the line of credit bear interest at the prime rate, which was 4.0% at June 30, 2003, are secured by a lien on our assets and contain customary covenants and events of default. As of June 30, 2003, we had no outstanding indebtedness under our line of credit.

     On August 1, 2003 we obtained a $20.0 million revolving line of credit from Bank of America. The line of credit is expandable to $30.0 million and includes a $3.0 million letter of credit sublimit. Interest is payable at an adjusted LIBOR rate (LIBOR Rate plus the Applicable Margin for LIBOR, each as in effect at such time). The line of credit contains certain financial and nonfinancial covenants (as defined therein) and replaces the previous line of credit we had with Bank of America. The line of credit expires on August 1, 2006.

     In May 2003, we completed an initial public offering and used $55.7 million of the proceeds to repay outstanding debt with a carrying value of $52.1 million. Additionally, in conjunction with the offering we converted $9.0 million of debt with a carrying value of $8.2 million into 562,500 shares of common stock. These repayments and conversions resulted in a noncash pre-tax charge of approximately $4.4 million which was recognized as interest expense in the second quarter of 2003.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     There have been no material changes in market risk from the information provided under the caption “Disclosures about Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Commission on May 13, 2003.

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

Item 2. Changes in Securities and Use of Proceeds.

(a)	Effective May 12, 2003, we amended and restated our certificate of incorporation and bylaws. Please see “Description of Capital Stock” included in our final prospectus filed with the Securities and Exchange Commission on May 13, 2003, for a description of the rights of holders of shares of our common stock.

(b)	None

(c)	During the three month period ended June 30, 2003:

(i)	Pursuant to the exemption from registration provided in Rule 701 under the Securities Act of 1933, we issued 60,753 shares of our common stock to our employees upon the exercise of options in consideration for an aggregate exercise price of $62,000; and

(ii)	Pursuant to the exemption from registration provided in Section 4(2) under the Securities Act of 1933, we issued 890,110 shares of our common stock to holders of our warrants for an aggregate exercise price of $81,000.

(d)	On May 15, 2003, we consummated the initial public offering of our common stock, $0.01 par value. The managing underwriters were Bear, Stearns & Co. Inc, Thomas Weisel Partners LLC and Wachovia Securities. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-101705) that was declared effective by the Securities and Exchange Commission on May 8, 2003 (a post-effective amendment to which was declared effective on May 12, 2003) and a Registration Statement (Registration No. 333-105165) filed pursuant to Rule 462(b) under the Securities Act of 1933. All 5,625,000 shares of common stock registered under the registration statement, including an aggregate of 625,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $16.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $90.0 million. The aggregate net proceeds to us from the offering were approximately $75.7 million after deducting an aggregate of $6.3 million in underwriting discounts and commissions paid to the underwriters and an estimated $8.0 million in other expenses incurred in connection with the offering.

We used $55.7 million of the net proceeds to repay debt that had a carrying value of $52.1 million, including $11.4 million to repay in full promissory notes held by our director, David Vandewater, and entities affiliated with our directors, John Harrison, David Vandewater and David Wilds. We invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

10.1	Credit agreement dated August 1, 2003, by Bank of America, N.A. and iPayment, Inc.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

iPayment, Inc.

Date: August 14, 2003	By: /s/ Gregory S. Daily Gregory S. Daily Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	By: /s/ Clay M. Whitson Clay M. Whitson Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Credit agreement dated August 1, 2003, by Bank of America, N.A. and iPayment, Inc.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)