Form 10-Q
period 2003-09-30
IPAYMENT INC
filed 2003-11-14
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, $0.01 par value	16,363,907

INDEX

iPAYMENT, INC. and SUBSIDIARIES

Part 1.

Item 1. Financial Statements

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,691	$1,831
Accounts receivable, net of allowance for doubtful accounts of $53 and $93 at September 30, 2003 and December 31, 2002, respectively	10,400	6,687
Prepaid expenses and other current assets	2,028	1,287

Total current assets	24,119	9,805
Restricted cash	9,579	3,070
Property and equipment, net	1,654	1,610
Intangible assets, net	32,313	31,758
Goodwill, net	74,069	60,790
Other assets	6,918	9,948

Total assets	$148,652	$116,981

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK and STOCKHOLDERS’ EQUITY
Current liabilities:
Reserve for merchant losses	$3,144	$4,411
Accounts payable and accrued liabilities	10,810	12,192
Current portion of long-term debt to a related party	5,044	7,383

Total current liabilities	18,998	23,986
Long term liabilities:
Long-term debt	15,538	70,688
Other long-term liabilities	666	2,118

Total liabilities	35,202	96,792

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, no par value; 2,577,200 shares authorized and issued at September 30, 2003 and December 31, 2002; no shares outstanding at September 30, 2003 and 2,577,200 shares outstanding at December 31, 2002	—	6,670
Stockholders’ equity:
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 16,363,027 shares issued and outstanding at September 30, 2003; 130,000,000 shares authorized, 6,736,075 shares issued and outstanding at December 31, 2002	124,902	29,736
Accumulated deficit	(11,452)	(16,217)

Total stockholders’ equity	113,450	13,519

Total liabilities and stockholders’ equity	$148,652	$116,981

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$59,847	$29,249	$160,830	$67,268
Operating expenses:
Interchange	30,302	13,329	82,648	27,672
Other costs of services	20,765	11,229	55,571	30,821
Selling, general and administrative	2,071	1,918	5,809	4,488

Total operating expenses	53,138	26,476	144,028	62,981

Income from operations	6,709	2,773	16,802	4,287
Other expense (income)
Interest expense	186	1,416	9,741	3,915
Other	165	(12)	266	—

Income before income taxes	6,358	1,369	6,795	372
Income tax provision	1,272	156	1,403	466

Net income (loss)	5,086	1,213	5,392	(94)
Accretion of mandatorily redeemable convertible preferred stock	—	(393)	(652)	(1,096)

Net income (loss) allocable to common stockholders	$5,086	$820	$4,740	$(1,190)

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$0.31	$0.15	$0.39	$(0.25)
Diluted	$0.29	$0.12	$0.35	$(0.25)
Weighted average shares outstanding
Basic	16,323	5,311	12,045	4,760
Diluted	17,809	6,848	13,437	4,760

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$5,392	$(94)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,891	3,833
Noncash interest expense	6,372	852
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(3,287)	(2,519)
Prepaid expenses and other current assets	(731)	(444)
Other assets	2,601	(3,141)
Reserve for merchant losses, accounts payable and accrued liabilities	(3,167)	1,665
Other liabilities	34	179

Net cash provided by operating activities	13,105	331

Cash flows from investing activities:
Change in restricted cash	(6,288)	(2,751)
Expenditures for property and equipment	(473)	(188)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(14,415)	(5,270)
Payments related to businesses previously aquired	(2,099)	—

Net cash used in investing activities	(23,275)	(8,209)

Cash flows from financing activities:
Issuances of debt	—	14,203
Repayments of debt	(54,759)	(5,228)
Net repayments on line of credit	(1,050)	—
Proceeds from issuance of common stock	75,839	—

Net cash provided by financing activities	20,030	8,975

Net increase in cash and cash equivalents	9,860	1,097
Cash and cash equivalents, beginning of period	1,831	290

Cash and cash equivalents, end of period	$11,691	$1,387

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS — (Continued)
(In thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$261	$7
Cash paid during the period for interest	$3,402	$2,975
Supplemental disclosure of noncash investing and financing activities:
Accretion of mandatorily redeemable convertible preferred stock	$652	$1,096
Conversion of debt to common stock	$9,000	$—
Conversion of mandatorily redeemable convertible preferred stock to common stock	$7,322	$—
Acquisition of businesses funded with:
Debt	$—	$22,099
Common stock	$3,000	$17,355
Non-cash increase in assets and liabilities from acquisitions:
Restricted cash	$221	$1,555
Accounts receivable	$426	$2,323
Other assets	$1,287	$1,972
Plant and equipment	$51	$768
Intangible assets	$4,980	$13,290
Goodwill	$13,117	$45,409
Accounts payable, accrued liabilities and merchant loss reserve	$(1,676)	$(11,159)
Short and long-term debt	$(991)	$(10,428)

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002 (included in our Registration Statement on Form S-1).

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

Stock-Based Compensation

     We have adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We measure compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table presents the effect on net income (loss) and basic and diluted net income (loss) per common share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNAUDITED

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss) allocable to common stockholders, as reported	$5,086	$820	$4,740	$(1,190)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(352)	(119)	(820)	(357)

Pro forma net income (loss)	$4,734	$701	$3,920	$(1,547)

Earnings (loss) per share:
As reported:
Basic	$0.31	$0.15	$0.39	$(0.25)
Diluted	$0.29	$0.12	$0.35	$(0.25)
Pro Forma:
Basic	$0.29	$0.13	$0.33	$(0.33)
Diluted	$0.27	$0.10	$0.29	$(0.33)

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

CardPayment Solutions, Inc.

     On August 5, 2003, we entered into an Asset Purchase Agreement (the “CardPayment Agreement”) with CardPayment Solutions, Inc. (“CardPayment”), whereby we acquired substantially all of the assets and assumed debt of approximately $1.0 million, which was repaid in the third quarter of 2003, for $12.0 million cash and 118,409 shares of our common stock valued $25.34. CardPayment is an integrated provider of credit card transaction processing services. The acquisition was recorded under the purchase method. The operating results of CardPayment from August 1, 2003 are included in our consolidated statements of operations of the Company.

CardSync Processing, Inc.

     On September 5, 2002, we entered into an Agreement and Plan of Merger (the “CardSync Agreement”) with CardSync Processing, Inc. (“CardSync”), whereby CardSync merged with a wholly owned subsidiary of the Company. CardSync is an integrated provider of credit card transaction processing services. Under the terms of the CardSync Agreement, we purchased CardSync for $1.1 million cash and 670,915 shares of our common stock. The acquisition was accounted for as a purchase. Debt assumed in the acquisition is pursuant to a settlement of litigation between CardSync and NOVA Corporation (“NOVA”) under which CardSync was required to pay NOVA $8.0 million. The debt was repaid in the second quarter of 2003 using proceeds from our initial public offering (see Note 9).

First Merchants Bancard Services, Inc

     On August 28, 2002, we entered into an Agreement and Plan of Merger (the “FMBS Agreement”) with First Merchants Bancard Services, Inc. (“FMBS”), whereby FMBS merged into a wholly owned subsidiary of the Company. FMBS is an integrated provider of credit card transaction processing services. Under the terms of the FMBS Agreement,

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNAUDITED

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

Other Acquisitions of Portfolios and Residual Cash Flow Streams

     We made various other purchases of residual cash flow streams totaling $3.8 million during the nine months ended September 30, 2003. These purchases are accounted for as other assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of seven years.

(3) Intangible Assets

     As of September 30, 2003, we had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Merchant processing portfolios	$39,006	(9,018)	$29,988
Acquired software	1,351	(570)	781
Bank contract costs and other	2,079	(535)	1,544

Total	$42,436	$(10,123)	$32,313

     As of December 31, 2002, we had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Merchant processing portfolios	$34,236	(4,975)	$29,261
Acquired software	2,593	(1,973)	620
Bank contract costs and other	5,174	(3,297)	1,877

Total	$42,003	$(10,245)	$31,758

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNAUDITED

     For the three months ended September 30, 2003 and 2002, respectively, amortization expense related to the merchant processing portfolios was $1,415,000 and $899,000, amortization expense related to acquired software was $127,000 and $187,000, and amortization expense related to bank contract costs and other was $70,000 and $72,000. For the nine months ended September 30, 2003 and 2002, respectively, amortization expense related to the merchant processing portfolios was $4,042,000 and $2,387,000, amortization expense related to acquired software was $620,000 and $669,000, and amortization expense related to bank contract costs and other was $183,000 and $345,000.

(4) Long-Term Debt

     In August, 2003 we obtained a $20.0 million revolving credit from Bank of America which was subsequently expanded to $30.0 million in October 2003. The revolving credit includes a $3.0 million letter of credit sublimit. Interest is payable at an adjusted LIBOR rate (LIBOR Rate plus 2.25%, each as in effect at such time). The revolving credit contains certain financial and nonfinancial covenants (as defined therein) and replaces the previous line of credit we had with Bank of America. The revolving credit expires on August 1, 2006. We were in compliance with all debt covenants as of September 30, 2003 and we currently have no borrowings.

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

     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options, warrants and conversion of convertible securities has an anti-dilutive effect, and therefore are excluded from the computation of diluted EPS. The following weighted average common stock equivalents were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive (in thousands):

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNAUDITED

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Stock options and warrants	—	69	—	1,319
Mandatorily redeemable convertible preferred stock	—	1,192	572	1,192
Convertible debt	—	725	697	539

	—	1,986	1,269	3,050

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended September 30,

	2003			2002

	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount

Basic earnings per share	$5,086	16,323	$0.31	$820	5,311	$0.15
Effects of dilutive securities:
Stock options and warrants	—	823	(0.01)	—	1,538	(0.03)
Convertible debt	118	663	(0.01)	—	—	—

Diluted earnings per share	$5,204	17,809	$0.29	$820	6,849	$0.12

	Nine months ended September 30,

	2003			2002

	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount

Basic earnings per share	$4,740	12,045	$0.39	$(1,190)	4,760	$(0.25)
Effects of dilutive securities:
Stock options and warrants	—	1,392	(0.04)	—	—	—
Convertible debt	—	—	—	—	—	—

Diluted earnings per share	$4,740	13,437	$0.35	$(1,190)	4,760	$(0.25)

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

(8) Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an

Page 11of 27

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNAUDITED

interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). Effective January 1, 2003, the Company adopted FIN 45, which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The Company recognizes a reserve for its merchant credit risk, which is partially mitigated by the collateral the Company obtains from those merchants considered at risk. Based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the guarantee approximates the credit loss reserves. We adopted this statement and its adoption did not have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement and its adoption did not have any impact on our financial position, results of operations or cashflows (see Note 1).

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective. We do not have ownership interests in variable interest entities, accordingly, the adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, including mandatorily redeemable equity instruments. The Statement is effective for all interim periods beginning after June 15, 2003. We have classified our mandatorily redeemable convertible equity instruments in the mezzanine level between liabilities and stockholders’ equity on its balance sheet. However, all of our mandatorily redeemable convertible equity instruments were converted to common stock in conjunction with the initial public offering in May 2003 (see Note 9) and therefore, the adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

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

(10) Income Taxes

iPAYMENT, INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNAUDITED

     During the third quarter, we completed a study of our available federal and state net operating loss carryforwards. At December 31, 2002, we had approximately $18.1 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2022, subject to annual limitations of approximately $9.8 million in 2003 and up to $6.5 million per year thereafter. We also have approximately $15.6 million of state net operating loss carryforwards, again subject to similar annual limitations, that will expire in various states between 2013 and 2022. As a result of the study, we have adjusted our tax provision to reflect the anticipated effective rate for the year.

(11) Subsequent Events

     In October 2003, we acquired a merchant portfolio from NPMG, Inc. of Phoenix, Arizona. The merchant portfolio, currently located at JP Morgan Chase Bank, consists of approximately 1,500 merchants.

     In October 2003, we repaid $0.5 million of principal on an existing note payable owed to an officer of the Company. The remaining principal balance of $4.5 million is due in January 2004.

     On October 1, 2003, we amended our Credit Agreement with Bank of America, dated August 1, 2003 to increase our revolving credit in the amount of $10.0 million, from $20.0 million to $30.0 million in October 2003, under the terms and conditions of this Revolving Credit Facility. All of the terms, conditions and covenants of the Credit Agreement are expressly made a part of this Revolving Credit Facility and reference is made to the Credit Agreement for provisions relating to the interest rate, maturity, payment, prepayment, acceleration and other terms affecting this Revolving Credit Facility.

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

Overview

     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. We currently provide our services to over 70,000 active small merchants located across the United States, and our merchant processing volume was $1,729 million and $4,624 million for the three and nine months ended September 30, 2003, respectively (compared to $736 million and $1,506 million for the three and nine months ended September 30, 2002, respectively). The small merchants we serve typically generate less than $250,000 of charge volume per year and have an average transaction value of approximately $75. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants.

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

     Restricted Cash

     Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral.

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

     Merchant losses

     Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, together with the acquiring bank, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transaction and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors. At September 30, 2003, our reserve for losses on merchant accounts totaled $3.1 million, of which approximately $1.3 million related to reserves from one merchant.

     Income taxes

     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. We have placed a valuation allowance on our net deferred tax asset as a result of certain limitations.

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

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). Effective January 1, 2003, the Company adopted FIN 45, which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The Company recognizes a reserve for its merchant credit risk, which is partially mitigated by the collateral the Company obtains from those merchants considered at risk. Based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the guarantee approximates the credit loss reserves. We adopted this statement and its adoption did not have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement and its adoption did not have a material impact on our financial position, results of operations or cash flows (see Note 1).

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

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Interchange	50.6	45.5	51.4	41.1
Other costs of services	34.7	38.4	34.6	45.8
Selling, general and administrative	3.5	6.6	3.6	6.7

Total operating expenses	88.8	90.5	89.6	93.6

Income from operations	11.2	9.5	10.4	6.4
Other expense, net	0.6	4.8	6.2	5.8

Income before income taxes	10.6	4.7	4.2	0.6
Income tax provision	2.1	0.5	0.9	0.7

Net income (loss)	8.5	4.2	3.3	(0.1)

Three Months Ended September 30, 2003 (“2003”) Compared to Three Months Ended September 30, 2002 (“2002”)

     Revenues. Revenues increased $30.6 million or 104.6% to $59.8 million in 2003 from $29.2 million in 2002. This increase was primarily attributable to our acquisitions of five businesses since August 2002, which resulted in an increase in revenues of $23.7 million, representing 77.4% of our total growth in revenues over the prior period.

     Interchange Expenses. Interchange expenses increased $17.0 million or 127.3% to $30.3 million in 2003 from $13.3 million in 2002. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues increased to 50.6% in 2003 from 45.6% in 2002 as the portfolios acquired through the acquisitions had higher average costs as a percentage of revenues than our existing mix of business.

     Other Costs of Services. Other costs of services increased $9.6 million or 84.9% to $20.8 million in 2003 from $11.2 million in 2002. The increase was due primarily to costs associated with increased processing volume and salaries and other costs associated with the addition of personnel as a result of our acquisitions. Other costs of services as a percentage of revenues declined to 34.7% in 2003 from 38.4% in 2002. Other costs of services as a percentage of revenues decreased primarily due to a decrease in personnel costs, merchant losses and depreciation and amortization, which were also lower as a percentage of revenues.

     Selling, General and Administrative. Selling, general and administrative expenses increased $0.2 million or 8.0% to $2.1 million in 2003 from $1.9 million in 2002. The increase was primarily due to an increase in personnel cost resulting from our acquisitions. Selling, general and administrative expenses as a percentage of revenues declined to 3.5% in 2003 from 6.6% in 2002, primarily due to the consolidation of the operations of acquired entities, which allowed employee headcount to remain steady while revenues increased.

     Other Expense (income). Other expense (income) consisted of $186,000 of interest expense and $165,000 of expenses related to an acquisition that was not consummated. Other expense (income) decreased $1.0 million or 75.1% to $0.4 million in 2003 from $1.4 million in 2002, primarily due to a reduction in interest expense resulting from the repayment of $55.8 million of debt in the second quarter of 2003 using proceeds from the initial public offering.

     Income Tax. Income tax expense increased $1.1 million to $1.3 million in 2003 from $0.2 million in 2002 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 20.0 % in 2003. This rate differs from our statutory rate, primarily as a result of the utilization of previously unrecognized net operating loss carryforwards (see Note 11).

Nine Months Ended September 30, 2003 (“2003”) Compared to Nine Months Ended September 30, 2002 (“2002”)

     Revenues. Revenues increased $93.5 million or 139.1% to $160.8 million in 2003 from $67.3 million in 2002. This increase was primarily attributable to our acquisitions of six businesses since March 2002, which resulted in an increase in revenues of $78.7 million, representing 84.2% of our total growth in revenues over the prior period.

     Interchange Expenses. Interchange expenses increased $54.9 million or 198.7% to $82.6 million in 2003 from $27.7 million in 2002. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues increased to 51.4% in 2003 from 41.1% in 2002 as the portfolios acquired through the acquisitions had higher average costs as a percentage of revenues than our existing mix of business.

     Other Costs of Services. Other costs of services increased $24.8 million or 80.3% to $55.6 million in 2003 from $30.8 million in 2002. The increase was due primarily to costs associated with increased processing volume and salaries and other costs associated with the addition of personnel as a result of our acquisitions. Other costs of services as a percentage of revenues declined to 34.6% in 2003 from 45.8% in 2002. Other costs of services as a percentage of revenues decreased primarily due to a $3.3 million loss recognized in 2002 attributable to chargebacks relating to one merchant. Personnel costs, processing costs and depreciation and amortization were also lower as a percentage of revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.3 million or 29.4 % to $5.8 million in 2003 from $4.5 million in 2002. The increase was primarily due to an increase in personnel costs resulting from our acquisitions. Selling, general and administrative expenses as a percentage of revenues declined to 3.6% in 2003 from 6.7% in 2002 primarily due to the consolidation of the operations of acquired entities, which allowed employee headcount to remain steady while revenues increased.

     Other Expense (income). Other expense (income) increased $6.1 million or 155.6% to $10.0 million in 2003 from $3.9 million in 2002. This increase was primarily due to a $4.4 million charge resulting from early extinguishment of certain debt.

     Income Tax. Income tax expense increased $0.9 million to $1.4 million in 2003 from $0.5 million in 2002, primarily as a result of an increase in taxable income. Income tax expense as a percentage of income before taxes was 20.6 % in 2003. This rate differs from our statutory rate due to recognition of the net operating losses as previously discussed.

Liquidity and Capital Resources

     At September 30, 2003, we had cash and cash equivalents totaling $11.7 million, compared to $1.8 million at December 31, 2002.

     Net cash provided by operating activities was $13.1 million in the first nine months of 2003 (“2003”). Net income of $5.4 million, depreciation and amortization of $5.9 million and noncash interest of $6.4 million were partially offset by $4.7 million of changes in operating assets and liabilities. Such changes principally included increases in accounts receivable of $3.3 million and cash losses of $1.1 million previously expensed attributable to one merchant. Net cash provided by operating activities was $0.3 million in the first nine months of 2002 (“2002”), primarily representing a net loss of $0.1 million and an unfavorable change in operating assets and liabilities of $4.3 million which were offset by $3.8 million of depreciation and amortization, $0.9 million of noncash interest.

     Net cash used in investing activities was $23.3 million for 2003 which was primarily comprised of a $12.0 million payment for the acquisition of a business, $5.5 million of deposits for a new sponsor bank and a $2.1 million payment for the final installment of the cash purchase price of a business acquisition which occurred in the third quarter of 2002. During 2002, investing activities used net cash of $8.2 million, including $5.3 million for the acquisition of four businesses and $2.8 million for deposits. Total capital expenditures for 2003 and 2002 were $0.5 million and $0.2 million, respectively, which were primarily related to the purchase of computers and other equipment. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

     Net cash provided by financing activities was $20.0 million in 2003, compared to $9.0 million in 2002. During 2003 and 2002, we paid an aggregate principal amount of $55.8 million and $5.2 million, respectively, on outstanding debt balances (including net changes in our line of credit). This was offset by net proceeds from issuance of common stock in connection with our IPO of $75.8 million in 2003, and by proceeds of $14.2 million from the issuance of long-term debt in 2002.

     As of September 30, 2003, we had notes, capital lease obligations and a revolving credit arrangement outstanding in an aggregate principal amount of $20.6 million, owed to executive officers and third parties. $15.0 million of the notes and $0.4 million of accrued interest are convertible into 663,184 shares of our common stock at the discretion of the holders at a price per share of $23.16. Our notes mature between August 2003 and August 2007. These notes bear interest at rates ranging from 0% to 6%, and the weighted average interest rate of these notes was 4.8% as of September 30, 2003.

     On August 1, 2003 we obtained a $20.0 million revolving credit from Bank of America which was subsequently expanded to $30.0 million in October 2003. The revolving credit includes a $3.0 million letter of credit sublimit. Interest is payable at an adjusted LIBOR rate (LIBOR Rate plus the Applicable Margin for LIBOR, each as in effect at such time). The revolving credit contains certain financial and nonfinancial covenants (as defined therein) and replaces the previous line of credit we had with Bank of America. The revolving credit expires on August 1, 2006. We were in compliance with all debt covenants as of September 30, 2003.

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

     We have historically funded our principal operations through private placements of debt and equity securities to executive officers, directors and third parties. We also received funds from our initial public equity offering in May 2003, and we have a revolving credit from Bank of America.

     We expect that based on our current business plan our current cash and cash equivalents, anticipated net positive cash flows from operations and revolving credit will satisfy working capital, financing and capital expenditure requirements for the next 12 months.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     There have been no material changes in market risk from the information provided under the caption “Disclosures about Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Commission on May 13, 2003.

Item 4. Controls and Procedures

     We have evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of the end of the period covered by this Form 10-Q. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Office and Chief Financial Officer. Based on this evaluation, they have concluded that those disclosure controls and procedures were adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

Item 2. Changes in Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	In connection with our acquisition of CardPayment Solutions, Inc. on August 5, 2003, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933 we issued 118,409 shares of our common stock to CardPayment Solutions, Inc. with a fair market value of $3.0 million which constituted part of the total consideration of $15.0 million paid in consideration for the acquisition for substantially all of the assets and assumed debt of $1.0 million of CardPayment Solutions, Inc.

(d)	On May 15, 2003, we consummated the initial public offering of our common stock, $0.01 par value. The managing underwriters were Bear, Stearns & Co. Inc, Thomas Weisel Partners LLC and Wachovia Securities. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-101705) that was declared effective by the Securities and Exchange Commission on May 8, 2003 (a post-effective amendment to which was declared effective on May 12, 2003) and a Registration Statement (Registration No. 333-105165) filed pursuant to Rule 462(b) under the Securities Act of 1933. All 5,625,000 shares of common stock registered under the registration statement, including an aggregate of 625,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $16.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $90.0 million. The aggregate net proceeds to us from the offering were approximately $75.7 million after deducting an aggregate of $6.3 million in underwriting discounts and commissions paid to the underwriters and an estimated $8.0 million in other expenses incurred in connection with the offering.

We used $55.7 million of the net proceeds to repay debt that had a carrying value of $52.1 million, including $11.4 million to repay in full promissory notes held by our director, David Vandewater, and entities affiliated with our directors, John Harrison, David Vandewater and David Wilds. We invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital, acquisitions and capital expenditures.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

     None.

Report Date	Description

August 7, 2003	The Company filed a current report on Form 8-K under items 2 and 12 regarding its acquisition of Card Payment Solutions, Inc. and to report its financial results for the period ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

iPayment, Inc.

Date: November 14, 2003	By: /s/ Gregory S. Daily

Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	By: /s/ Clay M. Whitson
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