Form 10-K
period 2003-12-31
IPAYMENT INC
filed 2004-03-30
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-50280

iPayment Inc.
(Exact name of Registrant as specified in its charter)

Delaware	62-1847043

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 Burton Hills Boulevard, Suite 415 Nashville, Tennessee	37215

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 665-1858

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   [   ]   No   [X]

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2003 was $247,104,413.

Number of shares of the registrant’s common stock outstanding as of March 19, 2004 was 16,545,477.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 10, 2004, are incorporated by reference in Part III.

Caution Regarding Forward-Looking Statements

Caution Regarding Forward-Looking Statements

     This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1 of this Form 10-K and elsewhere in this Form 10-K and the documents incorporated by reference in this Form 10-K.

     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this annual report or in the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date of this Form 10-K. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1	Business

Overview

     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of December 31, 2003, including the acquisition of the agent bank portfolio from First Data Merchant Services, which did not contribute to our results of operations until January 1, 2004, we provided our services to over 90,000 active small merchants located across the United States. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. The small merchants we serve typically generate less than $250,000 of charge volume per year and typically have an average transaction value of approximately $75. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with them. As a result, these merchants have historically paid higher transaction fees than larger merchants.

     Our payment processing services enable merchants to process both traditional card-present, or “swipe,” transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone.

     We believe our experience and knowledge in providing payment processing services to small merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to small businesses. In order to identify small merchants, we market and sell our services primarily through 650 independent sales organizations, or ISOs, a non-employee, external sales force representing approximately 2,300 sales professionals. In addition, we believe that our acquisition of the agent bank portfolio of First Data Merchant Services, which strengthens our existing strategic relationship with First Data Merchant Services, will help to position us for future growth by adding new merchant accounts generated by approximately 170 small agent banks. Our relationships with the ISOs allows us to access a large and experienced sales force with a local presence providing access to small merchants over a broad geographic area without incurring the additional overhead costs associated with an internal sales force. ISOs may market and sell our services to merchants under their own brand name and directly approach merchants and enroll them for our services. We enable merchants to accept credit and debit cards as payment for their merchandise and services by providing processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. In addition, we rely on third party processors to provide card authorization and data capture, and banks to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We believe that this structure allows us to maintain an efficient operating structure, and enables us to easily expand our operations without significantly increasing our fixed costs.

     The Nilson Report, a publication specializing in consumer payment systems worldwide, listed us in its 2002 ranking of the top bank card acquirers, or owners of merchant card processing contracts, as one of the fastest growing providers of card-based payment processing services in the United States. In 2003, we continued to grow as our merchant processing volume, which represents the total value of transactions processed by us, increased by 125.9% to $6,478 million in 2003 from $2,868 million in 2002. During the same period, our revenues increased by 95.2% to $226.1 million in 2003 from $115.8 million in 2002. These increases were primarily attributable to our acquisitions since March 2002 of five businesses as well as several smaller portfolios of merchant accounts, which resulted in an aggregate increase in revenues of $85.8 million in 2003, representing 77.8% of our total growth in revenues over 2002. As we have grown, our net income increased to $15.6 million in 2003 from a net loss of $0.5 million in 2002. We believe our ability to recruit and retain ISOs, combined with our experience in identifying, completing and integrating acquisitions, provides us with significant opportunities for future growth.

Industry Overview

     The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has steadily increased over the past ten years. According to The Nilson Report, total expenditures for transactions by U.S. consumers using card-based systems grew from $0.5 trillion in 1992 to $1.9 trillion in 2002. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. Consumer expenditures using card-based payment methods are expected to grow to $4.6 trillion by 2012, or 50% of all U.S. payments, representing a compound annual growth rate of 9% from 2002 levels, according to The Nilson Report.

     We believe that the card-based payment processing industry will continue to benefit from the following trends:

•	Favorable Demographics. As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. Consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. According to Nellie Mae, the number of college students who have credit cards grew from 67% in 1998 to 82% in 2002. As these consumers who have witnessed the wide adoption of card products, technology and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using card-based payment methods will comprise an increasing percentage of total consumer spending.

•	Increased Card Acceptance by Small Businesses. Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of card-based payment methods. In 1997, the U.S. Census Bureau estimated that approximately 20 million businesses which average less than $1.0 million in annual sales in the United States or which had no payroll, generated an aggregate of $1.7 trillion in annual sales. We believe that the lower costs associated with card-based payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking, and we expect many new small businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

•	Growth in Card-Not-Present Transactions. Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet. According to Jupiter Media Corporation, 94% of the dollar value of all merchandise and services ordered online by consumers in 2002 was purchased using card-based systems. In total, IDC, an independent market intelligence firm, expects U.S. consumer electronic commerce to grow from $70 billion in 2002 to $200 billion in 2007, representing a compound annual growth rate of 23%. In addition, IDC estimates that approximately two-thirds of all small businesses have online capabilities. The prevalence of the Internet makes having an online presence a basic consideration for those forming a new business today. In December 2003, approximately one-third of our charge volume resulted from card-not-present transactions.

Competitive Position

     We believe our competitive strengths include the following:

•	Strong Position and Substantial Experience in Our Target Market. As of December 31, 2003, including the acquisition of the agent bank portfolio of First Data Merchant Services, which did not contribute to our results of operations until January 2004, we were providing card-based payment processing to over 90,000 active small merchants located across the United States. We believe our understanding of the unique payment processing needs and risks of small merchants provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources.

•	Large, Experienced, Efficient Sales Force. We market our services primarily through our contractual relationships with over 650 ISOs throughout the United States. Although it is not customary in our industry to obligate ISOs to refer their merchant applications to any one processing provider, many currently refer a majority of their new merchant applications to us as a result of our strong relationships with them. Our sales approach provides us with an experienced sales force of approximately 2,300 sales professionals who market our services, with minimal direct investment in sales infrastructure and management. We continually strive to strengthen these relationships by delivering superior service and support to our ISOs.

•	Scalable, Efficient Operating Structure. Our scalable, efficient operating structure allows us to expand our operations easily and without significantly increasing our fixed costs. We conduct our customer service and risk management operations in-house, where we believe we can add the most value due to our management’s experience and expertise in these areas. We consider customer service and risk management highly important to our operations and overall success. Compensation expenses declined as a percentage of revenues to 6.2% in 2003 from 9.3% in 2002 reflecting improving efficiency. Total headcount declined to 256 at December 31, 2003, from 268 at December 31, 2002, despite revenue growth of 34% during the fourth quarter of 2003 as compared to the fourth quarter of 2002. We outsource our remaining processing services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds. By outsourcing these non-core services, we believe we are able to maintain a highly efficient operating structure. Larger economies of scale lead to lower costs for processing, which we outsource. Processing costs declined to $0.21 per transaction in 2003 from $0.26 per transaction in 2002. Processing costs include bank sponsorship costs along with front and back-end processing costs. We believe there is sufficient capacity among third parties to meet our current and future outstanding needs. Many of our contracts include pricing terms that are more favorable to us as the transaction volume generated by our merchant base increases.

•	Proven Acquisition and Integration Strategy. We have significant experience acquiring providers of payment processing services as well as portfolios of merchant accounts, having acquired seven providers of payment processing services and five significant portfolios and several smaller portfolios of merchant accounts since January 2001. We have enhanced revenues and improved operating efficiencies of our acquired entities by improving the services, support and benefits we offer to the ISOs that serve the entities and merchant accounts we acquire. In addition, we have increased operating efficiencies of many of the businesses we have acquired by conducting profitability analyses of acquired merchant accounts and reducing processing fees and overhead.

•	Comprehensive Underwriting and Risk Management System. Through our experience in assessing risks associated with providing payment processing services to small merchants, we have developed business procedures and systems that provide effective risk management and fraud prevention solutions. Through our underwriting processes, we evaluate merchant applicants and balance the risks of accepting a merchant against the benefit of the charge volume we anticipate such merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing our losses and those of our merchants.

Strategy

     Our goal is to build upon our market position as a provider of card-based payment processing services to small businesses. Key elements of our strategy include:

•	Expand in Existing Small Merchant Market. We believe we have an opportunity to grow our business by further penetrating the small merchant market through our relationships with our ISOs and agent banks. We intend to focus our efforts on merchants that are newly-established or whose businesses involve card-not-present transactions. We also intend to target industries that have not historically accepted electronic payment methods.

•	Enhance Relationships with Existing Sales Groups and Establish Relationships with New ISOs. Through our superior customer service and our support of the marketing efforts of the more than 650 ISOs with which we have an existing relationship, we seek to increase the volume of merchant referrals from our ISOs, including ISOs affiliated with the providers of payment processing services that we acquire. In addition, the acquisition of the agent bank portfolio of First Data Merchant Services also strengthens our existing strategic relationship with First Data Merchant Services unit to expand future growth by adding new merchant accounts generated by approximately 170 small agent banks. We believe that our experience in this industry, coupled with our ability to evaluate and manage the risks related to providing payment processing services, allow us to accept a high rate of merchant applications and position us well to continue to increase the number of ISO relationships we maintain and the number of new applications our existing ISOs refer to us.

•	Maintain a Stable and Recurring Revenue Base. By providing our merchants with a consistently high level of service and support, we strive to build merchant loyalty and limit merchant attrition. Through merchant retention and the benefit of increased card use, we strive to maintain our stable and recurring revenue base. In addition, we believe the low transaction volume of our individual merchants makes them less likely to change providers due to the inconvenience associated with transferring to another provider. By limiting merchant attrition, we believe that the increasing use of card-based payment systems will allow us to maintain a stable and recurring revenue base.

•	Continue to Pursue Strategic Acquisitions. We intend to continue to expand our merchant base by acquiring other providers of payment processing services as well as portfolios of merchant accounts. The small merchant segment of the payment processing market is serviced by many independent providers of payment processing services that lack the resources to generate sufficient scale in this underserved market. We believe opportunities will exist for us to purchase these businesses when their resources begin to limit their ability to continue to grow independently. Other sources of portfolio acquisitions include commercial banks, which, in an effort to focus on their core competencies often sell or outsource their card-based payment processing operations, creating the opportunity for buyers to acquire their existing merchant portfolios.

Services

     We provide a comprehensive solution for merchants accepting credit cards, including the various services described below:

•	Application Evaluation Underwriting. We recognize that there are varying degrees of risk associated with different merchants based on the nature of their businesses, processing volume and average transaction amounts. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchants accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account and also provide the criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed pre-determined criteria.

•	Merchant Set-up and Training. After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s credit card terminal or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as any other payment cards such as American Express, Discover and Diners Club provided for in the contract. The configuration might also accommodate check verification and gift and loyalty programs. If a merchant requires a pin-pad to accept debit cards, the configuration allows for the terminal or computer to communicate with the peripheral device. After the download has been completed, we conduct a training session on use of the products.

•	Card Transaction Processing. A transaction begins with authorization of the customer’s credit or debit card. The transaction data is captured by the processor and electronically transmitted to the issuer of the card, which then determines availability of credit or debit funds. The issuer then communicates an approval decision back to the merchant through the processor. This process typically takes less than five seconds. After the transaction is completed, the processor transmits the final transaction data to the card issuer for settlement of funds. Generally, we outsource these services to third party processors.

•	Risk Management/Detection of Fraudulent Transactions. Our risk management staff relies on the criteria set by the underwriting department to assist merchants in identifying and avoiding fraudulent transactions by monitoring exceptions and providing access to other resources for fraud detection. By employing these and other risk management procedures, we enable our merchants to balance the risk of fraud against the loss of a valid transaction.

•	Merchant Service and Support. We provide merchants with ongoing service and support. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance, and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line, which is staffed by our customer service representatives. The information access and retrieval capabilities of our proprietary decision support systems provide our customer service representatives prompt access to merchant account information and customer call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts as well as technical issues.

•	Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder’s bank to debit the merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant, and that amount is credited to the cardholder. For the year ended December 31, 2003, chargebacks as a percentage of our total charge volume was 0.30%.

•	Merchant Reporting. We organize our merchants’ transaction data into various files for merchant accounting purposes. We use this data to provide merchants with information, such as charge volume, discounts, fees and funds held for reserves to help them track their account activity. Merchants may access this archived information through our customer service representatives or online through our Internet-based customer service system.

     The transactions for which we provide processing services involve the following third parties:

•	Merchants. Merchants are the businesses that accept payment cards, including Visa and MasterCard, as payment for their merchandise and services.

•	Sponsoring Banks. Sponsoring banks are financial institutions that are Visa and MasterCard association members and provide the funds on behalf of the card user, enabling merchants to accept payment cards.

•	Processors. Processors, which may include banks, gather sales information from merchants, obtain authorization for merchants’ transactions from card issuers, facilitate the collection of funds from sponsoring banks for payment to merchants and provide merchant accounting and settlement services on our behalf.

     The following diagram illustrates the relationship between a merchant, a processor, a sponsoring bank and us:

     We derive the majority of our revenues from fee income related to transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge varies upon several factors, including the transaction amount, as well as whether the transaction process is a swipe transaction or a non-swipe transaction. On average, the gross revenue we generate from processing transactions equals approximately $3.00 for every $100 transaction we process, excluding costs and expenses. The following diagram illustrates the percentage of a typical transaction amount paid to the processing bank, the Visa and MasterCard card associations and us:

An Example of A Typical $100 Transaction

Purchase amount	$100.00
Less cash to merchant	97.00
Average iPayment gross revenue	3.00
Average iPayment processing margin	0.50

Distribution of $3.00 Revenue

     Visa and MasterCard credit card transactions represent substantially all of the total card transaction volume generated by all of our merchant accounts.

Marketing and Sales

     We market and sell our services to merchants primarily through our network of ISOs throughout the United States. As of December 31, 2003, we marketed and sold our services through over 650 ISOs, a non employee, external sales force representing approximately 2,300 sales professionals, with which we have contractual relationships. In addition, we believe that our acquisition of the agent bank portfolio of First Data Merchant Services, which also strengthens our existing strategic relationship with First Data Merchant Services, will help position us for future growth by adding new merchant accounts generated by approximately 170 small agent banks. These relationships are mutually non-exclusive, permitting us to establish relationships with multiple ISOs and permitting our ISOs to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our ISOs to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. Our industry expertise and daily monitoring activities enable us to accept higher risk merchants with relatively low losses. We keep an open dialogue with our ISOs to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring their merchants do not unduly suffer downtime or the unnecessary withholding of funds.

     As compensation for their referral of merchant accounts, we pay our ISOs an agreed-upon residual, or percentage of the revenues we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our ISOs varies on a case-by-case basis and depends on several factors, including the number of merchants each ISO refers to us. We provide additional incentives to our ISOs, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the ISOs in respect of the merchants they have referred to us. As of December 31, 2003, we had outstanding loans to ISOs in the aggregate amount of $1.6 million, and we may decide to loan additional amounts in the future. We have not set a limit on the amount of loans we may make to ISOs. The notes representing these loans bear interest in amounts ranging from 6% to 8% and are due through 2007. We secure the loans by the ISO’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the ISOs.

     As of December 31, 2003, we had issued options to purchase 174,960 shares of our common stock to our ISOs, of which, 121,932 (or 0.8% of our common stock on a fully diluted basis), were still outstanding. In addition, we offer the ISOs more rapid and consistent review and acceptance of merchant applications than may be available from other service providers.

Relationships with Sponsors and Processors

     In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an independent sales organization and with MasterCard as a member service provider.

     Sponsoring Banks. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. Our sponsoring banks include JPMorgan Chase Bank, HSBC Bank USA, Fleet Bank and Provident Bank. JPMorgan Chase Bank, Fleet Bank, HSBC Bank USA and Provident Bank may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing its services under the agreement. From time to time, we may enter into agreements with additional banks.

     Our agreement with JPMorgan Chase, which is our principal sponsor bank, grants Chase the right to approve our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants (including the processing fees that we charge), our customer service levels and our use of any independent sales organizations. In addition, we have agreed with Chase not to solicit any merchants that currently process through Chase or any merchants that belong to industries that are considered unacceptable due, in part, to image concerns, card association rules, legitimacy and level of risk. In the event that we request to transfer any of our interest in the merchant portfolio that we have migrated to Chase, we are required to pay to Chase $2.5 million if the transfer occurs during the first year following the initial transfer of merchants to Chase, $1.5 million if it occurs during the second year and $750,000 if it occurs during the third year.

     Processors. We have agreements with several processors to provide to us on a non-exclusive basis transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. These processors include First Data Merchant Service Corporation, Vital Processing Services, LLC, Global Payments Direct, Inc. and CardSystems Solutions, Inc. Certain of our agreements with processors require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. The First Data Merchant Services Corporation, Vital Processing Services and Global Payments Direct agreements may be terminated by the processors if we materially breach certain sections of the agreements and we do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable processor or us from performing its services under this agreement. In addition, Global Payments Direct may terminate upon 60 days notice prior to the end of the current term.

Our Merchant Base

     We serve a diverse portfolio of small merchants. As of December 31, 2003, including the acquisition of the agent bank portfolio of First Data Merchant Services, which did not contribute to our results of operations until January 1, 2004, we provided processing services to over 90,000 active small merchants located across the United States and engaged in a wide variety of businesses. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. As of December 31, 2003, we also have agreements with over 40,000 non-active merchants who pay us monthly access fees, but do not generate sufficient transaction volume to be considered active.

Primary Merchant Categories Based on Our Charge Volume

     No single merchant accounted for more than 2.0% of our aggregate transaction volume for 2003. We believe that this merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

     Generally, our agreements with merchants are for one or two years and automatically renew for additional one year periods unless otherwise terminated. Our sponsoring banks are also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments, and fees associated with their merchant account, and in some cases, annual fees and early termination fees. Generally, the sponsoring bank may terminate the agreement for any reason on 30 days notice, and the merchant may terminate the agreement on 30 days notice, subject to the payment of any applicable early termination fees. Typically, the agreement may also be terminated by the sponsoring bank immediately upon a breach by the merchant of any of its terms. Generally, the agreement may not be assigned by the merchant without the prior written consent of the sponsoring bank.

     Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service make them less likely to change providers because of the inconveniences associated with a transfer. During 2003, we experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume, taking into consideration each of the acquisitions during this period. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.

     We believe that we have extensive experience and resources in assessing the risks associated with providing payment processing services to small merchants. These risks include the limited operating history that many of the small merchants we serve have and the risk that these merchants could be subject to a higher rate of insolvency which could adversely affect us financially. In addition, because a larger portion of their sales are card-not-present transactions in relation to transactions of larger merchants, small merchants are more vulnerable to customer fraud.

Risk Management

     As a result of our exposure to potential liability for merchant fraud, chargebacks, and other losses created by our merchant services business, we view our risk management and fraud avoidance practices as integral to our operations and overall success.

     We currently have a staff of approximately 36 employees dedicated to risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchant customers and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud, established as a result of our management’s extensive experience with higher risk market segments, has resulted in our development and implementation of highly effective risk management and fraud prevention systems and procedures.

     We employ the following systems and procedures to minimize our exposure to merchant fraud and card-not-present transaction fraud:

•	Underwriting. Our sales agents send new applications to our underwriting department for their review and screening. All of our underwriters have previous industry underwriting experience and have the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, average charge per transaction or reserve requirements for new and existing merchants. We obtain a personal guaranty from most of the owners of new merchants we enroll.

•	Proprietary Management Information Systems. Our proprietary systems automatically generate credit reports on new applicants, categorize risk based on all of the information provided and place the applications in a queue to be processed by our underwriting staff. The underwriting staff can access all of the collected information on a merchant online in order to render a decision on whether to approve or reject an application or whether to seek additional information.

•	Merchant Monitoring. We provide several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is downloaded to our BAM system from our third-party processors such as First Data Merchant Services Corporation and is sorted into a number of customized reports by our proprietary systems. Our risk management team also receives daily reports from Card Commerce International, a risk management services company, that highlight all exceptions to the established daily merchant parameters such as average ticket size, total processing volume or expected merchandise returns.

•	Risk Review Department. We have established an in-house risk review department that monitors the sales activities of all of the merchants that we service. Our risk review department focuses particular attention on fewer than 100 merchants in our portfolio, measured by volume, average ticket and other criteria, which accounted for approximately 2% of our total charge volume for December 31, 2003. The risk review department conducts background checks on these merchants, interviews merchants, anonymously purchases products and services, reviews sales records and follows developments in risk management procedures and technology. The risk review department reports to the risk committee, consisting of our President, Chief Executive Officer and Chief Financial Officer.

•	Investigation and Loss Prevention. If a merchant exceeds any approved parameter as established by our underwriting and/or risk management staff or violates regulations established by the applicable card association or the terms of our agreement with the merchant, an investigator will identify the incident and take appropriate action to reduce our exposure to loss, as well as the exposure of our merchants. This action may include requesting additional transaction information, instructing the merchant acquirer/processor to retrieve, withhold or divert funds, verifying delivery of merchandise or even deactivating the merchant account.

•	Reserves. We require some of our merchants to post reserves (cash deposits) that we use to offset against liabilities we incur. Our sponsoring banks hold reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2003, these reserves totaled approximately $43.5 million.

Technology

     In the course of our operations, we solicit, compile and maintain a large database of information relating to our merchants and their transactions in our proprietary BAM database. We place significant emphasis on providing a high level of security in order to protect the information of our merchants and their customers. We have engaged a network service provider to help us meet our security goals by providing us with equipment and support services for our critical network components. These components include T1 data communication lines, firewalls and a virtual private network. Our network service provider also provides sophisticated security analysis and monitoring 24 hours a day. We also continually update our proprietary BAM database.

     Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. We cannot assure you that these security measures will be sufficient to prevent unauthorized access to our internal network. Application components communicate using sophisticated security protocols and are directly accessible by a limited number of employees on a need-only basis. Our operation and customer support systems are located at our facilities in Chatsworth and Santa Barbara, California; and Westchester, Illinois.

     We also rely on connections to the systems of our third party processing providers. In all cases, we install communications circuits with backup connectivity to withstand telecommunications problems.

Competition

     The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:

•	quality of service;

•	reliability of service;

•	ability to evaluate, undertake and manage risk;

•	speed in approving merchant applications; and

•	price.

     Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, National Processing, Inc., Global Payments, Inc. and NOVA Information Systems, Inc. (a subsidiary of U.S. Bancorp), that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants and smaller ISOs, gives us a competitive advantage over larger competitors, which have a broader market perspective and over competitors of a similar or smaller size that may lack our extensive experience and resources.

Segment Information and Geographical Information

     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from one business segment representing processing revenues and other fees from card-based payments. During 2003, 2002 and 2001, we had no single customer that represented 2.0% or more of revenues. All revenues are generated and all of our long-lived assets are located in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.

Significant Developments

     On December 19, 2003, we entered into an Asset Purchase Agreement with First Data Merchant Services Corporation (“First Data”), a subsidiary of First Data Corp., pursuant to which we acquired a portfolio of merchant accounts and agent bank agreements from First Data for a price of $55.0 million in cash. We expanded our credit facility from $30.0 million to $65.0 million to finance the purchase. The portfolio has approximately 18,000 small merchant accounts representing approximately $4 billion in annual bankcard volume. The transaction also strengthens our existing strategic relationship with First Data’s merchant services unit to expand future growth by adding new merchant accounts generated by approximately 170 small agent banks. We will continue to utilize processing services from First Data for the acquired portfolio as well as new merchant accounts generated by the banks. During the first quarter 2004, our revolving credit facility was expanded to $80.0 million.

     In August 2003, we entered into an Asset Purchase Agreement (the “CardPayment Agreement”) with CardPayment Solutions, Inc. (“CardPayment”), whereby we acquired substantially all of the assets and assumed debt of approximately $1.0 million, which was repaid in the third quarter of 2003, for $12.0 million cash and 118,409 shares of our common stock valued at $25.34 per share, plus a contingent payment based upon performance up to a maximum of $3 million. CardPayment is an integrated provider of credit card transaction processing services.

     In May 2003, we completed an initial public offering whereby we sold 5,625,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $75.6 million (after underwriters’ discount of $6.3 million and related offering expenses of $8.1 million). As described in Note 8 of the consolidated financial statements, during the second quarter of fiscal 2003 we used $55.7 million of the proceeds to repay debt that had a carrying value of $52.1 million and converted an additional $9.0 million of debt with a carrying value of $8.2 million into 562,500 shares of common stock. The repayment and conversion of debt resulted in recognition of a noncash pre-tax charge of approximately $4.4 million in the second quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment or conversion. Immediately prior to the offering we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying audited consolidated financial statements of iPayment, Inc. have been adjusted to reflect this reverse split.

Our History

     iPayment Technologies, Inc., was formed in 1992 as a California corporation. In July 2000, iPayment Technologies purchased assets from two former affiliates in exchange for the assumption of debt, cash, a note and the issuance of shares of common stock of iPayment Technologies. In December 2000, iPayment Technologies implemented a restructuring plan, which resulted in a reduction in overhead costs and personnel. In February 2001, Gregory S. Daily joined iPayment Technologies as its Chief Executive Officer and Chairman of the Board.

     In February 2001, we were formed by the majority stockholders of iPayment Technologies, as a Tennessee corporation, under the name iPayment Holdings, Inc. as a holding company for iPayment Technologies and other card processing businesses. We then appointed Gregory S. Daily as our Chief Executive Officer and Chairman of the Board. In April 2001, we acquired a 94.63% interest in iPayment Technologies, and in July 2002, we acquired the remaining outstanding shares of iPayment Technologies, which then became our wholly owned subsidiary, in each case by issuing our shares to iPayment Technologies stockholders in exchange for iPayment Technologies shares.

     In August 2002, we were reincorporated in Delaware under the name iPayment, Inc. and in May 2003 we completed an initial public offering of 5,625,000 shares of common stock raising net proceeds of approximately $75.6 million. We are listed on the Nasdaq National Market.

Employees

     As of December 31, 2003, we employed 256 full-time personnel, including 12 information systems and technology employees, 36 risk management employees, 156 in operations and 52 in sales and administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. We have employment agreements with our President, our Chief Executive Officer and our Chief Financial Officer. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

Available Information

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.ipaymentinc.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Risks Relating to our Business

The full impact of our recent acquisitions on our operating results is not fully reflected in our historical financial results, which as a result, are not necessarily indicative of our future results of operations.

     Since January 2001, we have expanded our card-based payment processing services through the acquisition of seven businesses and five significant portfolios and several smaller portfolios of merchant accounts. These acquisitions have contributed to a substantial portion of our total revenues. The full impact of these acquisitions on our operating results are not fully reflected in our historical results of operations due to the recent nature of these acquisitions and their varying stages of integration. As a result of these acquisitions, our historical results may not be indicative of results to be expected in future periods.

We have faced, and may in the future face, significant chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, and we face potential liability for merchant or customer fraud; we may not accurately anticipate these liabilities.

     We have potential liability for chargebacks associated with the transactions we process. If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is ''charged back’’ to the merchant’s bank and credited to the account of the cardholder. If we or our processing banks are unable to collect the chargeback from the merchant’s account, or if the merchant refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. For example, our largest chargeback loss resulted from the substantial non-compliance by a merchant with the Visa and MasterCard card association rules. We were obligated to pay the resulting chargebacks and losses that the merchant was unable to fund, which totaled $4.7 million. Please see ''Risk Factors — Risks Relating to Acquisitions’’ for more information.

     We also have potential liability for losses caused by fraudulent credit card transactions. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the small merchants that we serve are small businesses that transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud than larger merchants. Because we target these merchants, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants.

     Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot assure you that these measures are or will be effective. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud could increase our chargeback liability. Please see ''Business — Risk Management’’ for a discussion of our procedures for detecting merchant fraud.

     Charges incurred by us relating to chargebacks were $3.7 million, which excludes the $1.3 million reduction in an earlier estimate for merchant losses from a single merchant to reflect lower actual losses, or 1.6% of revenues in 2003, $6.5 million, or 5.6% of revenues in 2002, and $4.5 million, or 11.6% of revenues in 2001.

We have incurred substantial debt, which can impair our financial and operating flexibility.

     We have incurred debt in connection with the financing of our operations and acquisitions. As of December 31, 2003, we had total debt of $65.1 million, and a net working capital deficit of approximately $1.0 million. We may incur additional debt in the future in order to pursue our acquisition strategy or for other purposes. Substantial indebtedness could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, or redeem or repurchase, our capital stock, issue, sell or allow distributions on capital stock of our subsidiaries, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests we grant on our assets could limit our financial and business flexibility.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions; if these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

     Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks give the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we guarantee that any of our sponsor banks will not terminate their sponsorship of us in the future.

If we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard credit card associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa and MasterCard.

     Substantially all of the transactions we process involve Visa or MasterCard. If we or our bank sponsors fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing payment processing services.

We rely on other card payment processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

     We rely on agreements with several other large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We also rely on third parties to whom we outsource specific services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations. Many of these organizations and service providers are our competitors and we do not have long-term contracts with most of them. Typically, our contracts with these third parties are for one-year terms and are subject to cancellation upon limited notice by either party.

     The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

To acquire and retain merchant accounts, we depend on ISOs that do not serve us exclusively.

     We rely primarily on the efforts of ISOs to market our services to merchants seeking to establish an account with a payment processor. ISOs are companies that seek to introduce both newly-established and existing small merchants, including retailers, restaurants and service providers, such as physicians, to providers of transaction payment processing services like us. Generally, our agreements with ISOs that refer merchants to us are not exclusive to us and they have the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing ISOs and those serving other service providers that we may acquire, and to recruit and establish new relationships with other ISOs, could adversely affect our revenues and internal growth and increase our merchant attrition. Please see ''Business — Marketing and Sales’’ for a description of our ISO relationships.

On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our merchants, our profit margins will be reduced.

     We pay interchange fees or assessments to card associations for each transaction we process using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. For example, Visa increased its interchange fees by an average of 1.7% in April 2003. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may seek to increase their Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our profit margins will be reduced.

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation.

     We collect and store sensitive data about merchants and cardholders, including names, addresses, social security numbers, drivers license numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we maintain a database of cardholder data relating to specific transactions, including payment card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.

     There have been a number of instances reported in the press of hackers penetrating computer systems of payment processors. In 2000, a computer hacker penetrated our computer systems, gained access to several thousand payment card account numbers and demanded a significant sum to keep the stolen numbers secret. When we did not pay the demanded sum, the person posted some of the stolen information on the Internet. We reported the breach to the sponsoring bank, Visa, MasterCard and appropriate governmental criminal authorities, and assisted in the criminal investigation of the individuals involved. Immediately thereafter and since that time, we have retained the services of an outside computer systems security provider and enhanced the security of our computer systems. However, we cannot guarantee that our systems will not be penetrated in the future. If another breach of our system occurs, we may be subject to liability, including claims for unauthorized purchases with misappropriated card information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation.

     Although we generally require that our agreements with our ISOs and service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized disclosure of merchant or customer data. In addition, our agreements with financial institutions require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately take these protective measures could result in protracted or costly litigation.

The loss of key personnel or damage to their reputations could adversely affect our relationships with ISOs, card associations, bank sponsors and our other service providers, which would adversely affect our business.

     Our success depends upon the continued services of our senior management and other key employees, in particular Gregory S. Daily, our Chairman and Chief Executive Officer, all of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of Mr. Daily, who has, along with our other senior managers, over their years in the industry, developed long standing and highly favorable relationships with ISOs, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees, particularly Mr. Daily, would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, including Mr. Daily, would adversely affect our business. We do not maintain any ''key person’’ life insurance on any of our employees other than Mr. Daily.

Following the expiration in November 1, 2003, of a federal government moratorium, state and local governments are permitted to levy additional taxes on Internet access and electronic commerce transactions, which could adversely affect our business.

     In 1998, the federal government imposed a three-year moratorium on state and local governments from imposing new taxes on Internet access or electronic commerce transactions. This moratorium expired in November 1, 2003. As a result, unless the moratorium is renewed by the federal government, state and local governments may levy additional taxes on Internet access and electronic commerce transactions. An increase in applicable taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the volume of transactions we process and reduce our revenues.

The payment processing industry is highly competitive and such competition is likely to increase, which may further adversely influence our prices to merchants, and as a result, our profit margins.

     The market for card processing services is highly competitive. The level of competition has increased in recent years, and other providers of processing services have established a sizable market share in the small merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital and technological, management and marketing resources than we have. There are also a large number of small providers of processing services that provide various ranges of services to small and medium sized merchants. This competition may influence the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. In addition, our competitors continue to consolidate as large banks merge and combine their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us.

Increased attrition in merchant charge volume due to an increase in closed merchant accounts that we cannot anticipate or offset with new accounts may reduce our revenues.

     We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account ''closures’’ that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2003, we experienced average volume attrition of 1% to 1.5% per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We cannot predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. If we are unable to increase our transaction volume and establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

Our operating results are subject to seasonality, and if our revenues are below our seasonal norms during our historically stronger third and fourth quarters, our net income could be lower than expected.

     We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first two quarters of the calendar year and stronger during the third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the third or fourth quarter, our net income could be lower than expected.

Our systems may fail due to factors beyond our control, which could interrupt our business or cause us to lose business and would likely increase our costs.

     We depend on the efficient and uninterrupted operations of our computer network systems, software and data centers. We do not presently have fully redundant systems. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems, errors or delays in the processing of payment transactions or other difficulties could result in:

•	additional development costs;

•	diversion of technical and other resources;

•	loss of merchants;

•	loss of merchant and cardholder data;

•	negative publicity;

•	harm to our business or reputation; or

•	exposure to fraud losses or other liabilities.

We face uncertainty about additional financing for our future capital needs, which may prevent us from growing our business.

     If we are unable to increase our revenues, we will need to raise additional funds to finance our future capital needs. We may need additional financing earlier than we anticipate if we:

•	decide to expand faster than planned;

•	need to respond to competitive pressures; or

•	need to acquire complementary products, businesses or technologies.

     If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, that have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

With the exception of one registered trademark, we currently rely solely on common law to protect our intellectual property; should we seek additional protection in the future, we may fail to successfully register our trademarks, causing us to potentially lose our rights to use these trademarks.

     Currently, we do not have any patents or copyrights and, other than one registered trademark, we rely on common law rights to protect our marks and logos. We do not rely heavily on the recognition of our marks to obtain and maintain business. We have recently applied for trademark registration for certain of our marks. However, we cannot assure you that any such applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted or completely prohibited unless we enter into agreements with these parties which may not be available on commercially reasonable terms, or at all.

If our merchants experience adverse business conditions, they may generate fewer transactions for us to process or become insolvent, increasing our exposure to chargeback liabilities.

     General economic conditions have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues. In addition, in a recessionary environment, the merchants we serve could be subject to a higher rate of insolvency which could adversely affect us financially. We bear credit risk for chargebacks related to billing disputes between credit card holders and bankrupt merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we may be liable for the full transaction amount of a chargeback.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide the services we provide our merchants.

     Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third party service providers to financial institutions. The law, however, is new and there have been very few rulings on its interpretation. We believe that current legislation permits us to access and use this information as we do now. The laws governing privacy generally remain unsettled, however, even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we offer to our merchants or could impair the value of these services.

     Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. Some proposals would require proprietary online service providers and website owners to establish privacy policies. Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways. The Federal Trade Commission has also recently settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties. Our compliance with these privacy laws and related regulations could materially affect our operations.

     Changes to existing laws or the passage of new laws could, among other things:

•	create uncertainty in the marketplace that could reduce demand for our services;

•	limit our ability to collect and to use merchant and cardholder data;

•	increase the cost of doing business as a result of litigation costs or increased operating costs; or

•	in some other manner have a material adverse effect on our business, results of operations and financial condition.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

     We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Further, under the terms of a loan agreement, we are restricted from paying cash dividends and making other distributions to our stockholders.

Risks Relating to Acquisitions

     We have previously acquired, and expect to continue to acquire, other providers of payment processing services and portfolios of merchant processing accounts. These acquisitions entail risks in addition to those incidental to the normal conduct of our business.

     Revenues generated by acquired businesses or account portfolios may be less than anticipated, resulting in losses or a decline in profits, as well as potential impairment charges.

     In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues from that acquisition based on the historical transaction volume of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we have forecasted, the revenues generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.

We may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, exposing us to potentially large, unanticipated costs.

     Prior to the consummation of any acquisition, we perform a due diligence review of the provider of payment processing services or portfolio of merchant accounts that we propose to acquire. Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition. For example, after we acquired the merchant processing portfolio of First Bank of Beverly Hills in June 2001, we discovered that one of the merchants for which it was providing processing services was in substantial violation of the Visa and MasterCard card association rules. This merchant was unable to fund the resulting credits and chargebacks. As a result, we were obligated to fund these credits and chargebacks, which resulted in a net loss to us of approximately $4.7 million. Please see “Item 3” for additional information.

We may encounter delays and operational difficulties in completing the necessary transfer of data processing functions and connecting systems links required by an acquisition, resulting in increased costs for, and a delay in the realization of revenues from, that acquisition.

     The acquisition of a provider of payment processing services, as well as a portfolio of merchant processing accounts, requires the transfer of various data processing functions and connecting links to our systems and those of our own third party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, payment processing delays and errors may occur, resulting in a loss of revenues, increased merchant attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, our profits.

Special non-recurring and integration costs associated with acquisitions could adversely affect our operating results in the periods following these acquisitions.

     In connection with some acquisitions, we may incur non-recurring severance expenses, restructuring charges and change of control payments. These expenses, charges and payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results during the initial financial periods following an acquisition. In addition, the integration of newly acquired companies may lead to diversion of management attention from other ongoing business concerns.

Our facilities, personnel and financial and management systems may not be adequate to effectively manage the future expansion we believe necessary to increase our revenues and remain competitive.

     We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot assure you that our facilities, personnel and financial and management systems and controls will be adequate to support the expansion of our operations, and provide adequate levels of service to our merchants and ISOs. If we fail to effectively manage our growth, our business could be harmed.

We have significant intangible assets and goodwill, the carrying value of which we may have to reduce if our revenues relating to these assets decline.

     We have acquired numerous intangible assets related to purchased portfolios of merchant accounts and business operations. The intangible assets represent a substantial portion of our total assets. Statement of Financial Accounting Standards Nos. 141 and 142 require us to periodically re-examine the value of our purchased assets. A material decline in the revenues generated from any of our purchased portfolios of merchant accounts or business operations could reduce the fair value of the portfolio or operations. In that case, we may be required to reduce the carrying value of the related intangible asset. Please see ''Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies’’ for a discussion of how we test impairment of the assets. Additionally, changes in accounting policies or rules that affect the way in which we reflect these intangible assets in our financial statements, or the way in which we treat the assets for tax purposes, could have a material adverse effect on our financial condition.

ITEM 2. Properties

     Our principal executive offices are located in approximately 7,000 square feet of leased office space in Nashville, Tennessee. We also lease approximately 18,000 square feet in Chatsworth, California, approximately 14,000 square feet in Westchester, Illinois and approximately 6,000 square feet in Santa Barbara, California. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.

ITEM 3. Legal Proceedings

     See Note 7 — Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Market Information

     iPayment common stock is traded on the Nasdaq National Market under the symbol IPMT. On March 19, 2004, there were 139 holders of record of our common stock. The following table lists the high and low daily closing sales prices for each period indicated:

	2003
	High	Low

1st Quarter	—	—
2nd Quarter	$23.84	$19.50
3rd Quarter	$26.98	$22.50
4th Quarter	$34.60	$22.14

     We have never declared nor paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and have no intention of paying cash dividends on our common stock. In addition, the terms of our credit facility restrict us from paying cash dividends and making other distributions to our stockholders. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

     During fiscal 2003, we have issued the following securities that were not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. These sales were made without general solicitation or advertising and without the use of an underwriter. Each purchaser was an “accredited investor” or a sophisticated investor with access to all relevant information necessary to evaluate the investment. Each purchaser represented to the Registrant that the shares were being acquired for investment. The certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

     On August 5, 2003, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933 we entered into an agreement to purchase the assets and liabilities of CardPayment Solutions, Inc. In connection with our acquisition of CardPayment Solutions, Inc., we issued 118,409 shares of our common stock to the former stockholders of CardPayment Solutions, Inc. The fair market value of the shares was $25.34 per share and constituted part of the total consideration of $15.0 million paid in consideration for the acquisition of CardPayment Solutions, Inc.

     Between January 1, 2003, and December 31, 2003, pursuant to the exemption from registration provided in Section 4(2) under the Securities Act of 1933, we issued 2,012,649 shares of our common stock to the holders of our warrants for an aggregate exercise price of $41,258.

Securities Authorized for Issuance Under Equity Compensation Plans

     iPayment has equity incentive programs for its employees and directors that were approved by its stockholders pursuant to which options, rights or warrants may be granted. See Item 11 for further information on the material terms of these plans. iPayment has no other equity compensation plans pursuant to which options, rights or warrants could be granted.

     The following is a summary of the shares reserved for issuance as of December 31, 2003, pursuant to outstanding options, rights or warrants granted under iPayment’s equity compensation plans:

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
	{a}	{b}	{c}
Equity compensation plans approved by security holders
Stock Incentive Plan (1)	1,528,368	$12.91	240,205
Non-Employee Directors Stock Option Plan	83,286	$16.00	263,739
Equity compensation plans not approved by security holders	—	$—	—

Total	1,611,654	$13.07	503,944

(1)	The Stock Incentive Plan provides that the number of shares under the plan is automatically increased on January 1 by the lessor of (a) an additional number of shares that, when added to the then maximum number of shares of common stock that may be issued pursuant to the plan, is equal to 12.5% of the total number of shares outstanding on the last trading day in December of the immediately preceding calendar year, (b) a number determined by the board of directors, and (c) 3,470,250 shares. For the purpose of (a), the number of shares outstanding is calculated by dividing by 0.875 the total number of shares of common stock outstanding, plus all securities or debt convertible into shares of common stock. This amount is multiplied by 12.5% and the total unissued and outstanding shares reserved under the Non-Employee Directors Stock Option Plan is subtracted from the result. As of January 1, 2004, this provision resulted in an increase of 355,326 shares available to be issued under the Stock Incentive Plan.

ITEM 6. Selected Financial Data

	Predecessor Company		iPayment, Inc.
		Period from	July 20, 2000
		January 1, 2000	through
		through July 19,	December 31,
	1999	2000	2000	2001	2002	2003
	(in thousands, except per share data and charge and charge volume)
Statement of Operations Data:
Revenues	$27,856	$12,870	$7,835	$38,889	$115,813	$226,052
Operating expenses
Interchange	7,740	3,632	2,777	15,805	51,844	114,255
Other costs of services	14,934	9,205	7,827	21,996	47,796	76,571
Selling, general and administrative	4,215	2,040	4,546	3,782	6,541	8,012

Total operating expenses	26,889	14,877	15,150	41,583	106,181	198,838

Income (loss) from operations	967	(2,007)	(7,315)	(2,694)	9,632	27,214
Other income (expense):
Interest income (expense), net	197	(109)	(706)	(2,928)	(6,894)	(9,928)
Other	(796)	(15)	(397)	625	(3,221)	(265)

Total other expense	(599)	(124)	(1,103)	(2,303)	(10,115)	(10,193)

Income (loss) before income taxes	368	(2,131)	(8,418)	(4,997)	(483)	17,021
Income tax provision (benefit)	84	1	1	(107)	10	1,403

Net income (loss)	284	(2,132)	(8,419)	(4,890)	(493)	15,618
Preferred stock accretion	—	—	—	(874)	(1,516)	(652)

Net income (loss) allocable to common stockholders	$284	$(2,132)	$(8,419)	$(5,764)	$(2,009)	$14,966

Earnings (loss) per common share:
Basic	$13.30	$(94.23)	$(12.63)	$(1.41)	$(0.38)	$1.14
Diluted	$13.30	$(94.23)	$(12.63)	$(1.41)	$(0.38)	$1.02
Weighted average shares outstanding
Basic	21	23	666	4,101	5,254	13,131
Diluted	21	23	666	4,101	5,254	15,052
Financial and Other Data:
Charge volume (in millions) (unaudited)(1)	$367	$175	$135	$802	$2,868	$6,478

	Predecessor
	Company	iPayment, Inc.
	December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$18	$568	$290	$1,831	$733
Total assets	4,253	13,369	36,081	116,981	201,943
Long-term debt to related parties, net of current portion and discount	1,254	1,574	22,250	49,767	15,591
Long-term debt to unrelated parties, net of current portion and discount	1,253	1,302	6,276	20,921	45,008
Total long-term debt	2,507	2,876	28,526	70,688	60,599
Mandatorily redeemable convertible preferred stock	—	—	5,154	6,670	—
Total stockholders’ equity (deficit)	$(4,413)	$(7,267)	$(10,991)	$13,519	$123,834

(1) Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants, which is provided to us by our third party processing vendors.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” for information regarding accounting changes, asset acquisitions and dispositions, litigation matters, and other costs and other items affecting comparability.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6 — Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. References in this section to “iPayment, Inc.,” the “Company,” “we,” “us,” and “our” refer to iPayment, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

Executive Summary

     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find these merchants through our ISO and agent bank channels of distribution and make occasional acquisitions on an opportunistic basis in this fragmented segment of the industry. Our operating results point to successful execution of this strategy during 2003. At December 31, 2003, we provided our payment services to over 90,000 small merchants, up from 56,000 at the end of 2002. Charge volume increased to $6,478 million in 2003 from $2,868 million in 2002, and revenues increased to $226.1 million in 2003 from $115.8 million in 2002. While revenues increased, our headcount declined, leading to an expansion in our operating margin.

Overview

     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of December 31, 2003, including our acquisition of the agent bank portfolio of First Data Merchant Services, which did not contribute to our results of operations until January 1, 2004, we provided our services to over 90,000 active small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

Development of our Business

     iPayment Technologies, Inc., was formed in 1992 as a California corporation. In July 2000, iPayment Technologies purchased assets from two former affiliates in exchange for the assumption of debt, $400,000 in cash, a $2.0 million note and the issuance of 2,314 shares of iPayment Technologies’ common stock. We refer to this as the Caymas acquisition. In connection with the Caymas acquisition, Caymas, LLC purchased a majority interest in iPayment Technologies. We accounted for the Caymas acquisition as a purchase allocating its investment to the fair value of assets acquired and liabilities assumed and the excess basis allocated to goodwill. The Caymas acquisition was completed in order to transfer ownership of certain assets owned by former affiliates of iPayment Technologies, and to separate iPayment Technologies from its former affiliates.

     In December 2000, iPayment Technologies implemented a restructuring plan, which resulted in a reduction in overhead costs and personnel. Expenses related to the restructuring included severance and future lease costs, write downs of fixed assets and leasehold improvements.

     In February 2001, we were formed by the majority stockholders of iPayment Technologies under the name iPayment Holdings, Inc. as a holding company for iPayment Technologies and other card processing businesses. We then appointed Gregory Daily as our Chief Executive Officer and Chairman of the Board. In April 2001, we acquired a 94.63% interest in iPayment Technologies, and in July 2002, we acquired the remaining outstanding shares of iPayment Technologies, which then became our wholly owned subsidiary, in each case by issuing our shares to iPayment Technologies stockholders in exchange for iPayment Technologies shares.

     In August 2002, we were reincorporated in Delaware under the name iPayment, Inc. and in May 2003 we completed an initial public offering of our common stock and listing on the Nasdaq National Market.

Acquisitions

     Since January 2001, we have expanded our card-based payment processing services through the acquisition of seven businesses, five significant portfolios and several smaller portfolios of merchant accounts, as set forth below. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 7,000 active small merchants on January 1, 2001, to over 90,000 on December 31, 2003 (including our acquisition of the agent bank portfolio from First Data Merchant Services, which did not contribute to our results of operations until January 1, 2004). In addition, primarily due to these acquisitions, our revenues increased to $226.1 million for the year ended December 31, 2003 from $115.8 million for the year ended December 31, 2002. Income from operations improved to $27.2 million for 2003, from $9.6 million for 2002. Net income increased to $15.6 million for 2003 from a net loss of $0.5 million for 2002. Net cash provided by operating activities increased to $20.1 million for 2003 from net cash used of $9.0 million for 2002. The full impact of the acquisitions discussed below on our results of operations is not fully reflected in our historical results of operations due to the recent nature of these acquisitions and their varying stages of integration.

     We expect our revenues, results of operations, and net cash provided by operating activities to continue to improve in 2004, as the full impact of these acquisitions are realized. If we engage in fewer acquisitions in the future, the revenues attributable to new acquisitions may decline as a percentage of our total revenues.

     The following table lists each of the acquisitions that we have made since January 1, 2001.

Acquired Business or Significant Portfolio	Date of
of Merchant Accounts	Acquisition
Merchant processing portfolio of Electronic Check Processing, Inc.	January 2001
Merchant processing portfolio of E-Commerce Exchange, Inc.	February 2001
Merchant processing portfolio of Payment Processing, Inc.	May 2001
Merchant processing portfolio of American Credit Card Processing Corporation	May 2001
Merchant processing division of First Bank of Beverly Hills, F.S.B.	July 2001
1st National Processing, Inc.	August 2001
E-Commerce Exchange, Inc.	March 2002
OnLine Data Corp.	August 2002
First Merchants Bancard Services, Inc.	August 2002
CardSync Processing Inc.	September 2002
CardPayment Solutions, Inc.	August 2003
Agent bank portfolio from FDMS	December 2003

     On January 12, 2001, we acquired a portfolio of merchant accounts originally sold by iPayment Technologies to Electronic Check Processing, and extinguished a note payable. The purchase price totaled $1.6 million of which $749,000 represented the fair value of the merchant processing portfolio and $826,000 represented the full extinguishment of a note payable and related accrued interest.

     On February 16, 2001, we entered into an agreement to purchase a portfolio of merchant accounts from E-Commerce Exchange and to extinguish trade payables owed to E-Commerce Exchange under an agreement between E-Commerce Exchange and us. On April 12, 2001, we paid E-Commerce Exchange $3.1 million under the agreement in connection with two separate transactions: we extinguished a trade payable of $1.7 million and we acquired for $1.4 million the rights, title and interest in a merchant processing portfolio, which represented the fair market value of the portfolio as of the acquisition date, as determined by the present value of the estimated future cash flows. In connection with the agreement, E-Commerce Exchange dismissed a lawsuit filed against us, which related to amounts due to E-Commerce Exchange by us under a prior agreement. On March 19, 2002, we acquired the remaining assets of E-Commerce Exchange, as described below.

     Prior to acquiring the portfolios of merchant accounts from Electronic Check Processing and E-Commerce Exchange, we had entered into merchant agreements with both companies to process each portfolio’s transactions. As a result, we were already recognizing revenues from these portfolios when they were acquired. Therefore, the financial effect of each of these portfolio acquisitions was primarily the elimination of residuals paid to Electronic Check Processing and E-Commerce Exchange, which resulted in a decrease in our costs of services.

     In May 2001, we acquired two merchant portfolios from unrelated independent sales groups, Payment Processing, Inc. and American Credit Card Processing Corporation. We paid $763,000 in cash for Payment Processing’s portfolio and $5.5 million in cash for American Credit’s portfolio.

     On June 29, 2001, we acquired all of the rights, titles and interests in the merchant processing division of First Bank of Beverly Hills, F.S.B., along with certain assets, for $6.1 million in cash, including $156,000 in direct acquisition costs. The acquisition was recorded under the purchase method as the assets acquired were deemed to constitute a business (because we acquired physical facilities, an employee base, access to an agent network, all contracts with an existing merchant base and operating policies and procedures), with the total consideration allocated to the fair value of assets acquired, including goodwill of $289,000, a merchant-processing portfolio of $5.6 million, and fixed assets of $175,000. There were no liabilities assumed in the acquisition. The operating results of the merchant processing division of First Bank of Beverly Hills from July 1, 2001, are consolidated in the accompanying consolidated statements of operations included elsewhere in this report.

     On August 9, 2001, we entered into an agreement to purchase the right, title and interest in substantially all of the assets of 1st National Processing, Inc. for an aggregate purchase price of $8.7 million. The purchase price consisted of $5.1 million in cash, including direct acquisition costs of $305,000, a non-interest bearing note in the amount of $3.0 million and 313,711 shares of our common stock. The agreement stipulated that upon consummation of a change in control, as defined, the former owner of 1st National Processing would be liable to us in the amount of $900,000 plus interest. The successful completion of our initial public offering in May 2003 was a qualifying change of control, and accordingly, the former owner of 1st National Processing tendered 38,057 shares valued at approximately $957,000. We canceled such shares during the fourth quarter of 2003. There were no significant liabilities assumed in connection with the acquisition. The acquisition was recorded under the purchase method as the assets were deemed to constitute a business (because we acquired physical facilities, an employee base, access to an agent network, all contracts with an existing merchant base and operating policies and procedures) with the total consideration allocated to the fair value of assets acquired, including goodwill of $4.3 million and a merchant-processing portfolio of $4.3 million. The operating results of 1st National Processing from August 10, 2001, are consolidated in the accompanying consolidated statements of operations included elsewhere in this report.

     On March 19, 2002, we entered into an agreement and plan of merger with E-Commerce Exchange, Inc. under which E-Commerce Exchange merged with a wholly owned subsidiary of ours. E-Commerce Exchange is a provider of an end-to-end solution which enables merchants to accept credit card payments via the Internet in as little as three days from submitting an application. E-Commerce Exchange also holds a portfolio of leases of secure payment processing solutions. In connection with the merger, we issued a series of convertible notes in the aggregate principal amount of $15.0 million in exchange for all of the outstanding common shares of E-Commerce Exchange. Subject to certain restrictions, these notes were initially convertible into an aggregate of 647,780 shares of our common stock. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including goodwill of $15.5 million and a merchant-processing portfolio of $80,000. The operating results of E-Commerce Exchange from March 20, 2002, are included in our consolidated statements of operations included elsewhere in this report.

     On August 22, 2002, we entered into an agreement and plan of merger with OnLine Data Corporation under which OnLine Data merged with a wholly owned subsidiary of ours. OnLine Data is an integrated provider of credit card transaction processing services. We purchased OnLine Data for $2.0 million in cash, a note in the aggregate principal amount of $5.0 million and 844,428 shares of our common stock valued at $7.69 per share, as well as a deferred cash payment of $2.1 million due fifteen days prior to the six-month anniversary of the effective date of the merger agreement. The note was due and payable on or before August 22, 2007, with interest payable quarterly at a rate of 6% per annum, and was paid in May 2003. The merger was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including goodwill of $12.9 million and a merchant-processing portfolio of $4.8 million. The operating results of OnLine Data from August 23, 2002, are included in our consolidated statements of operations included elsewhere in this report.

     On August 28, 2002, we entered into an agreement and plan of merger with First Merchants Bancard Services, Inc. under which First Merchants Bancard Services was merged with a wholly owned subsidiary of ours. First Merchants Bancard Services is an integrated provider of credit card transaction processing services. We purchased First Merchants Bancard Services for $3.4 million in cash and 740,320 shares of our common stock valued at $7.69 per share. The merger was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including goodwill of $6.6 million and a merchant-processing portfolio of $5.4 million. The operating results of First Merchants Bancard Services from August 29, 2002, are included in our consolidated statements of operations included elsewhere in this report.

     On September 5, 2002, we entered into an agreement and plan of merger with CardSync Processing, Inc. under which CardSync merged with a wholly owned subsidiary of ours. CardSync is an integrated provider of credit card transaction processing services. We purchased CardSync for $1.1 million in cash and 670,915 shares of our common stock valued at $7.69 per share. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including goodwill of $12.0 million and a merchant-processing portfolio of $3.0 million. The operating results of CardSync from September 6, 2002, are included in our consolidated statements of operations included elsewhere in this report.

     On August 5, 2003, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of CardPayment Solutions, Inc. for $12.0 million in cash and 118,409 shares of our common stock valued at $25.34 per share. CardPayment Solutions is an integrated provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including goodwill of $13.0 million and a merchant-processing portfolio of $3.7 million. The operating results of CardPayment Solutions from August 1, 2003 are included in our consolidated statements of operations included elsewhere in this report.

     On December 19, 2003, we entered into an Asset Purchase Agreement with First Data Merchant Services Corporation pursuant to which we acquired a portfolio of merchant accounts and agent bank agreements from First Data Merchant Services for a price of $55.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement, we commenced receiving revenue from these accounts on January 1, 2004. In order to finance the acquisition, we increased our borrowing capacity under our revolving credit facility from $30.0 million to $65.0 million. We borrowed $45.0 million under our credit facility and used available cash for the balance of the purchase price. We are currently a customer of First Data for merchant processing services.

     For the year ended December 31, 2002, revenues attributable to acquisitions were $65.7 million or 85.3% of our total growth in revenues. For the year ended December 31, 2003, revenues attributable to acquisitions were $85.8 million or 77.8% of our total revenue growth. If we engage in fewer acquisitions in the future, the revenues attributable to new acquisitions may decline as a percentage of our total revenues.

     We accounted for all of the acquisitions described above under the purchase method. For acquisitions of a business, we allocate the purchase price based in part on valuations of the assets acquired and liabilities assumed. For companies with modest growth prospects, our purchase prices primarily reflect the value of merchant portfolios, and purchase price allocations reflect primarily intangible assets. Acquisition targets we identified as having entrepreneurial management teams, efficient operating platforms, proven distribution capabilities, all of which contribute to higher growth prospects, commanded purchase prices in excess of their merchant portfolio values. Consequently, purchase price allocations for these targets reflect a greater proportion of goodwill.

Critical Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in Item 8. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

     Accounting for goodwill and intangible assets. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002 (certain provisions of SFAS No. 142 were adopted in the third quarter of 2001). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. Prior to the adoption of SFAS No. 142 on January 1, 2002, our policy was to compare undiscounted estimated future cash flows to the carrying amount of our net assets, including goodwill, to determine if the carrying amount was not recoverable and a write-down to fair value was required. Effective January 1, 2002, in accordance with SFAS No. 142, we began performing the recoverability analysis based on fair value rather than undiscounted cash flows. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

     We completed the testing for impairment of goodwill as of July 31, 2002, using the present value of future cash flows and determined that the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill of the reporting unit. We completed our annual goodwill impairment review as of July 31, 2003, and determined that no impairment charge to goodwill was required. In addition, we evaluated the remaining useful lives of intangible assets as of December 31, 2003, and determined them to be appropriate.

     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the remaining useful lives of intangible assets as of December 31, 2003, and determined them to be appropriate.

     Accounting for Stock-Based compensation. We have adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of SFAS No. 123. SFAS No. 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We measure compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors. During the fourth quarter of 2003, we benefited from a favorable nonrecurring $1.3 million reduction in an earlier estimate for merchant losses from a single merchant to reflect lower actual losses. At December 31, 2003, our reserve for losses on merchant accounts totaled $1.2 million.

     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At December 31, 2003, we had approximately $11.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2022, subject to annual limitations of up to $6.5 million per year. We also have approximately $13.4 million of state net operating loss carryforwards, again subject to similar annual limitations, that will expire in various states between 2011 and 2022. We have placed a significant valuation allowance on our net operating loss carryforwards as a result of limitations placed on the ability to utilize the net operating loss carryforwards due to ownership changes, which occurred prior to our initial public offering.

Components of Revenues and Expenses

     All of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Discount fees, which are a percentage of the dollar amount of each credit or debit transaction, represent approximately 75% of our total revenues. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate us for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. We report revenues gross of amounts paid to sponsoring banks, as well as interchange and assessments paid by us to credit card associations pursuant to which these associations receive payments based primarily on processing volume for particular groups of merchants. Related interchange and assessment costs and bank processing fees are also recognized at that time.

     Costs of services include all costs directly attributable to our provision of payment processing and related services to our merchants. The most significant component of costs of services is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are based on transaction processing volume and are recognized at the time transactions are processed. Costs of services also includes residual payments to ISOs, which are commissions we pay to our ISOs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. In addition, costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, sponsorship costs and other third-party processing costs, as well as depreciation and amortization.

     Selling, general and administrative expenses consist primarily of salaries and wages and other general administrative expenses.

     Depreciation and amortization expenses are recognized on a straight-line basis over the estimated useful life of the asset. Amortization of intangible assets and goodwill resulted from our acquisitions of portfolios of merchant accounts or acquisitions of a business where we allocated purchase price to the existing merchant processing portfolio. Goodwill recognized from acquisitions initiated after June 30, 2001 is not amortized.

Goodwill associated with acquisitions initiated prior to June 30, 2001 was amortized through December 31, 2001. Effective January 1, 2002, the impact of not amortizing goodwill for the acquisitions prior to December 31, 2001, would have been a decrease in amortization expense of $93,000. Goodwill is no longer amortized and is subject to periodic testing for impairment.

     Seasonality Trend. Our revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, we experience increased point of sale activity during the traditional holiday shopping period in the fourth quarter. Revenues during the first quarter tend to decrease by at least 10% in comparison to the remaining three quarters of our fiscal year on a same store basis.

Results of Operations

Years ended December 31, 2003 and 2002

		% of Total		% of Total	Change
	2003	Revenue	2002	Revenue	Amount	%
Revenues	$226,052	100.0%	$115,813	100.0%	$110,239	95.2%
Operating expenses:
Interchange	114,255	50.5	51,844	44.8	62,411	120.4
Other costs of services	76,571	33.9	47,796	41.3	28,775	60.2
Selling, general and administrative	8,012	3.5	6,541	5.6	1,471	22.5

Total operating expenses	198,838	88.0	106,181	91.7	92,657	87.3

Income from operations	27,214	12.0	9,632	8.3	17,582	182.5
Other expense
Interest expense	(9,928)	(4.4)	(6,894)	(6.0)	(3,034)	44.0
Other	(265)	(0.1)	(3,221)	(2.8)	2,956	(91.8)

Total other expense	(10,193)	(4.5)	(10,115)	(8.7)	(78)	0.8

Income (loss) before income taxes	17,021	7.5	(483)	(0.4)	17,504	N/M
Income tax provision	1,403	0.6	10	0.0	1,393	N/M

Net income (loss)	$15,618	6.9%	$(493)	(0.4)%	$16,111	N/M

N/M — Not meaningful

     Revenues. Revenues increased 95.2% to $226.1 million in 2003 from $115.8 million in 2002. This increase was primarily due to our acquisitions since March 2002 of five businesses and several smaller portfolios of merchant accounts, which resulted in an aggregate increase in revenues of $85.8 million, representing 77.8% of our total growth in revenues over the prior period. The remaining revenues increase was a result of internal growth from an increase in new merchant accounts.

     Interchange. Interchange expense increased 120.4% to $114.3 million in 2003 from $51.8 million in 2002. This increase was primarily the result of increased processing volume due to the acquisitions of businesses and portfolios of merchant accounts as previously noted. Interchange expense as a percentage of revenues increased to 50.5% in 2003 from 44.8% in 2002, as the acquired businesses and portfolios had higher average costs as a percentage of revenues than our existing mix of business.

     Other Costs of Services. Other costs of services increased 60.2% to $76.5 million in 2003 from $47.8 million in 2002. This increase was primarily due to increased costs associated with increased processing volume related to our acquisitions. Other costs of services represented 33.9% of revenues in 2003 as compared to 41.3% of revenues in 2002. Other costs of services as a percentage of revenues decreased as the increase in revenues did not require a corresponding increase in other costs of services, such as merchant losses and personnel related costs. Merchant losses were 1.1% of revenues in 2003, compared to 5.6% in 2002. Merchant losses recognized in 2003 included a $1.3 million benefit attributable to a reduction in estimated chargebacks relating to one merchant. Approximately $3.3 million of estimated chargebacks for this merchant were expensed in the first half of 2002. The portion of personnel costs classified as other costs of services was approximately 5.9% of revenues in 2003 compared to 8.9% of revenues in 2002. The reduction was primarily due to improved efficiencies resulting from consolidation of our acquired entities.

     Selling, General and Administrative. Selling, general and administrative expenses increased 22.5% to $8.0 million in 2003 from $6.5 million in 2002. The increase was primarily due to an increase in personnel cost resulting from our acquisitions. Selling, general and administrative expenses as a percentage of revenues declined to 3.5% in 2003 from 5.6% in 2002, primarily due to the consolidation of the operations of acquired entities, which improved operational efficiencies and resulted in a reduction in personnel related costs as a percentage of revenues.

     Interest Expense. Interest expense increased 44.0% to $9.9 million in 2003 from $6.9 million in 2002. Cash paid for interest in 2003 actually decreased due to the repayment of approximately $55.7 million of debt (with a carrying value of $52.1 million) in the second quarter of 2003 using proceeds from our initial public offering. However, the repayment and the conversion of debt resulted in recognition of a noncash pre-tax charge of approximately $4.4 million of interest expense in the second quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment or conversion.

     Other Expense. Other expense decreased to $0.3 million in 2003 from $3.2 million in 2002. The decrease was primarily due to expenses in 2002 of $1.5 million from the settlement of litigation and $1.0 million related to the amendment of certain terms of the existing processing agreements and the termination of an acquisition agreement, which did not recur in 2003.

     Income Tax. Income tax provision increased to $1.4 million in 2003 from $10,000 in 2002. The increase was attributable to an increase in taxable income in 2003 from a pre-tax loss in 2002. Our effective income tax rate for 2003 was 8.2% due to the use of net operating loss carryforwards and other deferred tax assets in 2003 that were previously unrecognized. We currently estimate an effective income tax rate of 35% for fiscal 2004.

Years Ended December 31, 2002 and December 31, 2001

		% of Total		% of Total	Change
	2002	Revenue	2001	Revenue	Amount	%
Revenues	$115,813	100.0%	$38,889	100.0%	$76,924	197.8%
Operating expenses:
Interchange	51,844	44.8	15,805	40.6	36,039	228.0
Other costs of services	47,796	41.3	21,996	56.6	25,800	117.3
Selling, general and administrative	6,541	5.6	3,782	9.7	2,759	73.0

Total operating expenses	106,181	91.7	41,583	106.9	64,598	155.3

Income (loss) from operations	9,632	8.3	(2,694)	(6.9)	12,326	(457.5)
Other income (expense)
Interest expense	(6,894)	(6.0)	(2,928)	(7.5)	(3,966)	135.5
Other	(3,221)	(2.8)	625	1.6	(3,846)	(615.4)

Total other expense	(10,115)	(8.7)	(2,303)	(5.9)	(7,812)	339.2

Loss before income taxes	(483)	(0.4)	(4,997)	(12.8)	4,514	(90.3)
Income tax provision (benefit)	10	0.0	(107)	0.2	117	(109.3)

Net loss	$(493)	(0.4)%	$(4,890)	(12.6)%	$4,397	(89.9)

     Revenues. Revenues increased 197.8% to $115.8 million in 2002 from $38.9 million in 2001. This increase was primarily due to our acquisitions since January 2001 of six businesses, four significant portfolios and several smaller portfolios of merchant accounts, which resulted in an aggregate increase in revenues of $65.7 million, representing 85.3% of our total growth in revenues over the prior period. The remaining increase resulted from internal growth from an increase in new merchant accounts.

     Interchange. Interchange expense increased 228.0% to $51.8 million in 2002 from $15.8 million in 2001. This increase was primarily the result of increased processing volume due to the acquisitions of businesses and portfolios of merchant accounts as previously noted. Interchange expense as a percentage of revenues increased to 44.8% in 2002 from 40.6% in 2001, as the acquired businesses and portfolios had higher average costs as a percentage of revenues than our existing mix of business.

     Other Costs of Services. Other costs of services increased 117.3% to $47.8 million in 2002 from $22.0 million in 2001. This increase was due primarily to costs associated with increased processing volume related to our acquisitions. Other costs of services represented 41.3% of revenues for 2002 as compared to 56.6% of revenues for 2001. Other costs of services as a percentage of revenues decreased, as the increase in revenues did not require a corresponding increase in other costs of services, such as depreciation and amortization and merchant losses. Depreciation and amortization was 4.6% of revenues in 2002, compared to 11.1% in 2001. Merchant losses were 5.6% of revenues in 2002, compared to 11.6% in 2001. Merchant losses recognized in 2001 included a $2.7 million loss attributable to chargebacks relating to one merchant, compared to a $3.3 million loss related to that merchant recognized in the first half of 2002. Although the losses recognized in 2002 and 2001 relating to this merchant were comparable, revenues increased by approximately 198.0% in 2002 as compared to 2001.

     Selling, General and Administrative. Selling, general and administrative expenses increased 73.0% to $6.5 million in 2002 from $3.8 million in 2001. The increase was primarily due to an increase in personnel cost resulting from our acquisitions. Selling, general and administrative expenses declined to 5.6% of revenues in 2002 from 9.7% in 2001, primarily due to the consolidation of the operations of acquired entities, which improved operational efficiencies and resulted in a decrease in personnel costs and other administrative expenses as a percentage of revenues.

     Interest Expense. Interest expense increased 135.5% to $6.9 million in 2002 from $2.9 million in 2001. This increase was primarily due to increased borrowings to fund our acquisitions and for working capital.

     Other Income (Expense). Other expense increased to $3.2 million in 2002 from a benefit of $0.6 million in 2001. The increase was primarily due to expenses of $1.5 million from the settlement of litigation and $1.0 million related to the amendment of certain terms of the existing processing agreements and the termination of an acquisition agreement, and the nonrecurrence of savings recognized in 2001 from the renegotiation of certain amounts due vendors from our predecessor company.

     Income Tax. Income tax provision increased to an expense of $10,000 for 2002 from a benefit of $107,000 for 2001. The increase was attributable to state income tax expense generated during 2002 compared to the reversal of $111,000 of income tax liabilities that were determined to be unnecessary in 2001.

Liquidity and Capital Resources

     Prior to our initial public offering, we funded our principal operations through private placements of debt and equity securities to executive officers, directors, principal stockholders, third parties and a credit facility from Bank of America. In May 2003, we raised net proceeds of $75.6 million through an initial public offering of our common stock. As of December 31, 2003, we had cash and cash equivalents totaling $0.7 million, compared to $1.8 million as of December 31, 2002. We had a net working capital deficit (current liabilities in excess of current assets) of $1,045,000 and $14,181,000 as of December 31, 2003 and 2002, respectively. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to settle our current obligations.

Operating activities

     Net cash provided by operating activities was $20.1 million in 2003, consisting of net income of $15.6 million, depreciation and amortization of $8.0 million and noncash interest expense of $6.4 million, partially offset by a net unfavorable change in operating assets and liabilities of $10.0 million. The noncash interest expense included a $4.4 million charge related to the acceleration of the unamortized discount on notes payable that were repaid or converted to common stock following our initial public offering in the second quarter of 2003. The net unfavorable change in operating assets and liabilities was primarily caused by the payment of approximately $4.0 million of offering costs, related to our initial public offering, that were included in accounts payable at December 31, 2002, and an increase in accounts receivable due to our increased revenues in 2003.

     Net cash used in operating activities was $9.0 million in 2002, consisting of a net loss of $0.5 million and net unfavorable changes in operating assets and liabilities of $16.0 million, partially offset by depreciation and amortization of $5.5 million and noncash interest expense of $2.1 million. The net unfavorable changes in operating assets and liabilities primarily included a $7.5 million increase in other assets mainly caused by capitalized costs related to our initial public offering, and a $7.3 million decrease in accounts payable, accrued liabilities and reserve for merchant losses.

     Net cash used in operating activities was $2.2 million in the year ended December 31, 2001, primarily used for the payment of accounts payable and accrued and other liabilities and funding our internal growth. Additionally, we used funds to settle older vendor amounts from our predecessor.

Investing activities

     Net cash used in investing activities was $86.2 million in 2003. Cash paid for acquisitions of a business, portfolios and other intangibles was $77.8 million. Restricted cash increased by $7.9 million in 2003 as we escrowed a deposit of $5.5 million to a former sponsor bank until completion of the conversion to our new sponsor. Total capital expenditures for 2003 were $0.6 million. These expenditures were primarily related to the purchase of computers and other equipment. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

     Net cash used in investing activities was $10.0 million for 2002, which primarily included $8.8 million paid for the acquisitions of four businesses in 2002. Total capital expenditures for 2002 were $0.4 million. These expenditures were primarily related to the purchase of computers and other equipment.

     Net cash used in investing activities $21.1 million for the year ended December 31, 2001. Substantially all cash used in investing activities was used for acquisitions two businesses and four portfolios of merchant accounts. Total capital expenditures were $0.4 million for 2001 was primarily related to the purchase of computer equipment, furniture and fixtures and leasehold improvements.

Financing activities

     Net cash provided by financing activities was $65.1 million in 2003, primarily consisting of $76.4 million from issuance of common stock (including net proceeds of $75.6 million from our initial public offering) and additional net borrowings on our credit facility of $44.0 million, partially offset by repayment of long-term debt and capital leases of $55.3 million.

     Net cash provided by financing activities was $20.5 and $23.0 million in 2002 and 2001, respectively, consisting entirely of a net increase in total debt.

     As of December 31, 2003, we had notes, capital lease obligations and a credit facility arrangement outstanding in an aggregate principal amount of $65.1 million, consisting of $45.0 million outstanding under our credit facility, a $4.5 million note payable to our chief executive officer (which was repaid in January 2004), and $15.6 million that is convertible into 662,079 shares of our common stock. The $15.6 million consists of convertible subordinated promissory notes (including $0.6 million of accrued interest) which may be converted into shares of our common stock at the discretion of the holders at a price per share of $23.16 per share. Our weighted average interest rate was 4.7% as of December 31, 2003.

     In August 2003 we obtained a $30.0 million credit facility with Bank of America as the lead bank. The credit facility was subsequently expanded to $65.0 million in December 2003 and to $80.0 million during the first quarter 2004. The credit facility includes a $5.0 million letter of credit sublimit. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 2.25% to 2.75% (currently 3-month LIBOR plus 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.38%) on any undrawn amounts. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-EBITDA (as defined therein) and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of December 31, 2003. The credit facility replaces the previous credit facility we had with Bank of America and expires on December 31, 2006.

     The following table of our material contractual obligations as of December 31, 2003, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

	Payments due by period

		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Note payable	$4,500	$4,500	$—	$—	$—
Credit facility	45,000	—	45,000	—	—
Convertible notes (including accrued interest)	15,599	—	—	15,599	—
Capital lease obligations	37	37	—	—	—
Operating lease obligations	2,295	881	1,080	334	—
Purchase obligations (1)	20,560	4,591	9,945	6,024	—

Total contractual obligations	$87,991	$10,009	$56,025	$21,957	$—

(1)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

     We expect to be able to fund our operations, capital expenditures and contractual obligations above using our cash from operations. We intend to use our credit facility primarily to fund additional acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and contractual obligations above using cash from operations, we intend to use borrowings under our credit facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue opportunities that may arise in the future if an opportunity that we consider attractive arises to raise additional funding. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

Effects of Inflation

     Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.

New Accounting Standards

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). Effective January 1, 2003, we adopted FIN 45, which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. We recognize a reserve for our merchant credit risk, which is partially mitigated by the collateral that we obtain from those merchants considered at risk. Based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the guarantee approximates the merchant loss reserves. We adopted this statement and its adoption did not have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FASB Statement No. 123 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We have adopted this standard effective January 1, 2003, and the adoption of this standard did not have any impact on our consolidated results of operations or financial position, since we continue to use the intrinsic-value method of accounting for employee stock-based compensation as outlined in APB Opinion No. 25.

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), which was revised in December 2003. FIN 46 provides a new framework for identifying a variable interest entity (“VIE”) and determining when a company should include assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. For companies with special-purpose entities, as defined, FIN 46 was effective immediately. For companies with other types of VIEs, FIN 46 is effective for periods ending after March 15, 2004. We do not have any variable interests and accordingly we do not expect this standard will have an impact on our financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At December 31, 2003, $45.0 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional interest expense of $0.5 million.

     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Auditors

Stockholders and Board of Directors of
iPayment, Inc.:

     We have audited the accompanying consolidated balance sheets of iPayment, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. and subsidiaries, at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 17, 2004

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$733	$1,831
Accounts receivable, net of allowance for doubtful accounts of $151 and $93 at December 31, 2003 and 2002, respectively	13,108	6,687
Prepaid expenses and other current assets	2,624	1,287

Total current assets	16,465	9,805

Restricted cash	11,141	3,070
Property and equipment, net	3,333	1,610
Intangible assets, net	94,593	35,054
Goodwill, net	73,002	60,790
Other assets	3,409	6,652

Total assets	$201,943	$116,981

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY
Current liabilities:
Reserve for merchant losses	$1,198	$4,411
Accounts payable and accrued liabilities	11,775	12,192
Current portion of long-term debt to a related party	4,537	7,383

Total current liabilities	17,510	23,986

Long term liabilities:
Related party long-term debt	15,591	49,767
Long-term debt	45,008	20,921
Other long-term liabilities	—	2,118

Total liabilities	78,109	96,792

Commitments and contingencies

Series A mandatorily redeemable convertible preferred stock, no par value; 2,577,200 shares authorized at December 31, 2003 and 2002; no shares outstanding at December 31, 2003 and 2,577,200 shares outstanding at December 31, 2002	—	6,670

Stockholders’ equity:
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued and outstanding at December 31, 2003 and 2002.	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 16,408,052 shares issued and outstanding at December 31, 2003; 130,000,000 shares authorized, 6,736,075 shares issued and outstanding at December 31, 2002	125,060	29,736
Deferred compensation	—	(25)
Accumulated deficit	(1,226)	(16,192)

Total stockholders’ equity	123,834	13,519

Total liabilities and stockholders’ equity	$201,943	$116,981

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of OPERATIONS
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

Revenues	$226,052	$115,813	$38,889

Operating expenses:
Interchange	114,255	51,844	15,805
Other costs of services	76,571	47,796	21,996
Selling, general and administrative	8,012	6,541	3,782

Total operating expenses	198,838	106,181	41,583

Income (loss) from operations	27,214	9,632	(2,694)
Other expense (income):
Interest expense	9,928	6,894	2,928
Other	265	3,221	(625)

Income before income taxes	17,021	(483)	(4,997)

Income tax provision (benefit)	1,403	10	(107)

Net income (loss)	15,618	(493)	(4,890)

Accretion of mandatorily redeemable convertible preferred stock	(652)	(1,516)	(874)

Net income (loss) allocable to common stockholders	$14,966	$(2,009)	$(5,764)

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$1.14	$(0.38)	$(1.41)
Diluted	$1.02	$(0.38)	$(1.41)

Weighted average shares outstanding
Basic	13,131	5,254	4,101
Diluted	15,052	5,254	4,101

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Mandatorily
	Redeemable Convertible		Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Deferred	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Deficit	Total
Balance at December 31, 2000	—	$—	1,284,978	$1,152	$—	$(8,419)	$(7,267)

Issuance of common stock to employees for services rendered			1,019,328	22			22
Issuance of common stock upon exercise of options			1,668,726	36			36
Issuance of preferred stock for cash	1,369,165	2,750					—
Conversion of common stock to preferred stock	1,208,035	1,530	(558,958)	(1,530)			(1,530)
Accretion of mandatorily redeemable preferred stock		874				(874)	(874)
Conversion of debt to common stock			687,849	1,950			1,950
Issuance of common stock in acquisition			313,711	678			678
Issuance of common stock upon exercise of warrants			64,778	1			1
Fair value of debt warrants issued in connection with debt financing				883			883
Net loss						(4,890)	(4,890)

Balance at December 31, 2001	2,577,200	$5,154	4,480,412	$3,192	—	$(14,183)	$(10,991)

Accretion of mandatorily redeemable preferred stock		1,516				(1,516)	(1,516)
Issuance of common stock to employees for services							—
rendered				60	(25)		35
Fair value of debt warrants issued in connection with							—
debt financing				7,629			7,629
Issuance of common stock in acquisitions			2,255,663	18,855			18,855
Net loss						(493)	(493)

Balance at December 31, 2002	2,577,200	$6,670	6,736,075	$29,736	$(25)	$(16,192)	$13,519

Issuance of common stock for cash			5,625,000	75,589			75,589
Issuance of common stock in acquisition			118,409	3,000			3,000
Cancellation of shares in payment of note receivable			(38,057)	(957)			(957)
Conversion of debt to common stock			563,606	9,026			9,026
Issuance of common stock upon exercise of warrants			2,012,648	36			36
Exercise of stock options and related tax benefits			197,901	1,278			1,278
Conversion of preferred stock to common stock	(2,577,200)	(7,322)	1,192,470	7,322			7,322
Accretion of mandatorily redeemable preferred stock		652				(652)	(652)
Amortization of deferred compensation					25		25
Issuance of common stock to nonemployees for services rendered				30			30
Net income						15,618	15,618

Balance at December 31, 2003	—	$—	16,408,052	$125,060	$—	$(1,226)	$123,834

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$15,618	$(493)	$(4,890)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,041	5,453	4,341
Noncash interest expense	6,383	2,082	460
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(5,995)	(2,444)	(1,167)
Prepaid expenses and other current assets	(1,327)	1,045	(438)
Other assets	1,375	(7,502)	(1,061)
Reserve for merchant losses, accounts payable and accrued liabilities	(4,067)	(7,323)	895
Other liabilities	35	206	(307)

Net cash provided by (used in) operating activities	20,063	(8,976)	(2,167)

Cash flows from investing activities
Change in restricted cash	(7,850)	(828)	(405)
Expenditures for property and equipment	(631)	(401)	(386)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(75,662)	(8,778)	(20,342)
Deferred payment for acquisition of business	(2,099)	—	—

Net cash used in investing activities	(86,242)	(10,007)	(21,133)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	43,950	(1,949)	—
Proceeds from issuance of long-term debt	—	30,978	25,599
Repayments of debt	(55,267)	(8,505)	(5,364)
Proceeds from issuance of preferred stock	—	—	2,750
Proceeds from issuance of common stock	76,398	—	37

Net cash provided by financing activities	65,081	20,524	23,022

Net (decrease) increase in cash and cash equivalents	(1,098)	1,541	(278)
Cash and cash equivalents, beginning of period	1,831	290	568

Cash and cash equivalents, end of period	$733	$1,831	$290

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS — (Continued)
(In thousands)

	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$872	$7	$68
Cash paid during the period for interest	$3,417	$2,975	$2,368

Supplemental disclosure of noncash investing and financing activities:
Accretion of mandatorily redeemable convertible preferred stock	$652	$1,516	$874
Conversion of debt to common stock	$9,026	$—	$1,950
Conversion of mandatorily redeemable convertible preferred stock to common stock	$7,322	$—	$—
Conversion of common stock to mandatorily redeemable convertible preferred stock	$—	$—	$1,530
Settlement of notes receivable through receipt of iPayment common stock	$957	$—	$—

Acquisitions of businesses funded with:
Debt	$—	$22,099	$2,954
Common stock	$3,000	$18,855	$678

Increases in assets (liabilities) from acquisitions:
Restricted cash	$221	$1,555	$—
Accounts receivable	$426	$2,323	$—
Other assets	$2,140	$1,972	$—
Plant and equipment	$1,851	$776	$275
Intangible assets	$63,574	$14,990	$9,957
Goodwill	$13,018	$48,249	$4,594
Accounts payable, accured liabilities and merchant loss reserve	$(1,577)	$(11,259)	$—
Short and long-term debt	$(991)	$(10,428)	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business and Basis of Presentation

Organization and Business

     iPayment, Inc. was originally incorporated as iPayment Holdings, Inc. in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. iPayment, Inc. is a provider of card-based payment processing services to small business merchants located across the United States. iPayment, Inc. enables merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. iPayment, Inc.’s services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. iPayment Inc. markets and sells its services primarily through independent sales organizations (“ISOs”).

     As used in these Notes to Consolidated Financial Statements, the terms “iPayment”, the “Company”, “we”, “us”, “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

Basis of Presentation

     iPayment was formed by management of iPayment Technologies, Inc. (“Technologies”), the predecessor company of iPayment, in February 2001. On April 12, 2001, iPayment acquired 94.6% of the common stock of Technologies in a transaction (accounted for as identical ownership) whereby holders of 94.6% of the common stock of Technologies exchanged their shares on a one-for-one basis for shares in iPayment. iPayment offered the owners of the remaining 5.4% in Technologies (the “minority stockholders”) the right to exchange their shares in Technologies for shares in iPayment on a one-for-one basis. This transaction for minority stockholders to exchange shares was consummated on July 8, 2002. Prior to the acquisition of Technologies, iPayment had no substantive operations.

     The basis of presentation in our financial statements begins July 20, 2000, where a change in control (the “Caymas Acquisition”) gave Caymas, LLC majority ownership of Technologies. As a result of the Caymas Acquisition, Caymas, LLC’s ownership percentage increased from 5% to approximately 60%. Subsequently, Caymas, LLC’s ownership increased to approximately 83% effective October 11, 2000, through a share issuance that diluted the ownership of the minority shareholders. Caymas, LLC’s consolidated basis reflects its cumulative investments in Technologies, as well as the allocation of 100% of Technologies’ losses since July 20, 2000. One hundred percent of the losses were allocated to Caymas LLC, as Technologies’ net assets were, as of July 20, 2000 and through July 8, 2002, a deficit.

     On July 20, 2000, we allocated our investment to the fair value of assets and liabilities of Technologies, and ascribed the excess basis to goodwill. Goodwill recorded in connection with the Caymas Acquisition was $6,966,000, which was being amortized over a 20-year life. Amortization of goodwill ceased as of December 31, 2001.

     The accompanying audited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated in consolidation.

     Certain prior year amounts have been reclassified to conform to the current year presentation, including separate presentation of interchange fees and classification of all depreciation and amortization expense as other cost of services in the consolidated statement of operations. Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to ISOs, which are commissions we pay to our ISOs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and service expenses, sponsorship costs and other third-party processing costs.

Reverse Stock Split

     Immediately prior to our initial public offering (Note 3) we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying consolidated financial statements have been adjusted to reflect this reverse split.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of iPayment, Inc. and its wholly owned subsidiaries iPayment Technologies, iPayment of California, 1st National Processing, E-Commerce Exchange, iPayment of Maine, OnLine Data Corporation, CardSync Processing, and CardPayment Solutions. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between iPayment, Inc., including its subsidiaries, and its directors and officers are disclosed as related party transactions (Note 12).

Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

     The majority of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge the merchants a bundled rate, principally based upon the merchant’s monthly charge volume and risk profile. Discount fees, which are a percentage of the dollar amount of each credit or debit transaction, represent approximately 75% of our revenues. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate for the higher risk of underwriting and managing the increased “chargeback” risk associated with such transactions. The balance of our revenues are derived from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. Discount and other fees related to payment transactions are recognized at the time the merchants’ transactions are processed. Revenues derived from service fees are recognized at the time the service is performed.

     Discount fees are reported gross of amounts paid to association banks as well as interchange and assessments paid by us to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Related interchange and assessment costs and bank processing fees are also recognized at that time. These amounted to $139.0 million, $65.1 million and $22.0 million in 2003, 2002 and 2001, respectively. Interchange costs are separately stated in the accompanying consolidated statements of operations. Assessment costs and bank processing fees are included in other costs of services. Interchange and bank processing fees include costs directly attributable to the furnishing of transaction processing and other services to the our merchant customers. The most significant components of cost of service include interchange and assessment costs, which are set by the credit card associations. Interchange is passed on to the entity issuing the credit card used in the transaction and assessments are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per-transaction fee.

Net Income and Loss per Share

     Earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of common and common stock equivalent shares (when dilutive) outstanding for the period. Net income or loss available to common stockholders represents reported net income or loss less accretion of mandatorily redeemable convertible preferred stock.

     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options, warrants and conversion of convertible securities has an anti-dilutive effect, and therefore are excluded from the computation of diluted EPS for the years ended December 31, 2002 and 2001. The following weighted average common stock equivalents were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Stock options and warrants	—	2,970	1,258
Mandatorily redeemable convertible preferred stock	—	1,192	1,192
Convertible debt	—	719	—

	—	4,881	2,450

     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands) for the year ended:

	2003			2002			2001
	Income	Common	Per Share	Loss	Common	Per Share	Loss	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount	Available	Shares	Amount

Basic earnings per share	$14,966	13,131	$1.14	$(2,009)	5,254	$(0.38)	$(5,764)	4,101	$(1.41)
Effects of dilutive securities:
Stock options and warrants	—	1,259	(0.10)	—	—	—	—	—	—
Convertible debt	405	662	(0.02)	—	—	—	—	—	—

Diluted earnings per share	$15,371	15,052	$1.02	$(2,009)	5,254	$(0.38)	$(5,764)	4,101	$(1.41)

Cash and Cash Equivalents and Statements of Cash Flows

     For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and securities with original maturities of three months or less. Our cash accounts at various banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Cash and cash equivalents in excess of FDIC insured limits totaled $533,000 at December 31, 2003.

Restricted Cash

     Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral.

Accounts Receivable, net

     Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts,” on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 15 days following the end of each month. The allowance for doubtful accounts as of December 31, 2003, 2002 and 2001 was $151,000, $93,000 and 225,000, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment, net

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expense for property and equipment for the years ended December 31, 2003, 2002 and 2001 was $662,000, $540,000 and $272,000, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.

Intangible Assets, net

     Intangible assets include merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (Note 5), acquired software, and bank contract costs and other. Bank contract costs represent an inducement to renegotiate a bank contract and an acquisition of ownership rights of certain merchant accounts. All costs are amortized using the straight-line method over an estimated life as follows (in years), with no estimated residual values:

Weighted-average
Useful Life
Merchant processing portfolios	4 to 7 years
Acquired software	3 years
Bank contract costs and other	3 to 5 years

     Estimated useful lives are determined by us for merchant processing portfolios based on the weighted average life of the expected cash flows from the underlying merchant accounts; for software, based on the software’s estimated useful life; for contract costs and other, primarily over the remaining terms of the contracts. During 2003, 2002 and 2001, we amortized intangible assets of $6,596,000 $4,813,000 and $4,030,000, respectively. As of December 31, 2003, estimated amortization expense for each of the five succeeding years is expected as follows (in thousands):

2004	$18,543
2005	18,125
2006	15,325
2007	13,783
2008	11,842

     Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2003. Actual amounts will increase if additional amortizable intangible assets are acquired.

Goodwill, net

     Goodwill recognized from acquisitions initiated prior to July 1, 2001 was $6,621,000, net of accumulated amortization of $345,000 and was assigned to iPayment Technologies. It was being amortized on a straight-line basis over 20 years. We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. We ceased the amortization of goodwill effective December 31, 2001. Goodwill recognized from acquisitions initiated after June 30, 2001 is assigned to the individual business acquired and is not amortized, but instead subjected to periodic testing for impairment.

     We completed the testing for impairment of goodwill as of July 31, 2002, using the present value of future cash flows and determined that the fair value for each reporting unit (we had one reporting unit, see Note 14 for further discussion) exceeded the carrying amount of its net assets, including goodwill. We completed our annual goodwill impairment review as of July 31, 2003, and determined that no impairment charge for goodwill was required.

Impairment of Long-Lived Assets

     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed during 2003, we concluded that none of our long-lived assets were impaired.

Other Assets

     Other assets at December 31, 2003 and 2002, include approximately $433,000 and $1,110,000, respectively, of notes receivable (an additional $1,184,000 and $750,000 is included in prepaid expenses and other current assets at December 31, 2003 and 2002, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6% to 8%, and are payable back to us through 2007.

     Also included in other assets at December 31, 2003, are approximately $1.5 million of debt issuance costs, which are being amortized over the term of the debt agreement. Other assets also include sales-type leases held for investment, which are stated at the present value of the future minimum lease payments and estimated residual values discounted at the rate implicit in the lease, net of allowances for losses. Sales-type leases held for investments included in other assets were approximately $1,297,000 and $2,156,000 at December 31, 2003 and 2002, respectively.

     Capitalized costs of $3,482,000 are included in other assets at December 31, 2002, and include direct costs incurred in connection with our initial public offering (Note 3). An additional $4,629,000 was incurred and capitalized in 2003. Such costs were netted against proceeds received from our initial public offering in May 2003.

Reserve for Losses on Merchant Accounts

     Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, we and the acquiring bank, must bear the credit risk for the full amount of the transaction. We evaluate our risk for such transactions and estimate our potential loss for chargebacks based primarily on historical experience and other relevant factors.

     At December 31, 2003 and 2002, our reserve for losses on merchant accounts totaled $1.2 million and $4.4 million, respectively. At December 31, 2002, the reserve for losses on merchant accounts included $2.6 million related to a single merchant. This loss resulted from one merchant’s substantial non-compliance with the Visa and MasterCard association rules. We were obligated to pay the resulting chargebacks and losses that the merchant was unable to fund. Total anticipated losses originally approximated $6.0 million. We paid losses and related costs totaling $4.7 million in 2003 and 2002. The remaining reserve balance of $1.3 million was reversed in 2003 as a reduction to merchant losses (other costs of services).

     We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors.

     The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses of $2,391,000, $3,801,000 and $2,963,000 for the years ended December 31, 2003, 2002 and 2001, respectively, are included in other costs of services in the accompanying consolidated statements of operations.

Financial Instruments

     We believe the carrying amounts of financial instruments at December 31, 2003, including cash, restricted cash, accounts receivable, sales-type leases held for investment, accounts payable and notes payable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivables, carrying amounts approximate the respective fair values. Generally, notes payable are variable or fixed-rate instruments at terms we believe would be available if similar financing were obtained from another third party. As such, their carrying amounts also approximate their fair value.

Stock Compensation

     We have adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We measure compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The following table presents the effect on net income (loss) and basic and diluted net income (loss) per common share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001

Net income (loss) allocable to common stockholders, as reported	$14,966	$(2,009)	$(5,764)

Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(1,126)	(385)	(104)

Pro forma net income (loss)	$13,840	$(2,394)	$(5,868)

Earnings per share:
As reported:
Basic	$1.14	$(0.38)	$(1.41)
Diluted	$1.02	$(0.38)	$(1.41)

Pro Forma:
Basic	$1.05	$(0.46)	$(1.43)
Diluted	$0.95	$(0.46)	$(1.43)

     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 50% and 100% for 2003 and 2002, respectively (iii) expected lives of 2-3 years for 2003 and 3 years for 2002 and 2001, (iv) and risk-free interest rates ranging from 2% to 4% for all periods.

Income Taxes

     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.

     Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A deferred tax valuation reserve is established if it is more likely than not that a deferred tax asset will not be realized.

Comprehensive Income

     We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There are no adjustments to net income (loss) to arrive at comprehensive income (loss).

Advertising Costs

     We recognize advertising costs as incurred. Advertising costs were $52,000, $8,000 and $2,000 in 2003, 2002 and 2001, respectively, and were included in selling, general and administrative expenses.

Extraordinary Items

     SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, requires companies to classify certain gains and losses from debt extinguishments as extraordinary items. Upon adoption of this standard in 2002, we reclassified $540,000 of debt extinguishments as extraordinary items to other income.

New Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the time of the related guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued as modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on our financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FASB Statement No. 123 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We have adopted this standard effective January 1, 2003, and the adoption of this standard did not have a material impact on our consolidated results of operations or financial position, since we continue to use the intrinsic-value method of accounting for employee stock-based compensation as outlined in APB Opinion No. 25.

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), which was revised in December 2003. FIN 46 provides a new framework for identifying a variable interest entity (“VIE”) and determining when a company should include assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. For companies with special-purpose entities, as defined, FIN 46 was effective immediately. For companies with other types of VIEs, FIN 46 is effective for periods ending after March 15, 2004. We do not have any variable interests and accordingly we do not expect this standard will have an impact on our financial position or results of operations.

3. Initial Public Offering

     In May 2003, we completed an initial public offering whereby we sold 5,625,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $75.6 million (after underwriters’ discount of $6.3 million and related offering expenses of $8.1 million). As described in Note 8, we used $55.7 million of the proceeds to repay debt that had a carrying value of $52.1 million and converted an additional $9.0 million of debt with a carrying value of $8.2 million into 562,500 shares of common stock. The repayment and conversion of debt resulted in recognition of a noncash pre-tax charge of approximately $4.4 million due to the acceleration of interest expense equal to the unamortized debt discount balance at the date of repayment or conversion. This charge of $4.4 million is included as interest expense in our consolidated statements of operations. Immediately prior to the offering we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying consolidated financial statements have been adjusted to reflect this reverse split.

4. Acquisitions

     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted.

First Data Merchant Services

     On December 19, 2003, we entered into an asset purchase agreement with First Data Merchant Services to acquire certain assets related to their agent bank portfolio (the “FDMS Portfolio”) for $55.0 million in cash, of which $1.8 million related to certain rental equipment. The operating results of the FDMS Portfolio are not included in our consolidated statements of operations until January 1, 2004, and have an amortization life not to exceed seven years.

CardPayment Solutions, Inc.

     On August 5, 2003, we entered into an Asset Purchase Agreement (the “CardPayment Agreement”) with CardPayment Solutions, Inc. (“CardPayment”), whereby we acquired substantially all of the assets and assumed debt of approximately $1.0 million, which was repaid in the third quarter of 2003, for $12.0 million cash and 118,409 shares of our common stock valued at $25.34 per share for an aggregate of $3.0 million, plus a contingent payment based upon performance up to a maximum of $3 million. As a result of the acquisition, we expect to increase their revenue base for merchant credit card transactions. We also expect to reduce certain costs through economies of scale. CardPayment is an integrated provider of credit card transaction processing services.

The acquisition was recorded under the purchase method. The operating results of CardPayment from August 1, 2003, are included in our consolidated statements of operations. Total consideration was allocated to the fair value of assets and liabilities acquired as follows:

Cash and restricted cash	$327,000
Accounts receivable	426,000
Prepaid expenses and other	21,000
Fixed assets	51,000
Intangible assets	3,725,000
Goodwill	13,018,000
Merchant loss reserve	(373,000)
Accounts payable and accrued liabilities	(1,204,000)
Debt	(991,000)

$15,000,000

     Intangible assets consist of merchant portfolios of $3,700,000 and are being amortized over seven years. Goodwill and intangible assets are amortized over fifteen years for income tax purposes. The debt assumed in the acquisition was repaid during 2003.

CardSync Processing, Inc.

     On September 5, 2002, we entered into an Agreement and Plan of Merger (the “CardSync Agreement”) with CardSync Processing, Inc. (“CardSync”), whereby CardSync merged with one of our wholly owned subsidiaries. CardSync is an integrated provider of credit card transaction processing services. As a result of the acquisition, we expect to increase their revenue base for merchant credit card transactions. We also expect to reduce certain costs through economies of scale. Under the terms of the CardSync Agreement, we purchased CardSync for $1.1 million cash and 670,915 shares of our common stock (valued at $7.69 per share by our Board of Directors). We acquired all of the assets and liabilities of CardSync. The acquisition was accounted for as a purchase. The operating results of CardSync from September 6, 2002, are included in our consolidated statements of operations. Total consideration was allocated to the fair value of assets and liabilities acquired as follows:

Cash and restricted cash	$1,315,000
Accounts receivable	545,000
Prepaid expenses and other	29,000
Fixed assets	32,000
Intangible assets	3,000,000
Goodwill	12,643,000
Merchant loss reserve	(933,000)
Accounts payable and accrued liabilities	(3,719,000)
Debt	(6,635,000)

$6,277,000

     Intangible assets consist of merchant portfolios of $3,000,000 and are being amortized over seven years. Goodwill and intangible assets recognized are not deductible for income tax purposes. The debt assumed in the acquisition was repaid during 2003.

First Merchants Bancard Services, Inc.

     On August 28, 2002, we entered into an Agreement and Plan of Merger (the “FMBS Agreement”) with First Merchants Bancard Services, Inc. (“FMBS”), whereby FMBS merged with one of our wholly owned subsidiaries. FMBS is an integrated provider of credit card transaction processing services. As a result of the acquisition, we expect to increase their revenue base for merchant credit card transactions. We also expect to reduce certain costs through economies of scale. Under the terms of the Agreement, we purchased FMBS for $3.4 million cash and 740,320 shares of our common stock (valued at $7.69 per share by our Board of Directors). We acquired all assets and liabilities of FMBS. The acquisition was accounted for as a purchase. The operating results of FMBS from August 29, 2002, are included in our consolidated statements of operation. Total consideration was allocated to the fair value of assets and liabilities acquired as follows:

Cash and restricted cash	$478,000
Accounts receivable	849,000
Prepaid expenses and other	174,000
Intangible assets	5,410,000
Goodwill	7,266,000
Merchant loss reserve	(64,000)
Accounts payable and accrued liabilities	(2,447,000)
Debt	(2,570,000)

$9,096,000

     Intangible assets consist of merchant portfolios of $5,410,000 and are being amortized over seven years. Goodwill and intangible assets recognized are not deductible for income tax purposes. The debt assumed in the acquisition was repaid during 2003.

OnLine Data Corporation

     On August 22, 2002, we entered into an Agreement and Plan of Merger (the “OnLine Agreement”) with OnLine Data Corporation (“OnLine”), whereby OnLine merged with one of our wholly owned subsidiaries. OnLine is an integrated provider of credit card transaction processing services. As a result of the acquisition, we expect to increase its revenue base for merchant credit card transactions. We also expect to reduce certain costs through economies of scale. Under the terms of the OnLine Agreement, we purchased OnLine for $2.0 million cash, a note for $5.0 million (the “OnLine Note”) and 844,428 shares of common stock of the Company (valued at $7.69 per share by the Company’s Board of Directors), as well as a deferred cash payment of $2.1 million due fifteen days prior to the six-month anniversary of the effective date of the OnLine Agreement (February 7, 2003). The OnLine Note was paid and the deferred cash payment was made during 2003. The acquisition was recorded under the purchase method. The operating results of OnLine from August 23, 2002, are included in our consolidated statements of operations. Total consideration was allocated to the fair value of assets and liabilities acquired as follows:

Cash	$171,000
Accounts receivable	809,000
Prepaid expenses and other	448,000
Fixed assets	165,000
Intangible assets	4,800,000
Goodwill	12,808,000
Merchant loss reserve	(410,000)
Accounts payable and accrued liabilities	(1,781,000)
Debt	(1,414,000)

$15,596,000

     Intangible assets consist of merchant portfolios of $4,800,000 and are being amortized over seven years. Goodwill and intangible assets are amortized over fifteen years for income tax purposes. The debt assumed in the acquisition was repaid during 2003.

E-Commerce Exchange

     On March 19, 2002, we entered into an Agreement and Plan of Merger (the “ECX Agreement”) with ECX, a card-payment processor, whereby ECX merged with one of our wholly owned subsidiaries. ECX is a provider of an end-to-end solution which enables merchants to accept credit card payments via the Internet within less than 10 days of submitting an application. ECX also holds a portfolio of leases of secure payment processing solutions (virtual Internet store). As a result of the acquisition, we expect to increase the revenue base for merchant credit card transactions and also provide our company with a fully operational leasing business. We also expect to reduce certain costs through economies of scale. Under the terms of the ECX Agreement, we issued a series of convertible notes (the “ECX Notes”) to the prior Series A Preferred Stockholders of ECX (“ECX Preferred Stockholders”) in the aggregate amount of $15.0 million in exchange for all of the outstanding common shares of ECX. Subject to certain restrictions, such ECX Notes are initially convertible into 647,780 shares of our common stock, and the notes bear interest at 4.5% and are due March 2008. One-half of the interest is capitalized to the principal amount of the note, which increases (on a pro rata basis) the number of common shares of our stock the notes are convertible into. The acquisition was recorded under the purchase method. The operating results of ECX from March 20, 2002, are included in our consolidated statements of operations. Total consideration was allocated to the fair value of assets and liabilities acquired as follows:

Cash and restricted cash	$1,830,000
Accounts receivable	120,000
Prepaid expenses and other	1,466,000
Fixed assets	468,000
Intangible assets	80,000
Goodwill	15,606,000
Merchant loss reserve	(125,000)
Accounts payable and accrued liabilities	(4,445,000)

$15,000,000

     Intangible assets consist of merchant portfolios of $80,000 and are being amortized over seven years. Goodwill and intangible assets recognized are not deductible for income tax purposes. Included in accounts payable and accrued liabilities is approximately $100,000 due to an investment banker hired to market ECX. The original amount due to the investment banker was $1,500,000; however, we entered into an agreement with the holders of the ECX notes such that the holders would indemnify iPayment from any cost or expenses in excess of $100,000 related to the engagement letter with the investment banker. As a result, $100,000 has been allocated to other liabilities in the purchase accounting.

FNP

     On August 9, 2001, we entered into an agreement to purchase the rights, titles and interests in substantially all of the assets of 1st National Processing, Inc. (“FNP”), a card payment processing company, for approximately $8,737,000, as follows: $5,105,000 in cash (including direct acquisition costs of $305,000), a note for $2,954,000 (non-interest bearing with a stated maturity of August 31, 2003 with interest imputed at 12 percent) and 313,711 shares of our common stock (fair market value of shares were estimated by the Company’s Board of Directors at $2.04 per share as of the acquisition closing date). The agreement stipulated that upon consummation of a change in control, as defined, the former owner of FNP would be liable to us in the amount of $900,000 plus interest. The successful completion of our initial public offering in May 2003 was a qualifying change of control, and accordingly, the former owner of 1st National Processing tendered 38,057 shares valued at approximately $957,000. We canceled such shares during the fourth quarter of 2003. There were no liabilities assumed in the acquisition of FNP. As a result of the acquisition, we increased its merchant portfolio revenue base. The acquisition was recorded under the purchase method as the assets acquired were deemed to constitute a business because we acquired physical facilities, an employee base, access to an agent network, an existing merchant base and operating policies and procedures. The operating results of FNP from August 10, 2001, are consolidated in the accompanying consolidated statements of operations. Total consideration was allocated to the fair value of assets acquired as follows:

Accounts Receivable	$900,000
Intangible assets	4,332,000
Goodwill	3,405,000
Fixed assets	100,000

$8,737,000

     Intangible assets consist of purchased portfolios of $4,232,000, and other intangibles with finite lives of $100,000, and are being amortized over seven and three years, respectively.

iPI

     On July 1, 2001, we entered into an agreement to purchase 100 percent of the rights, titles and interests in the merchant processing division of First Bank of Beverly Hills, F.S.B. (“iPI”), along with certain assets, for $5,800,000 in cash, plus $156,000 in direct acquisition costs and an additional $400,000 payable in three installments, so long as the merchant processing was within 5% of its then processing levels. We paid the first installment. As a result, the first installment has been considered part of the purchase price. The other two installments, which have not been made, have not been recorded as purchase price. As a result of the acquisition, we expect to increase its merchant portfolio revenue base.

The acquisition was recorded under the purchase method as the assets acquired were deemed to constitute a business because we acquired physical facilities, an employee base, access to an agent network, all contracts with an existing merchant base and operating policies and procedures. The total consideration was allocated to the fair value of assets acquired. We assumed no liabilities in the acquisition of iPI. The operating results of iPI from July 1, 2001, are consolidated in the accompanying consolidated statements of operations. We recorded, at fair market value, certain assets and intangibles, along with goodwill, as follows:

Intangible assets	$5,625,000
Fixed assets	175,000
Goodwill	289,000

$6,089,000

     Intangible assets primarily consist of purchased portfolio of $5,600,000 which are being amortized over seven years. Goodwill and intangible assets are amortized over fifteen years for income tax purposes.

Other Acquisitions

     Additionally, we made purchases of certain merchant processing portfolios and various other purchases of residual cash flow streams totaling $9.1 million during 2003. These purchases are accounted for as intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of seven years.

Pro Forma Disclosure for the Above Business Acquisitions

     The following selected unaudited pro forma consolidated results of operations are presented as if the acquisitions of iPI, FNP, ECX, OnLine, FMBS and CardSync had occurred as of the beginning of the year, and the beginning of the year immediately preceding the periods of acquisition, after giving effect to certain adjustments for the depreciation and amortization of fixed assets and intangibles, additional interest expense, and related income tax effects. There were no acquisitions of businesses during 2003 that would require a pro forma disclosure.

     The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the periods presented. No effect has been given for synergies that may have been realized through the acquisitions. Amounts are in thousands except share and per share data.

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001

Pro forma revenues	$171,011	$123,057
Pro forma net loss	(13,965)	(17,247)
Pro forma net loss allocable to common stockholders	(15,481)	(18,121)
Pro forma Basic and Dilutive EPS:
Loss per share	$(2.30)	$(2.77)
Pro forma weighted average shares outstanding	6,736,075	6,543,664

     Refer to Note 3 for further discussion of the method of computation of earnings per share.

5. Intangible Assets

     As of December 31, 2003, we had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Merchant processing portfolios	$102,240	$(10,606)	$91,634
Acquired software	1,409	(637)	772
Bank contract costs and other	2,820	(633)	2,187

Total	$106,469	$(11,876)	$94,593

     As of December 31, 2002, we had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Merchant processing portfolios	$37,532	$(4,975)	$32,557
Acquired software	2,593	(1,973)	620
Bank contract costs and other	5,174	(3,297)	1,877

Total	$45,299	$(10,245)	$35,054

     For 2003, 2002 and 2001, respectively, amortization expense related to the merchant processing portfolios was $5,630,000, $3,521,000 and $1,454,000; amortization expense related to acquired software was $686,000, $911,000 and $963,000; and amortization expense related to bank contract costs and other was $280,000, $381,000 and $1,613,000.

6. Details of Balance Sheet Accounts

	December 31,	December 31,
(in thousands)	2003	2002

Property and Equipment, net:
Office equipment	$2,486	$687
Furniture and fixtures	718	534
Leasehold improvements	224	217
Computer software and equipment	842	1,274
Capital leases	45	492

	4,315	3,204
Less — accumulated depreciation and amortization	(982)	(1,594)

	$3,333	$1,610

Goodwill, net:
Goodwill, net — beginning balance	60,790	11,041
Goodwill acquired during the period	13,018	49,749
Adjustments to goodwill acquired in prior period	(806)	—

	$73,002	$60,790

7. Commitments and Contingencies

Leases

     We lease our office facilities for approximately $101,000 per month. Our facilities are located in Nashville, Tennessee, Westchester, Illinois, and two California locations in Chatsworth and Santa Barbara. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2003: (in thousands)

2004	$881
2005	437
2006	338
2007	305
2008	165
Thereafter	169

Total	$2,295

     Total rent expense for the years ended 2003, 2002 and 2001 was $1,210,000, $801,000 and $626,000, respectively.

Guarantees

     In March 1999, iPayment Technologies entered into an agreement with Buypass Corporation for their use of Buypass Corporation’s credit card transaction processing system. Under terms of the agreement, iPayment Technologies agreed to pay specific charges for the services provided. In order to obtain favorable pricing, iPayment Technologies agreed to guarantee monthly minimum charges over a sixty-month period. The monthly minimums began in January 2000 at $5,000 per month and increased to $20,000 per month in December 2000 for the remaining life of the contract. As of December 31, 2003 and 2002, respectively, $80,000 and $240,000 is included in accounts payable and accrued liabilities. At December 31, 2002, an additional $80,000 is included in other long-term liabilities. In December 2000, management determined not to pursue this line of business.

     We have agreements with several processors to provide to us on a non-exclusive basis transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. As of December 31, 2003, such minimum commitments were as follows (in thousands):

2004	$4,591
2005	5,566
2006	4,379
2007	3,012
2008	3,012
Thereafter	—

$20,560

Litigation

Copitka v. Leasecomm Corporation and E-Commerce Exchange

     On July 25, 2001, Rae Lynn Copitka sued us in State Court of Travis County, Texas. The complaint was subsequently amended on January 31, 2002 to assert claims on behalf of a purported class who reside in the State of Texas and leased a “Quickcommerce” or “Quickcommerce Pro” software license from a corporation unrelated to us named Leasecomm Corporation. We entered into a preliminary settlement of this lawsuit in October 2002. On or about November 22, 2002, the parties executed formal settlement agreements, subject to court approval. At a hearing held on November 25, 2002, the court gave preliminary approval to the terms and conditions of the proposed settlement. The judgment approving the settlement was entered on January 24, 2003, and became final on February 24, 2003. This matter has now been fully settled and dismissed.

First Bank of Beverly Hills v. iPayment, Inc., etc., et al.

     This Action was brought by First Bank of Beverly Hills for breach of contract and misappropriation of trade name. The complaint seeks damages of approximately $133,000, plus interest and attorney’s fees. On September 11, 2002, we countersued alleging breach of contract and negligent misrepresentation. On November 1, 2002, we amended our counterclaim to assert that First Bank of Beverly Hills (“FBBH”) committed fraud in connection with the purchase and sale transaction that was the subject of a Purchase and Sale Agreement dated June 29, 2001. This matter has now been fully settled between the parties and all claims have been dismissed (Note 18).

Thomas Zito v. Leasecomm Corporation, E-Commerce Exchange, Inc., etc. et al,

     On October 10, 2002, 184 plaintiffs sued us (E-Commerce Exchange, Inc.) in the United States District Court for the Southern District of New York (the “Zito v. Leasecomm Action”). The complaint named Leasecomm and several additional defendants. The complaint alleged that ECX violated the Racketeer Influenced and Corrupt Organizations Act of 1970, (“RICO”), by participating in a number of different “schemes” with the other Defendants, and further alleged violations of state unfair and deceptive practices acts; unlawful franchise offerings; common law fraud and intentional infliction of emotional distress in connection with their purported sale of Internet access, franchises and other services and sought unspecified damages including punitive damages, costs and attorney’s fees and seeks equitable relief in the form of an injunction and restitution. ECX filed a Motion to Dismiss the Action in its entirety on January 31, 2003 (each of the other named defendants filed their own separate Motion to Dismiss the Action). On September 30, 2003, the Court issued its ruling in favor of the Motions to Dismiss and granted plaintiffs leave to amend and re-file the Complaint. On or about September 24, 2003, 213 plaintiffs sued ECX and several additional defendants in the United States District Court for the Southern District of New York (the “Zito v. Burtzloff Action”) The complaint named the same plaintiffs as in Zito v. Leasecomm Action plus 29 additional plaintiffs and two additional defendants.

The complaint alleged virtually the same claims as in the Zito v. Leasecomm Action. The Court consolidated the Zito v. Burtzloff Action and the Zito v. Leasecomm Action, and in November 2003, plaintiffs filed a consolidated Amended Complaint. In December 2003, ECX filed a Motion to Dismiss the Amended Complaint in its entirety (each of the other named defendants filed their own separate Motion to Dismiss). The Court has not set a hearing date to hear arguments on the pending Motions to Dismiss. ECX intends to vigorously defend the lawsuit should the Amended Complaint not be dismissed in its entirety as to ECX. Although we are vigorously defending ourselves in this case, there can be no assurance that we will be successful in our defense. However, we believe the ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations.

Venus L. Franklin and Sandra Lindsey v. Leasecomm Corporation and E-Commerce Exchange, Inc.

     This Action is brought by two named plaintiffs, on behalf of themselves and a purported "class” against ECX and Leasecomm. The original Complaint filed in March 2003, alleged six “Counts” regarding violations of various Massachusetts state statutes and common-law claims arising out of certain lease transactions and lease agreements entered into between Leasecomm as “lessor” and each plaintiff as “lessee” (the “Leasecomm Agreements”) and all similar leases entered into with members of the purported “nationwide putative class"(excluding residents of Texas) for licenses of “payment gateways” (also known as “virtual terminals”) marketed by ECX under the names of “Quick Commerce” and “Quick Commerce Pro”.

     Prior to the November 12, 2003 scheduled Hearing Date for the Motions to Dismiss, Plaintiffs’ (through new counsel) filed a First Amended Complaint (the “Amended Complaint”).

     The Amended Complaint alleges seven “Counts” regarding violations of various Massachusetts state statutes and common-law claims. In Counts 1-4 of the Amended Complaint, the Plaintiffs seek relief from Leasecomm. The relief sought is rescission of the Lease Agreements, restitution of amounts paid to Leasecomm, and an order that Leasecomm repair any negative credit reports. Counts 5-7 of the Amended Complaint are directed to ECX, but the Plaintiffs do not seek damages from ECX based on any independent act or omission of ECX. Rather, the Plaintiffs ask the Court to hold ECX jointly liable for the restitution they seek from Leasecomm. The Plaintiffs’ joint liability theories against ECX are premised upon the notion that ECX assisted and aided Leasecomm with its leasing program and should therefore be jointly liable for the restitution sought from Leasecomm. ECX and Leasecomm have each filed a Motion to Dismiss the Amended Complaint. ECX claims that the factual allegations of the Amended Complaint fail to make out any claim against ECX, fail to state a claim upon which relief can be granted and if the claims survive then there is no jurisdiction in the subject Court. The Court has taken under submission Motions to Dismiss from a March 11, 2004 hearing. ECX will vigorously defend the Action in the event the Amended Complaint is not dismissed in its entirety, including “class action certification” of the Claims. Although we are vigorously defending ourselves in this case, there can be no assurance that we will be successful in our defense. However we believe the ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations.

Michelle Martin v. Axin Financial Services, Inc., and E-Commerce Exchange, Inc.

     This Action is brought by Michelle Martin f/k/a Michelle Swiger on behalf of herself and the general public as private attorney general pursuant to California Business and Professions Code Sections 17204 and 17535. The Complaint alleges claims for “unfair competition” and “unfair business practices” under the California Business and Professions Code, arising out of certain alleged lease transactions and lease agreements for licenses of “payment gateways” also known as “virtual terminals” marketed by ECX under the names of “Quick Commerce” and “Quick Commerce Pro”, which were entered into between Axin Financial Services, Inc. (“Axin”) as “lessor” and plaintiff as “lessee” (the “Axin Lease”) and all similar leases entered into between by Axin with “merchants nationwide” for “Quick Commerce” or “Quick Commerce Pro” payment gateways. The Complaint seeks: (i) a declaratory judgment as to the rights and liabilities of the parties; (ii) preliminary and permanent injunctive relief to enjoin defendants from further acts of unfair competition and deceptive practices; (iii) to cancel collection efforts and remove negative credit information; (iv) for an accounting of all monies received and profits made as a result of the alleged acts and practices; (v) restitution; (vi) attorneys fees and costs; and (vii) further relief as the Court may deem proper. ECX answered the Complaint, vigorously denies all allegations and asserted several affirmative defenses.

     In January 2004, the parties conducted voluntary mediation which resulted in a negotiated “settlement understanding” the terms of which were set forth in an executed Memorandum of Understanding. The proposed settlement is subject to several conditions, including Court approval, “class certification” and execution of formal settlement documents. If the Action is settled under the terms of the proposed settlement, the settlement would not have a material adverse effect on our business, financial condition or results of operations.

     We are subject to certain other legal proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. In our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the consolidated operating results of a particular reporting period could be materially adversely affected.

8. Long-Term Debt

     In August 2003 we obtained a $30.0 million credit facility with Bank of America as the lead bank. The credit facility was subsequently expanded to $65.0 million in December 2003 and to $80.0 million during the first quarter 2004. The credit facility includes a $5.0 million letter of credit sublimit. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 2.25% to 2.75% (currently 3-month LIBOR plus 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.38%) on any undrawn amounts. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-EBITDA (as defined therein) and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of December 31, 2003. At December 31, 2003, $45.0 million was outstanding under the credit facility, at a weighted average interest rate of 3.42%.

     The credit facility replaces the previous credit facility we had with Bank of America. All borrowings under the credit facility are due when the facility expires on December 31, 2006, however to the extent that we do not consummate a financing transaction (as defined) prior to June 30, 2004, all principal amounts outstanding under the credit facility in excess of $20 million on that date (up to a maximum of $35 million) will convert to a term loan. The amount available under the revolving credit would be reduced by the amount of the new term loan. Principal payments on the term loan would be due quarterly beginning on October 1, 2004, and continuing through the expiration date

     In May 2003, we completed an initial public offering (see Note 3) and used $55.7 million of the proceeds to repay outstanding debt with a carrying value of $52.1 million and a weighted average interest rate of 10.54%. Additionally, in conjunction with the offering we converted $9.0 million of debt with a carrying value of $8.2 million and an interest rate of 12.0% into 562,500 shares of common stock. These repayments and conversions resulted in a noncash pre-tax charge of approximately $4.4 million, which was recognized as interest expense in the second quarter of 2003.

     Long-term debt consists of the following (in thousands):

	December 31,
	2003	2002
Revolving credit facility	$45,000	$1,050
Notes payable to ECX preferred stockholders (including accrued interest)	15,599	15,000
Notes payable to other investors	4,500	40,845
Note payable to FNP	—	2,408
Note payable to Harbinger	—	4,000
Note payable to Thomas Black	—	1,100
Note payable to Charles D. Aalfs	—	827
Notes payable to Online Data	—	5,000
Note payable to Blueline	—	1,488
Note payable to Schneider and other	—	2,274
Note payable to Nova	—	4,000
Various equipment lease agreements	37	79

	65,136	78,071
Less: current portion of long-term debt	(4,537)	(7,383)

	$60,599	$70,688

     Notes payable to other investors at December 31, 2003 consisted solely of a note payable to our chief executive officer. The note paid interest at 6% and was repaid in January 2004.

     Notes payable to ECX preferred stockholders at December 31, 2003, include principal of $14,975,000 and accrued interest of $616,000. One-half of the interest is capitalized to the principal amount of the note, which through March 31, 2003 increased (on a pro rata basis) the number of shares of our common stock the notes are convertible into. At December 31, 2003, the notes and a portion of the accrued interest are convertible into 662,079 shares of common stock at a price of $23.16 per share. The notes accrue interest at an annual rate of 4.5%. One half of the interest is payable quarterly and the other half is due when the notes mature in March 2008. As of December 31, 2003, $25,000, plus accrued interest, of the original $15,000,000 note have been converted into shares of our common stock.

     The maturities of long-term debt are as follows (in thousands):

At December 31,
2003
2004	$4,537
2005	—
2006	45,000
2007	—
2008	15,599
Thereafter	—

$65,136

     Scheduled maturities as shown above could differ if a portion of the outstanding principal balance on our credit facility is converted to a term loan in accordance with the provisions previously discussed in Note 8.

9. Income Taxes

     The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001, was comprised of the following (in thousands):

	2003	2002	2001

Current:
Federal	$692	$—	$(111)
State	711	10	4

Total current	1,403	10	(107)

Deferred	5,389	(609)	(2,062)

Change in valuation allowance	(5,389)	609	2,062

Total income tax provision (benefit)	$1,403	$10	$(107)

     The differences between the federal statutory tax rate of 35% and effective tax rates are primarily due to state income tax provisions, net operating loss (“NOL”) carryforwards, deferred tax valuation allowance and permanent differences, as follows:

	2003	2002	2001

Statutory Rate	35%	35%	35%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	6%	(3)%	—
Recognition of previously reserved deferred tax assets utilized in current year	(16)%	(26)%	(36)%
Use of previously unrecognized NOL carryforwards	(16)%	—	—
Permanent differences	(1)%	(4)%	(1)%

Total	8%	2%	(2)%

     Deferred income tax assets in the accompanying consolidated balance sheets as of December 31, 2003 and 2002 were comprised of the following (in thousands):

	2003	2002

Deferred tax assets:
Depreciation and amortization	$2,590	$3,260
Merchant loss reserve	482	240
Loss on investment	699	955
Net operating loss	4,652	6,224
Other	1,670	4,791

Total deferred tax assets	10,093	15,470
Deferred tax liabilities:
Difference between book and tax basis for intangible assets	(5,197)	(5,185)

Net deferred tax assets	4,896	10,285
Valuation allowance on deferred tax assets	(4,896)	(10,285)

Net deferred taxes	$—	$—

     At December 31, 2003, we had approximately $11.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2022, subject to annual limitations of up to $6.5 million per year due to certain ownership changes in previous years pursuant to section 382 of the Internal Revenue Code. We also have approximately $13.4 million of state net operating loss carryforwards, again subject to similar annual limitations, that will expire in various states between 2011 and 2022.

     SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance has been established.

10. Mandatorily Redeemable Convertible Preferred Stock

     On April 12, 2001, we issued 2,577,200 shares of Series A Convertible Preferred Stock (“Preferred Stock”, or “Preferred Shares”) in exchange for cash of $2,750,000 and conversion of certain debt in the amount of $1,530,000. The Preferred Stock was redeemable at a price of $6.03 per share on the earlier of the fifth anniversary date of its original issuance or the occurrence of a Significant Event, as defined. Accretion on the Preferred Stock was being recorded over five years, and at December 31, 2002, the carrying value was $6,670,000. The Preferred Stock was converted into 1,192,470 shares of common stock in conjunction with our initial public offering in May 2003.

11. Stock Options and Warrants

     During 2002 and 2001, we entered into employment agreements with various officers to secure employment. Under terms of the agreements, we provided the employees with salary, incentive compensation and stock grants and/or options in return for various periods of employment.

     We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the Plan, we may match contributions of up to three percent of a participant’s salary. Employer contributions for 2003, 2002 and 2001 were $111,000, $52,000 and $45,000, respectively.

     A summary of our stock options outstanding at period ends and changes during the periods are presented below:

			Exercisable at Period End
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, December 31, 2000	14,364	$174.78	12,632	$78.54

Granted	1,715,368	0.28
Cancelled	(78,289)	22.22
Exercised	(1,364,965)	0.02

Outstanding, December 31, 2001	286,478	$4.30	66,444	$7.67

Granted	822,806	6.83
Cancelled	(97,959)	9.64
Transferred to warrant	(54,506)	0.02
Exercised	—	—

Outstanding, December 31, 2002	956,819	$6.18	200,097	$3.67

Granted	891,063	18.82
Cancelled	(38,327)	25.22
Exercised	(197,901)	3.83

Outstanding, December 31, 2003	1,611,654	$13.07	418,467	$5.09

     Additional information regarding employee options outstanding as of December 31, 2003, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$0.86	72,346	7.39 years	$0.86	72,346	$0.86
$4.32 - $5.40	311,871	4.76 years	$4.80	240,351	$4.95
$8.32	344,874	4.75 years	$8.32	105,770	$8.32
$16.00	560,621	9.36 years	$16.00	—	—
$22.69 - $23.85	321,942	9.84 years	$23.80	—	—

     At December 31, 2002, we had 2,013,031 warrants outstanding to purchase shares of our common stock, which were exercisable at a price of $0.02 per share. The warrants were originally issued in 2001 and 2002 in conjunction with various debt agreements. As of December 31, 2003, there were no warrants outstanding.

12. Related Party Transactions

Preferred Stock

     The managing partner of First Avenue Partners, L.P. (“First Avenue”) is a member of our Board of Directors. In April 2001, First Avenue exchanged 558,958 shares of iPayment Technologies common stock for 1,208,035 shares of iPayment, Inc. Series A Preferred Stock. At that time, First Avenue also purchased 1,369,165 shares of iPayment, Inc. Series A Preferred Stock at a price of $4.34 per share for a total of $2,750,000. The Series A Preferred Stock was converted into common stock upon our initial public offering in May 2003 (Note 3).

Promissory Notes and Warrants

     At December 31, 2003, we had notes payable to our CEO, Greg Daily, for $4.5 million. In January 2004, we repaid $4.5 million to Mr. Daily in full payment of the note.

     The Director of Investments for Harbinger Mezzanine Partners, L.P. (“Harbinger”), serves on our Board of Directors. In April 2001, we executed a promissory note to Harbinger for $4.0 million. In connection with this loan, we issued warrants for 375,250 shares of our common stock at an exercise price of $0.02 per share. This note was repaid and all warrants were exercised in 2003.

     At various times in 2001 and 2002, we executed subordinated promissory notes to certain of our directors and officers or to their related parties in the aggregate amount of $17.4 million. In connection with these notes, we issued warrants to purchase 563,569 shares of our common stock at an exercise price of $0.02 per share. These notes were repaid (with the exception of one note payable to our chief executive officer as discussed above and in Note 8) and all warrants were exercised in 2003.

     At December 31, 2002, we had notes payable to other related parties, such as shareholders and non-immediate family members of officers and directors totaling $53.0 million (net of related discount), of which $3.2 million was classified as short-term. These notes were repaid in 2003.

Convertible Promissory Note

     A general partner and member of various entities affiliated with Summit Partners, L.P. (“Summit”) is a member of our Board of Directors. In March 2002, we executed convertible subordinated promissory notes to entities affiliated with Summit in an aggregate of $14.9 million (and together with unaffiliated parties an aggregate of $15.0 million) for the acquisition of ECX as further discussed in Note 4. These notes bear interest at 4.5% and mature on March 19, 2008. The notes and a portion of the accrued interest thereon are convertible, at the option of the holders, into shares of our common stock as further discussed in Note 8.

Other Transactions

     Our CEO owns Hardsworth, LLC (“Hardsworth”), an investment company. We reimbursed Hardsworth approximately $201,000, $139,000 and $70,000 in 2003, 2002 and 2001, respectively for use of an executive jet for corporate purposes. Hardsworth owns a 50% interest in the jet. A member of our Board of Directors also owns a 25% interest in the jet.

     Our CEO owns a 34% interest in Century II Staffing, Inc. (“Century II”), a professional employer organization. From January 2001 through June 2003, Century II provided human resources and benefits administration services to us. We paid approximately $88,000, $133,000 and $31,000 to Century II in 2003, 2002 and 2001, respectively, for these services. Effective July 1, 2003, we transferred our human resource and benefits administration services to a different provider.

13. Significant Concentration

     Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2003, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 2% of aggregate processing volume during 2003. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

14. Segment Information and Geographical Information

     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During 2003, 2002 and 2001, we had no single customer that represented 2% or more of revenues. All revenues are generated in the United States.

15. Renegotiated Contract with First Data Merchant Services Corporation

     On July 1, 2002 we entered into a Service Agreement that replaced various previously existing service agreements between us and certain of our subsidiaries and FDMS, thereby consolidating various separate contracts under one master agreement. Under the terms of the Service Agreement, FDMS provides on-line access to their card processing software and other services. In addition, FDMS provides the revised services beginning July 1, 2002 except for revised, reduced pricing, which was effective October 1, 2002. In August 2002, FDMS paid us a fee of $560,000 relating to the contract renegotiation. This fee has been recognized as a reduction of other cost of services in the accompanying statement of operations during 2002.

16. Summarized Quarterly Financial Data

     The following unaudited schedule indicates our quarterly results of operations for 2003, 2002 and 2001 (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Revenue	$46,675	$54,308	$59,847	$65,222
Interchange	24,010	28,336	30,302	31,607
Income from operations	4,559	5,534	6,709	10,413
Net income (loss)	888	(582)	5,086	10,226
Per share:
Basic	$0.06	$(0.06)	$0.31	$0.63
Diluted	$0.05	$(0.06)	$0.29	$0.58
2002
Revenue	$16,479	$21,540	$29,249	$48,545
Interchange	6,706	7,637	13,329	24,172
Income from operations	643	871	2,773	5,345
Net income (loss)	(718)	(589)	1,213	(399)
Per share:
Basic	$(0.24)	$(0.21)	$0.15	$(0.12)
Diluted	$(0.24)	$(0.21)	$0.12	$(0.12)
2001
Revenue	$4,594	$5,817	$13,223	$15,255
Interchange	1,531	2,195	5,599	6,480
Income from operations	(1,215)	312	968	(2,759)
Net income (loss)	(1,438)	374	192	(4,018)
Per share:
Basic	$(0.41)	$0.03	$(0.03)	$(0.97)
Diluted	$(0.41)	$0.03	$(0.03)	$(0.97)

17. Termination of Asset Purchase Agreement

     In July 2002, we entered into an Asset Purchase Agreement with Humboldt Bancorp Inc. (''Humboldt’’) to purchase certain assets of their merchant processing division for $33.8 million. In October 2002, the parties entered into an amendment, which extended the termination date of the purchase agreement and, among other terms, required us to make a deposit with Humboldt of $1,000,000, of which such deposit would be retained by Humboldt in the event the transaction was not consummated. The amendment included provisions for the mutual release of both parties in the event that the transaction did not close by October 4, 2002. Additionally the amendment modified terms of the existing processing agreements between the companies to extend the termination date and modify various other terms of the processing agreements. On October 4, 2002 we exercised our right to terminate the purchase agreement, and recorded a charge to other income and expense of approximately $1,200,000 ($200,000 relating to professional services-related costs) to reflect the termination and other fees associated with this transaction.

18. Subsequent Events (unaudited)

     During the first quarter 2004, we amended our credit facility (Note 8) to increase the borrowing limit from $65.0 million to $80.0 million.

     In March 2004 we finalized a Settlement Agreement and Mutual Release with FBBH relating to certain legal actions between the two parties (Note 7). FBBH made a settlement payment to us in the amount of $400,000 on March 3, 2004.

Schedule II – Valuation and Qualifying Accounts
iPayment, Inc.

		Additions
		Charged to	Charged to
	Balance at	(credited	Other
	Beginning of	against) Costs	Accounts –		Deductions –		Balance at
Description	Period	and Expenses	Describe		Describe		End of Period
Year Ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$130,000	$95,000	$—		$—		$225,000
Valuation allowance on deferred tax asset	4,581,000	2,062,000	—		—		6,643,000
Reserve for merchant losses	202,000	2,963,000	—		—		3,165,000

Total	$4,913,000	$5,120,000	$—		$—		$10,033,000

Year Ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$225,000	$—	$40,000	(1)	$172,000	(2)	$93,000
Valuation allowance on deferred tax asset	6,643,000	609,000	3,033,000	(3)	—		10,285,000
Reserve for merchant losses	3,165,000	3,801,000	1,271,000	(4)	3,826,000	(5)	4,411,000

Total	$10,033,000	$4,410,000	$4,344,000		$3,998,000		$14,789,000

Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$93,000	$98,000	$—		$40,000	(2)	$151,000
Valuation allowance on deferred tax asset	10,285,000	(5,389,000)	—		—		4,896,000
Reserve for merchant losses	4,411,000	2,391,000 (6)	373,000	(4)	5,977,000	(5)	1,198,000

Total	$14,789,000	$(2,900,000)	$373,000		$6,017,000		$6,245,000

(1)	Reclassification from other assets
(2)	Recovery of previously reserved accounts receivables
(3)	Reserves acquired in business combinations
(4)	Reserve for merchant losses assumed in purchase accounting
(5)	Payments for merchant losses previously expensed
(6)	Includes $1.3 million reduction of earlier estimate from a single merchant

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

ITEM 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Information relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

     The following table provides information about our directors and executive officers as of December 31, 2003:

Name	Age	Position
Gregory S. Daily	44	Chairman of the Board and Chief Executive Officer
Carl A. Grimstad	36	President
Clay M. Whitson	46	Director, Chief Financial Officer and Treasurer
Afshin M. Yazdian	31	Executive Vice President, General Counsel and Secretary
Robert S. Torino	50	Executive Vice President, and Assistant Secretary

     Gregory S. Daily has served as Chairman of our board of directors and Chief Executive Officer since February 2001 and served as our Secretary from April 2001 to August 2002. From January 1, 1999 to December 2000, Mr. Daily was a private investor. In 1984, Mr. Daily co-founded PMT Services, Inc., a credit card processing company, and served as President of PMT Services, Inc. at the time of its sale to NOVA Corporation, a credit card processing company, in September 1998. Mr. Daily served as the Vice Chairman of the board of directors of NOVA Corporation from September 1998 until May 2001. Mr. Daily has served as the Chief Manager and President of Caymas, LLC, a private investment company, since January 2001 and he has served as the Chief Executive Officer of Hardsworth, LLC, a private investment company, since May 1997.

     Carl A. Grimstad has served as our President since April 2001 and served as our Chief Executive Officer until February 2001. From January 2000 until March 2001, Mr. Grimstad held various executive positions with iPayment Technologies and from March 2000 until April 2001, also served as the Vice-Chairman of iPayment Technologies. Mr. Grimstad has served as the Vice President and Secretary of Caymas, LLC since January 2001. Since 1995, Mr. Grimstad served as managing partner of GS Capital, LLC, a private investment firm.

     Clay M. Whitson has served as a member of our board of directors since May 2002 and as our Chief Financial Officer and Treasurer since October 2002. From November 1998 to September 2002, Mr. Whitson was Chief Financial Officer of The Corporate Executive Board Company, a provider of best practices research and quantitative analysis focusing on corporate strategy, operations and general management issues. Mr. Whitson was also the Secretary, from February 1999 until September 2002, and Treasurer, from July 2000 until September 2002, of The Corporate Executive Board Company. From 1996 to October 1998, Mr. Whitson served as the Chief Financial Officer and Treasurer of PMT Services, Inc., a credit card processing company.

     Afshin M. Yazdian has served as our Executive Vice President and General Counsel since February 2001. He has served as our Secretary since August 2002 and served as our Assistant Secretary from February 2001 to August 2002. Mr. Yazdian served from March 2000 to January 2001 as General Counsel and Vice President of Mergers and Acquisitions for eConception, a technology venture fund. From August 1997 to March 2000, Mr. Yazdian practiced in the corporate and mergers and acquisitions groups at the law firm of Waller Lansden Dortch & Davis, PLLC.

     Robert S. Torino has served as our Executive Vice President since January 2001 and as our Assistant Secretary since August 2002. From January 2001 to September 2002, he served as our Chief Financial Officer. Mr. Torino served as Chief Financial Officer of iPayment Technologies, Inc. from April 2000 to December 2000, and as Executive Vice President and Chief Operating Officer of iPayment Technologies, Inc. from July 2000 to December 2000. From October 1999 to April 2000, Mr. Torino served as Chief Executive Officer of M80 Technologies, Inc., a start-up software development company. Mr. Torino served as President and Chief Executive Officer of TRUE Software Inc., a software development company, from April 1995 until its acquisition by McCabe & Associates in October 1999.

     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees. The finance code of ethics is publicly available on our website at www.iPaymentinc.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11. Executive Compensation

     Information concerning this item is included in our definitive Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning this item is included in our definitive Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

     Information concerning this item is included in our definitive Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

     Information concerning this item is included in our definitive Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

     The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated February 17, 2004, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 34 above.

     2. Financial Statement Schedule

     The Financial Statement Schedule, together with the report thereon of Ernst & Young LLP dated February 17, 2004, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 34 above.

     3. Exhibits

     Reference is made to the Exhibit Index beginning on page 65 hereof.

(b)	Reports on Form 8-K

Report Date	Description

November 11, 2003	We filed a current report on Form 8-K under items 2 and 12 to report our financial results for the period ended September 30, 2003, and to announce the acquisition of a merchant portfolio on October 31, 2003.

December 22, 2003	We filed a current report on Form 8-K under item 2 to announce the completion of our acquisition of a portfolio of an agent bank agreements and merchant account from First Data Merchant Services on December 19, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT INC.

By:	/s/ Gregory S. Daily

Name: Gregory S. Daily Title: Chairman and Chief Executive Officer

March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

Signature	Title

/s/ Peter Y. Chung Peter Y. Chung	Director

/s/ John C. Harrison John C. Harrison	Director

/s/ David T. Vandewater David T. Vandewater	Director

/s/ David M. Wilds David M. Wilds	Director

/s/ Don McLemore Don McLemore	Director	/s/ Gregory S. Daily Name: Gregory S. Daily
Attorney-in-Fact
/s/ Jennie Carter Thomas Jennie Carter Thomas	Director

/s/ Clay M. Whitson Clay M. Whitson	Chief Financial Officer, Treasurer and Director (Principal Finance and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of iPayment, Inc. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 3, 2003).

3.2	Amended and Restated Bylaws of iPayment, Inc. (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 3, 2003).

3.3	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of iPayment, Inc. (incorporated by reference to Exhibit 3.6 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

4.2	iPayment Holdings, Inc. Investors’ Rights Agreement dated April 12, 2001 among iPayment Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.3	Amendment No. 1 to the Investors’ Right Agreement dated March 19, 2002 among iPayment Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.4	iPayment Holdings, Inc. Piggyback Rights Agreement dated August 9, 2002 among iPayment Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.5	Piggyback Rights Agreement dated August 28, 2002 among iPayment, Inc., James D. Goodrich and Stephen P. Goodrich (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.6	Rights Agreement between iPayment, Inc. and Wachovia Bank, National Association as Rights Agent (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.1	Form of Convertible Subordinated Promissory Note (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.2	Form of iPayment Holdings, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.3	Form of Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.4	iPayment, Inc. Non-Employee Directors Stock Option Plan dated August 23, 2002 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.5	Service Agreement dated July 1, 2002 between First Data Merchant Services Corporation and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 4, 2003).

10.6	First Amendment to Service Agreement dated October 25, 2002 between First Data Merchant Services Corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.7	Office Lease Multi Tenant Gross Rent dated September 10, 2001 between Catellus Finance 1, L.L.C. and iPayment, Inc. (incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.8	Office Lease Agreement dated December 24, 2003 between IL-Westbrook Corporate Center, L.L.C. and OnLine Data Corp., filed herewith.

10.9	Office Lease Agreement dated July 19, 2002, between EOP-Westbrook Corporate Center, L.L.C. and OnLine Data Corp., filed herewith.

10.10	Office Lease Agreement dated December 27, 2002, between EOP-Westbrook Corporate Center, L.L.C. and OnLine Data Corp., filed herewith.

10.11	Sublease dated September 18, 2002 between 101 Communications, LLC and iPayment, Inc. (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.12	Consent of Landlord to Sublease dated October 4, 2002 by Catellus Finance 1, L.L.C., 10.1 Communications, LLC and iPayment, Inc. (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.13	Employment Agreement effective February 26, 2001 between Gregory S. Daily and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.14	Employment Agreement effective February 26, 2001 between Carl Grimstad and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.15	Employment Agreement effective September 3, 2002 between Clay M. Whitson and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.16	Merchant Program Processing Agreement dated January 31, 2003, among iPayment, Inc., Chase Merchant Services, LLC and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.37 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.17	Processing Services Agreement dated January 1, 2003, between iPayment, Inc. and Vital Processing Services LLC. (incorporated by reference to Exhibit 10.38 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.18	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.19	Form of Amended and Restated Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.20	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.41 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.21	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.22	Agreement and Plan of Merger dated March 19, 2002 among iPayment Holdings, Inc., iPayment Acquisition Sub, Inc. and E-Commerce Exchange, Inc. (incorporated by reference to Exhibit 2.3 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.23	Agreement and Plan of Merger dated August 9, 2002 among iPayment Holdings, Inc., ODC Acquisition Sub, Inc. and OnLine Data Corp. (incorporated by reference to Exhibit 2.4 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.24	Agreement and Plan of Merger dated August 26, 2002 between iPayment Holdings, Inc. and iPayment, Inc. (incorporated by reference to Exhibit 2.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.25	Agreement and Plan of Merger dated August 28, 2002 among iPayment, Inc., iPayment of Maine, Inc., First Merchants Bancard Services, Inc., James D. Goodrich and Stephen P. Goodrich. (incorporated by reference to Exhibit 2.6 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.26	Agreement and Plan of Merger dated September 9, 2002 among iPayment, Inc., CardSync Acquisition Sub, Inc. and CardSync Processing, Inc. (incorporated by reference to Exhibit 2.7 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.27	Credit Agreement dated August 1, 2003 among iPayment, Inc, the lenders names therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50280) filed with the Commission on August 14, 2003).

10.28	Second Amendment to Credit Agreement dated December 19, 2003, filed herewith.

10.29	Third Amendment to Credit Agreement dated February 13, 2004, filed herewith.

14.1	Code of Ethics, filed herewith.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, filed herewith.

24.1	Power of Attorney, filed herewith.

31.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.