Form 10-Q
period 2004-03-31
IPAYMENT INC
filed 2004-05-14
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

Commission file number 000-50280

iPayment, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1847043 (I.R.S. Employer Identification No.)

40 Burton Hills Boulevard, Suite 415 Nashville, Tennessee (Address of Principal Executive Offices)	37215 (Zip Code)

Registrant’s Telephone Number, Including Area Code:

(615) 665-1858

Former name, address and fiscal year, if changed since last report:

Not Applicable

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock, $0.01 par value	16,547,820

PART 1.

Item 1.	Financial Statements

iPAYMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$528	$733
Accounts receivable, net of allowance for doubtful accounts of $171 and $151 at March 31, 2004 and December 31, 2003, respectively	14,883	13,108
Prepaid expenses and other current assets	4,691	2,624

Total current assets	20,102	16,465
Restricted cash	3,140	11,141
Property and equipment, net	2,661	3,333
Intangible assets, net	90,772	94,593
Goodwill, net	73,002	73,002
Other assets	3,669	3,409

Total assets	$193,346	$201,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,789	$11,775
Reserve for merchant losses	1,204	1,198
Current portion of long-term debt	29	4,537

Total current liabilities	14,022	17,510
Long term liabilities:
Related party long-term debt	15,677	15,591
Long-term debt	34,008	45,008

Total liabilities	63,707	78,109

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 16,545,588 shares issued and outstanding at March 31, 2004; 180,000,000 shares authorized, 16,408,052 shares issued and outstanding at December 31, 2003	125,863	125,060
Retained earnings (deficit)	3,776	(1,226)

Total stockholders’ equity	129,639	123,834

Total liabilities and stockholders’ equity	$193,346	$201,943

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
Revenues	$79,969	$46,675
Operating expenses:
Interchange	37,315	24,010
Other costs of services	31,702	16,277
Selling, general and administrative	2,886	1,829

Total operating expenses	71,903	42,116

Income from operations	8,066	4,559
Other expense (income):
Interest expense	710	3,290
Other	(339)	—

Income before income taxes	7,695	1,269
Income tax provision	2,693	381

Net income	5,002	888
Accretion of mandatorily redeemable convertible preferred stock	—	(438)

Net income allocable to common stockholders	$5,002	$450

Basic and diluted earnings per common share:
Earnings per share
Basic	$0.30	$0.06
Diluted	$0.28	$0.05
Weighted average shares outstanding
Basic	16,459	7,330
Diluted	18,050	8,481

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities
Net income	$5,002	$888
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,627	1,920
Noncash interest expense	141	1,272
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,775)	(333)
Prepaid expenses and other current assets	(2,067)	(109)
Other assets	(143)	(585)
Accounts payable and accrued liabilities and reserve for merchant losses	1,383	(864)
Other liabilities	—	(13)

Net cash provided by operating activities	7,168	2,176

Cash flows from investing activities
Change in restricted cash	8,001	(137)
Expenditures for property and equipment	(97)	(242)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(295)	(1,046)
Deferred payment for acquisition of business	—	(2,099)

Net cash provided by (used in) investing activities	7,609	(3,524)

Cash flows from financing activities
Net (repayments) borrowings on line of credit	(11,000)	1,950
Repayments of debt and capital lease obligations	(4,507)	(1,380)
Proceeds from issuance of common stock	525	83

Net cash (used in) provided by financing activities	(14,982)	653

Net decrease in cash and cash equivalents	(205)	(695)
Cash and cash equivalents, beginning of period	733	1,831

Cash and cash equivalents, end of period	$528	$1,136

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$874	$57
Cash paid during the period for interest	$531	$1,184
Supplemental disclosure of noncash investing and financing activities:
Accretion of mandatorily redeemable convertible preferred stock	$—	$438

See accompanying notes to consolidated financial statements.

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

Basis of Presentation

      The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003 (included in our Annual Report on Form 10-K).

      Certain prior year amounts have been reclassified to conform to the current year presentation. Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to ISOs, which are commissions we pay to our ISOs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, sponsorship costs and other third-party processing costs.

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

      The following table presents the effect on net income and basic and diluted net income per common share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Net income allocable to common stockholders, as reported	$5,002	$450
Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(673)	(192)

Pro forma net income	$4,329	$258

Earnings per share:
As reported:
Basic	$0.30	$0.06
Diluted	$0.28	$0.05
Pro Forma:
Basic	$0.26	$0.04
Diluted	$0.24	$0.03

      The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 50% for 2004 and 2003, respectively (iii) expected lives of 2-3 years for 2004 and 2003, respectively (iv) and risk-free interest rates ranging from 2% to 4% for all periods.

(2)     Acquisitions

      The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted.

First Data Merchant Services

      On December 19, 2003, we entered into an asset purchase agreement with First Data Merchant Services to acquire certain assets related to their agent bank portfolio (the “FDMS Portfolio”) for $55.0 million in cash, of which $1.8 million related to certain rental equipment. The operating results of the FDMS Portfolio are included in our consolidated income statements as of January 1, 2004, and the $53.2 million of acquired customer relationships have an amortization life of seven years.

CardPayment Solutions, Inc.

      On August 5, 2003, we entered into an Asset Purchase Agreement (the “CardPayment Agreement”) with CardPayment Solutions, Inc. (“CardPayment”), whereby we acquired substantially all of CardPayment’s assets and assumed debt of approximately $1.0 million, which was repaid in the third quarter of 2003, for $12.0 million cash and 118,409 shares of our common stock valued at $25.34 per share. CardPayment is an integrated provider of credit card transaction processing services. The acquisition was recorded under the purchase method.

Other Acquisitions

      We made various other purchases of residual cash flow streams totaling $0.3 million during the three months ended March 31, 2004. The purchase price for these acquisitions have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of seven years.

(3)     Intangible Assets

      As of March 31, 2004, we had the following amortizable intangible assets (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Merchant processing portfolios	$102,278	$(14,156)	$88,122
Other intangible assets	4,012	(1,362)	2,650

Total	$106,290	$(15,518)	$90,772

      As of December 31, 2003, we had the following amortizable intangible assets (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Merchant processing portfolios	$102,240	$(10,606)	$91,634
Other intangible assets	4,229	(1,270)	2,959

Total	$106,469	$(11,876)	$94,593

      For the three months ended March 31, 2004 and 2003, respectively, amortization expense related to the merchant processing portfolios was $3,550,000 and $1,311,000 and amortization expense related to other intangible assets was $203,000 and $291,000.

(4)     Long-Term Debt

      In August 2003 we obtained a $30.0 million credit facility with Bank of America as the lead bank. The credit facility was subsequently expanded to $65.0 million in December 2003 and to $80.0 million during the first quarter 2004. The credit facility includes a $5.0 million letter of credit sublimit. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 2.25% to 2.75% (currently 2.50%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-EBITDA (as defined therein) and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of March 31, 2004. At March 31, 2004, $34.0 million was outstanding under the credit facility, at a weighted average interest rate of 3.60%.

      The credit facility replaces the previous credit facility we had with Bank of America. All borrowings under the credit facility are due when the facility expires on December 31, 2006, however to the extent that we do not consummate a financing transaction (as defined) prior to June 30, 2004, all principal amounts outstanding under the credit facility in excess of $20 million on that date (up to a maximum of $35 million) will convert to a term loan. The amount available under the revolving credit would be reduced by the amount of the new term loan. Principal payments on the term loan would be due quarterly beginning on October 1, 2004, and continuing through the expiration date.

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

(5)     Mandatorily redeemable convertible preferred stock

      As part of the initial public offering completed in May 2003 (see Note 9), all of our Mandatorily Redeemable Convertible Preferred Stock was converted into 1,192,470 shares of our common stock in the second quarter of 2003.

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

	Three Months Ended
	March 31,

	2004	2003

Stock options and warrants	—	—
Mandatorily redeemable convertible preferred stock	—	1,192,470
Convertible debt	—	718,837

	—	1,911,307

      A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,

	2004			2003

	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount

Basic earnings per share	$5,002	16,459	$0.30	$450	7,330	$0.06
Effects of dilutive securities:
Stock options and warrants	—	894	(0.01)	—	1,151	(0.01)
Convertible debt	101	662	(0.01)	—	—	—
Restricted stock	—	35	—	—	—	—

Diluted earnings per share	$5,103	18,050	$0.28	$450	8,481	$0.05

(7)     Revenue Recognition

      We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported, at the time of sale, gross of interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Related interchange costs are also recognized at that time, as are bank sponsorship fees and assessments. Revenues generated from certain agent bank portfolios acquired as part of the acquisition from FDMS are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

(8)	Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. We do not have ownership interests in variable interest entities, accordingly, the adoption of this statement did not have any impact on our financial position, results of operations or cash flows.

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

Forward-Looking Statements May Prove Inaccurate

      This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2004, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-101705). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      Certain important factors, which are discussed elsewhere in this document and in our Form 10-K filed March 30, 2004, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

Executive Summary

      Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find these merchants through our ISO and agent bank channels of distribution and make occasional acquisitions on an opportunistic basis in this fragmented segment of the industry. Our operating results point to successful execution of this strategy during the first quarter of 2004. At March 31, 2004, we provided our payment services to over 92,000 small merchants across the United States. Charge volume increased to $2,863 million for the three months ended March 31, 2004 from $1,338 million for the three months ended March 31, 2003, and revenues increased to $80.0 million for the three months ended March 31, 2004 from $46.7 million for the three months ended March 31, 2003. While revenues increased, our headcount declined, leading to an expansion in our operating margin.

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

      We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected undiscounted net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the remaining useful lives of intangible assets as of December 31, 2003, and determined them to be appropriate.

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

      Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors. At March 31, 2004, our reserve for losses on merchant accounts totaled $1.2 million.

      Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At December 31, 2003, we had approximately $11.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2022, subject to annual limitations of up to $6.5 million per year. We also have approximately $13.4 million of state net operating loss carryforwards, again subject to similar annual limitations, that will expire in various states between 2011 and 2022. We have placed valuation allowance on our net operating loss carryforwards as a result of limitations placed on the ability to utilize the net operating loss carryforwards due to ownership changes, which occurred prior to our initial public offering.

Components of Revenues and Expenses

      All of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate us for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Generally, we report revenues gross of amounts paid to sponsoring banks, as well as interchange and assessments paid by us to credit card associations pursuant to which these associations receive payments based primarily on processing volume for particular groups of merchants. Related interchange and assessment costs and bank processing fees are also recognized at that time. Revenues generated from certain agent bank portfolios acquired as part of the acquisition from FDMS are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

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

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). We do not have variable interests in variable interest entities, accordingly, our adoption of the interpretation had no effect on our consolidated financial statements.

Seasonality Trend

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

Results of Operations

      The following table sets forth certain financial data for the periods indicated:

	Three months		Three months
	ended		ended		Change
	March 31,	% of Total	March 31,	% of Total
	2004	Revenue	2003	Revenue	Amount	%

Revenues	$79,969	100.0%	$46,675	100.0%	$33,294	71.3
Operating Expenses
Interchange	37,315	46.7	24,010	51.4	13,305	55.4
Other costs of services	31,702	39.6	16,277	34.9	15,425	94.8
Selling, general and administrative	2,886	3.6	1,829	3.9	1,057	57.8

Total operating expenses	71,903	89.9	42,116	90.2	29,787	70.7

Income from operations	8,066	10.1	4,559	9.8	3,507	76.9
Other expense
Interest expense	710	0.9	3,290	7.1	(2,580)	(78.4)
Other	(339)	(0.4)	—	—	(339)	NM

Total other expense	371	0.5	3,290	7.1	(2,919)	(88.7)

Income (loss) before income taxes	7,695	9.6	1,269	2.7	6,426	506.4
Income tax provision	2,693	3.4	381	0.8	2,312	606.8

Net income (loss)	$5,002	6.2	$888	1.9	$4,114	463.3

NM = Not meaningful

Three Months Ended March 31, 2004 (“2004”) Compared to Three Months Ended March 31, 2003 (“2003”)

      Revenues. Revenues increased $33.3 million or 71.3% to $80.0 million in 2004 from $46.7 million in 2003. This increase was primarily attributable to our acquisition of one business and two significant portfolios since August 2003, which resulted in an increase in revenues of $23.5 million, representing 70.6% of our total growth in revenues over the prior period.

      Interchange Expenses. Interchange expenses increased $13.3 million or 55.4% to $37.3 million in 2004 from $24.0 million in 2003. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues decreased to 46.7% in 2004 from 51.4% in 2003 as we present revenue net of interchange for certain customers included in our acquisition of agent portfolios from First Data Merchant Services. The decrease was also attributable to a reduction in interchange rates for signature (off-line) debit transactions.

      Other Costs of Services. Other costs of services increased $15.4 million or 94.8% to $31.7 million in 2004 from $16.3 million in 2003. Other costs of services as a percentage of revenues increased to 39.6% in 2004 from 34.9% in 2003. Other costs of services as a percentage of revenues increased primarily due to an increase in residuals expense and depreciation and amortization as a result of the acquisitions.

      Selling, General and Administrative. Selling, general and administrative expenses increased $1.1 million or 57.8% to $2.9 million in 2004 from $1.8 million in 2003. The increase was primarily due to an increase in personnel related costs and an increase in professional fees for legal and accounting services. Selling, general and administrative expenses as a percentage of revenues remained relatively consistent, declining slightly to 3.6% in 2004 from 3.9% in 2003.

      Other Expense. Other expense in 2004 consisted of $0.7 million of interest expense partially offset by net proceeds from a legal settlement of $0.3 million. Other expense decreased $2.9 million or 88.7% from $3.3 million in 2003, primarily due to a reduction in interest expense resulting from the repayment of $55.7 million of debt in the second quarter of 2003 using proceeds from our initial public offering.

      Income Tax. Income tax expense increased $2.3 million to $2.7 million in 2004 from $0.4 million in 2003 due to an increase in taxable income and an increase in our effective tax rate. Income tax expense as a percentage of income before taxes was 35.0% in 2004 compared to 30.0% in 2003. The increase in the effective tax rate results from the utilization of previously unrecognized net operating loss carryforwards being proportionately greater in 2003.

Liquidity and Capital Resources

      Prior to our initial public offering, we funded our principal operations through private placements of debt and equity securities to executive officers, directors, principal stockholders, third parties and a credit facility from Bank of America. In May 2003, we raised net proceeds of $75.6 million through an initial public offering of our common stock. As of March 31, 2004, we had cash and cash equivalents totaling $0.5 million, compared to $0.7 million as of December 31, 2003. We had net working capital (current assets in excess of current liabilities) of $6.1 million as of March 31, 2004 compared to a net working capital deficit of $1.0 million as of December 31, 2003. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to settle our current obligations.

Operating activities

      Net cash provided by operating activities was $7.2 million in 2004, consisting of net income of $5.0 million and depreciation and amortization of $4.6 million, partially offset by a net unfavorable change in operating assets and liabilities of $2.6 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in prepaid expenses due to the advance payment of monthly interchange expenses to a new sponsor bank and by an increase in accounts receivable due to the addition of net revenues from the First Data portfolio as of January 1, 2004, partially offset by an increase in income taxes payable.

      Net cash provided by operating activities was $2.2 million in 2003. Net income of $0.9 million, depreciation and amortization of $1.9 million and noncash interest of $1.3 million related to amortization of debt discounts were partially offset by $1.9 million of changes in operating assets and liabilities. Such changes principally included losses of $0.8 million attributable to one merchant and a litigation settlement of $0.7 million.

Investing activities

      Net cash provided by investing activities was $7.6 million in 2004. Net cash provided by investing activities primarily consisted of $8.0 million held on deposit by a former sponsor bank that was returned to us. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

      Net cash used in investing activities was $3.5 million in 2003. During 2003, we paid $2.1 million for the final installment of the cash purchase price of a business acquisition, which occurred in the third quarter of 2002. We also paid a total of $1.0 million for various portfolio acquisitions from agents. Total capital expenditures for 2003 were $0.2 million.

Financing activities

      Net cash used in financing activities was $15.0 million in 2004, primarily consisting of net repayments on our credit facility of $11.0 million and repayments of debt to our Chairman and Chief Executive Officer totaling $4.5 million, partially offset by $0.5 million of proceeds from stock option exercises.

      Net cash provided by financing activities was $0.7 million in 2003. During 2003 we paid an aggregate principal amount of $1.4 million on outstanding debt balances, offset by net borrowings of $2.0 million under our line of credit.

      As of March 31, 2004, we had notes, capital lease obligations and a credit facility arrangement outstanding in an aggregate principal amount of $49.7 million, consisting of $34.0 million outstanding under our credit facility and $15.7 million of convertible subordinated promissory notes (including $0.7 million of accrued interest, of which approximately $0.4 million is convertible). The convertible notes may be converted into 662,079 shares of our common stock at the discretion of the holders at a price of $23.16 per share. Our weighted average interest rate was approximately 4% as of March 31, 2004, excluding amortization of finance costs.

      In August 2003 we obtained a $30.0 million credit facility with Bank of America as the lead bank. The credit facility was subsequently expanded to $80.0 million during the first quarter of 2004. The credit facility includes a $5.0 million letter of credit sublimit. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 2.25% to 2.75% (currently 2.50%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-EBITDA (as defined therein) and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of March 31, 2004. The credit facility replaces the previous credit facility we had with Bank of America and expires on December 31, 2006.

      The following table of our material contractual obligations as of March 31, 2004, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Credit facility	34,000	—	34,000	—	—
Convertible notes (including accrued interest)	15,677	—	—	15,677	—
Capital lease obligations	29	29	—	—	—
Operating lease obligations	2,040	759	723	431	127
Purchase obligations(1)	19,460	4,835	9,355	5,270	—

Total contractual obligations	$71,206	$5,623	$44,078	$21,378	$127

(1)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

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

      We expect to be able to fund our operations, capital expenditures and contractual obligations above using our cash from operations. We intend to use our credit facility primarily to fund additional acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and contractual obligations using cash from operations, we intend to use borrowings under our credit facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue opportunities that may arise in the future if an opportunity that we consider attractive arises to raise additional funding. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

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

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

      We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

      Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At March 31, 2004, $34.0 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional interest expense of $0.3 million.

      We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4.	Controls and Procedures

      Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      We are party to various legal proceedings in the normal course of business. Please see the description under the caption “Legal Proceedings” in the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2004, pursuant to Rule 424(b)(4) under the Securities Act (File No. 000-50280).

Item 2.	Changes in Securities and Use of Proceeds

      (a) None

      (b) None

      (c) None

      (d) None

      (e) None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits to this report are listed in the Exhibit Index.

      (b) Reports on Form 8-K

Report Date
Description
February 18, 2004	The Company filed a current report on Form 8-K under Item 12 to announce its 2003 fourth-quarter and year-end results.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

iPAYMENT, INC.

By:	/s/ GREGORY S. DAILY

Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2004

By:	/s/ CLAY M. WHITSON

Clay M. Whitson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 13, 2004

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith