Form 10-Q
period 2004-06-30
IPAYMENT INC
filed 2004-08-16
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO[X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $0.01 par value	16,594,196

Part 1.

Item 1. Financial Statements

iPAYMENT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$877	$733
Accounts receivable,net of allowance for doubtful accounts of $234 and $151 at June 30, 2004, and December 31, 2003, respectively	14,172	13,108
Prepaid expenses and other current assets, net	5,017	2,624

Total current assets	20,066	16,465
Restricted cash	3,344	11,141
Property and equipment, net	2,095	3,333
Intangible assets, net	90,292	94,593
Goodwill, net	74,554	73,002
Other assets, net	3,453	3,409

Total assets	$193,804	$201,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,648	$11,775
Reserve for merchant losses	1,199	1,198
Current portion of long-term debt	7	4,537

Total current liabilities	17,854	17,510
Long term liabilities:
Related party long-term debt	15,763	15,591
Long-term debt	23,508	45,008

Total liabilities	57,125	78,109

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued and outstanding at June 30, 2004, and December 31, 2003	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 16,593,322 shares issued and outstanding at June 30, 2004; 180,000,000 shares authorized, 16,408,052 shares issued and outstanding at December 31, 2003	127,226	125,060
Retained earnings (deficit)	9,453	(1,226)

Total stockholders’ equity	136,679	123,834

Total liabilities and stockholders’ equity	$193,804	$201,943

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$89,384	$54,308	$169,353	$100,983
Operating expenses:
Interchange	43,513	28,336	80,828	52,346
Other costs of services	33,683	18,529	65,385	34,806
Selling, general and administrative	2,796	1,909	5,682	3,738

Total operating expenses	79,992	48,774	151,895	90,890

Income from operations	9,392	5,534	17,458	10,093
Other expense (income):
Interest expense	649	6,301	1,359	9,556
Other	—	65	(339)	100

Income (loss) before income taxes	8,743	(832)	16,438	437
Income tax provision	3,066	(250)	5,759	131

Net income (loss)	5,677	(582)	10,679	306
Accretion of mandatorily redeemable convertible preferred stock	—	(214)	—	(652)

Net income (loss) allocable to common stockholders	$5,677	$(796)	$10,679	$(346)

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$0.34	$(0.06)	$0.65	$(0.04)
Diluted	$0.32	$(0.06)	$0.60	$(0.04)
Weighted average shares outstanding
Basic	16,527	12,383	16,493	9,870
Diluted	18,113	12,383	18,083	9,870

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$10,679	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,576	3,925
Noncash interest expense	321	6,366
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,064)	(2,465)
Prepaid expenses and other current assets	(2,389)	(520)
Other assets	(181)	4,097
Accounts payable and accrued liabilities and reserve for merchant losses	4,392	(3,754)
Other liabilities	—	13

Net cash provided by operating activities	21,334	7,968

Cash flows from investing activities
Change in restricted cash	7,797	(1,649)
Expenditures for property and equipment	(149)	(380)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(3,760)	(1,546)
Deferred payment for acquisition of business	—	(2,099)

Net cash provided by (used in) investing activities	3,888	(5,674)

Cash flows from financing activities
Net repayments on line of credit	(21,500)	(1,050)
Repayments of debt and capital lease obligations	(4,515)	(53,728)
Proceeds from issuance of common stock	937	75,913

Net cash (used in) provided by financing activities	(25,078)	21,135

Net increase in cash and cash equivalents	144	23,429
Cash and cash equivalents, beginning of period	733	1,831

Cash and cash equivalents, end of period	$877	$25,260

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,975	$57
Cash paid during the period for interest	$848	$3,262
Supplemental disclosure of noncash investing and financing activities:
Accretion of mandatorily redeemable convertible preferred stock	$—	$652
Conversion of debt to common stock	$—	$9,000
Conversion of mandatorily redeemable convertible preferred stock to common stock	$—	$7,322

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization and Business and Basis of Presentation

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

Stock split

     Immediately prior to our initial public offering (see Note 9) we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying consolidated financial statements of iPayment, Inc. have been adjusted to reflect this reverse split.

Basis of Presentation

     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments and reclassifications considered necessary for a fair presentation of the results of operations and financial condition for the interim periods. All significant intercompany transactions have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

     Certain prior year amounts have been reclassified to conform to the current year presentation. Other costs of services include costs directly attributable to our providing payment processing and related services to our merchants such as residual payments to ISOs, which are commissions we pay to our ISOs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, sponsorship costs and other third-party processing costs.

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

Stock-Based Compensation

     We have adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results. We measure compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The following table presents the effect on net income and basic and diluted net income per common share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) allocable to common stockholders, as reported	$5,677	$(796)	$10,679	$(346)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(561)	(276)	(1,234)	(468)

Pro forma net income (loss)	$5,116	$(1,072)	$9,445	$(814)

Earnings per share:
As reported:
Basic	$0.34	$(0.06)	$0.65	$(0.04)
Diluted	$0.32	$(0.06)	$0.60	$(0.04)
Pro Forma:
Basic	$0.31	$(0.09)	$0.57	$(0.08)
Diluted	$0.29	$(0.09)	$0.53	$(0.08)

     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 50% for 2004 and 2003, respectively (iii) expected lives of 3 years for 2004 and 2003, respectively (iv) and risk-free interest rates ranging from 2% to 4% for all periods.

(2) Acquisitions

     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. There were no acquisitions of businesses during 2003 and 2004 that would require pro forma disclosure.

First Data Merchant Services

     On December 19, 2003, we entered into an asset purchase agreement with First Data Merchant Services to acquire certain assets related to their agent bank portfolio (the “FDMS Portfolio”) for $55.0 million in cash, of which $1.8 million related to certain rental equipment. The operating results of the FDMS Portfolio were not included in our consolidated income statements until January 1, 2004. The $53.2 million of acquired customer relationships have an amortization life of seven years, and are deductible over fifteen years for income tax purposes. Revenues generated from certain agent bank portfolios acquired as part of the FDMS acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

CardPayment Solutions, Inc.

     On August 5, 2003, we entered into an asset purchase agreement (the “CardPayment Agreement”) with CardPayment Solutions, Inc. (“CardPayment”), whereby we acquired substantially all of the assets and assumed debt of approximately $1.0 million, which was repaid in the third quarter of 2003, for $12.0 million cash and 118,409 shares of our common stock valued at $25.34 per share, plus a contingent payment based upon performance, which CardPayment has achieved and as a result has been recorded as a liability as of June 30, 2004. CardPayment is an integrated provider of credit card transaction processing services. The acquisition was recorded under the purchase method. The operating results of CardPayment from August 1, 2003 are included in our consolidated income statements.

Other Acquisitions

     We made various other purchases of certain residual cash flow streams and merchant processing portfolios totaling $3.8 million

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during the six months ended June 30, 2004. The purchase price for these acquisitions have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of seven years.

(3) Intangible Assets

     As of June 30, 2004, we had the following amortizable intangible assets (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Merchant processing portfolios	$105,630	$(17,863)	$87,767
Other intangible assets	4,095	(1,570)	2,525

Total	$109,725	$(19,433)	$90,292

     As of December 31, 2003, we had the following amortizable intangible assets (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Merchant processing portfolios	$102,240	$(10,606)	$91,634
Other intangible assets	4,229	(1,270)	2,959

Total	$106,469	$(11,876)	$94,593

     For the three months ended June 30, 2004 and 2003, respectively, amortization expense related to the merchant processing portfolios was $3,819,000 and $1,315,000 and amortization expense related to other intangible assets was $200,000 and $322,000. For the six months ended June 30, 2004 and 2003, respectively, amortization expense related to the merchant processing portfolios was $7,639,000 and $2,627,000 and amortization expense related to other intangible assets was $401,000 and $613,000.

(4) Long-Term Debt

     As of June 30, 2004, we had notes, capital lease obligations and a revolving credit facility arrangement outstanding in an aggregate principal amount of $39.3 million, consisting of $23.5 million outstanding under our revolving credit facility and $15.8 million of convertible subordinated promissory notes (including $0.8 million of accrued interest, of which $0.4 million is convertible). The convertible notes may be converted into 662,079 shares of our common stock at the discretion of the holders at a price of $23.16 per share.

     We have an $80.0 million revolving credit facility with Bank of America as the lead bank. The credit facility includes a $5.0 million letter of credit sublimit. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 2.25% to 2.75% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.375%) on any undrawn amounts. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-EBITDA (as defined therein) and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of June 30, 2004. At June 30, 2004, $23.5 million was outstanding under the credit facility, at a weighted average interest rate of 3.60%.

     All borrowings under the credit facility are due when the facility expires on December 31, 2006. The credit facility initially contained provisions that would have required all principal amounts outstanding in excess of $20 million on June 30, 2004 (up to a maximum of $35 million) to convert to a term loan if we did not consummate a financing transaction (as defined) prior to that date. This provision was amended during the second quarter of 2004 to increase the limit from $20 million to $25 million. Accordingly, none of the outstanding principal was converted to a term loan on June 30, 2004.

     In May 2003, we completed an initial public offering (see Note 9) and used $55.7 million of the proceeds to repay outstanding debt with a carrying value of $52.1 million and a weighted average interest rate of 10.5%. Additionally, in conjunction with the offering we converted $9.0 million of debt with a carrying value of $8.2 million and an interest rate of 12.0% into 562,500 shares of

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common stock. These repayments and conversions resulted in a noncash pre-tax charge of approximately $4.4 million, which was recognized as interest expense in the second quarter of 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options and warrants	20	1,212	15	1,665
Mandatorily redeemable convertible preferred stock	—	537	—	863
Convertible debt	—	698	—	715

	20	2,447	15	3,243

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands except per share data):

	Three Months Ended June 30,
	2004			2003
			Per			Per
	Income	Common	Share	Income	Common	Share
	Available	Shares	Amount	Available	Shares	Amount
Basic earnings per share	$5,677	16,527	$0.34	$(796)	12,383	$(0.06)
Effects of dilutive securities:
Stock options and warrants	—	884	(0.01)	—	—	—
Convertible debt	101	662	(0.01)	—	—	—
Restricted stock	—	40	—	—	—	—

Diluted earnings per share	$5,778	18,113	$0.32	$(796)	12,383	$(0.06)

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2004			2003
			Per			Per
	Income	Common	Share	Income	Common	Share
	Available	Shares	Amount	Available	Shares	Amount
Basic earnings per share	$10,679	16,493	$0.65	$(346)	9,870	$(0.04)
Effects of dilutive securities:
Stock options and warrants	—	891	(0.03)	—	—	—
Convertible debt	202	662	(0.02)	—	—	—
Restricted stock	—	37	—	—	—	—

Diluted earnings per share	$10,881	18,083	$0.60	$(346)	9,870	$(0.04)

(7) Segment Information and Geographical Information

     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During 2004 and 2003, we had no single customer that represented 2% or more of revenues. Substantially all revenues are generated in the United States.

(8) Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. We do not have ownership interests in variable interest entities. Accordingly, the adoption of this statement in fiscal year 2003, did not have a material impact on our financial position, results of operations or cash flows.

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

(10) Income Taxes

     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Our effective income tax rate differs from statutory income tax rates due to the utilization of net operating loss carryforwards in 2004.

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Commitments and Contingencies

     We are subject to claims and litigation and contractual obligations that arise in the normal course of business. We believe that such matters will not have a material adverse effect on our results of operations, liquidity or financial condition.

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

Executive Summary

     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find these merchants through our ISO and agent bank channels of distribution and make occasional acquisitions on an opportunistic basis in this fragmented segment of the industry. Our operating results point to successful execution of this strategy during the second quarter of 2004. We provide our payment services to approximately 95,000 small merchants across the United States. Charge volume increased to $3,181 million and $6,044 million for the three and six months ended June 30, 2004, respectively, from $1,557 million and $2,895 million for the three and six months ended June 30, 2003 respectively. Revenues also increased to $89.4 million and $169.4 million for the three and six months ended June 30, 2004, respectively, from $54.3 million and $101.0 million for the three and six months ended June 30, 2003 respectively.

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

     In December 2000, iPayment Technologies implemented a restructuring plan, which resulted in a reduction in overhead costs and personnel. Expenses related to the restructuring included severance and future lease costs, as well as write downs of fixed assets and leasehold improvements.

     In February 2001, we were formed by the majority stockholders of iPayment Technologies under the name iPayment Holdings, Inc. as a holding company for iPayment Technologies and other card processing businesses. We then appointed Gregory Daily as our Chief Executive Officer and Chairman of the Board. In April 2001, we acquired a 94.63% interest in iPayment Technologies. In July 2002, we acquired the remaining outstanding shares of iPayment Technologies, which then became our wholly owned subsidiary. In each case we issued our shares to iPayment Technologies stockholders in exchange for iPayment Technologies shares.

     In August 2002, we were reincorporated in Delaware under the name iPayment, Inc. and in May 2003 we completed an initial public offering of our common stock, which is listed on the Nasdaq National Market.

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

     We last completed our annual goodwill impairment review as of July 31, 2003, using the present value of future cash flows and determined that the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill, and, therefore, concluded that no impairment charge to goodwill was required.

     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the remaining useful lives of intangible assets as of December 31, 2003, and determined them to be appropriate.

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

     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors. At June 30, 2004, our reserve for losses on merchant accounts totaled $1.2 million.

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

Components of Revenues and Expenses

     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate us for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal versus net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from certain agent bank portfolios acquired as part of the FDMS acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

     The most significant component of operating expenses is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are based on transaction processing volume and are recognized at the time transactions are processed.

     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to ISOs, which are commissions we pay to our ISOs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.

     Other costs of services also include depreciation and amortization expenses, which are recognized on a straight-line basis over the estimated useful life of the asset. Amortization of intangible assets results from our acquisitions of portfolios of merchant accounts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolio.

     Selling, general and administrative expenses consist primarily of salaries and wages and other general administrative expenses.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. We do not have ownership interests in variable interest entities. Accordingly, our adoption of the interpretation had no effect on our consolidated financial statements.

Seasonality Trend

     Our revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, we experience increased point of sale activity during the traditional holiday shopping period in the fourth quarter. Revenues during the first quarter usually decrease by at least 10% in comparison to the remaining two quarters of our fiscal year on a same store basis.

Results of Operations

Three Months Ended June 30, 2004 (“2004”) Compared to Three Months Ended June 30, 2003 (“2003”)

In thousands (Unaudited)

					Change
	Three months ended	% of Total	Three months ended	% of Total
	June 30, 2004	Revenue	June 30, 2003	Revenue	Amount	%
Revenues	$89,384	100.0%	$54,308	100.0%	$35,076	64.6%
Operating Expenses
Interchange	43,513	48.7	28,336	52.2	15,177	53.6
Other costs of services	33,683	37.7	18,529	34.1	15,154	81.8
Selling, general and administrative	2,796	3.1	1,909	3.5	887	46.5

Total operating expenses	79,992	89.5	48,774	89.8	31,218	64.0

Income from operations	9,392	10.5	5,534	10.2	3,858	69.7
Other expense
Interest expense	649	0.7	6,301	11.6	(5,652)	(89.7)
Other	—	—	65	0.1	(65)	—

Total other expense	649	0.7	6,366	11.7	(5,717)	(89.8)

Income (loss) before income taxes	8,743	9.8	(832)	(1.5)	9,575	NM
Income tax provision	3,066	3.4	(250)	(0.4)	3,316	NM

Net income (loss)	$5,677	6.4	$(582)	(1.1)	$6,259	NM

NM = Not meaningful

     Revenues. Revenues increased $35.1 million or 64.6% to $89.4 million in 2004 from $54.3 million in 2003. This increase was primarily attributable to our acquisition of one business and two significant portfolios since August 2003, which resulted in an increase in revenues of $26.0 million, representing 74.1% of our total growth in revenues over the prior period.

     Interchange Expenses. Interchange expenses increased $15.2 million or 53.6% to $43.5 million in 2004 from $28.3 million in 2003. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues decreased to 48.7% in 2004 from 52.2% in 2003 as we present revenue net of interchange for certain customers included in our acquisition of agent portfolios from First Data Merchant Services. The decrease was also attributable to a reduction in interchange rates for signature (off-line) debit card transactions.

     Other Costs of Services. Other costs of services increased $15.2 million or 81.8% to $33.7 million in 2004 from $18.5 million in 2003. Other costs of services as a percentage of revenues increased to 37.7% in 2004 from 34.1% in 2003. Other costs of services as a percentage of revenues increased primarily due to an increase in residuals expense and depreciation and amortization as a result of the acquisitions described above.

     Selling, General and Administrative. Selling, general and administrative expenses increased $0.9 million or 46.5% to $2.8 million in 2004 from $1.9 million in 2003. The increase was primarily due to an increase in personnel related costs and an increase in professional fees for legal and accounting services. Selling, general and administrative expenses as a percentage of revenues decreased to 3.1% in 2004 from 3.5% in 2003, principally due to lower personnel-related costs, as a percentage of revenues.

     Other Expense. Other expense in 2004 consisted of $0.6 million of interest expense. Other expense decreased $5.7 million or 89.7% from $6.4 million in 2003, primarily due to a reduction in interest expense resulting from the repayment of $55.7 million of debt in the second quarter of 2003 using proceeds from the initial public offering. This repayment resulted in a $4.4 million charge in the second quarter of 2003 due to the early extinguishment of certain debt.

     Income Tax. Income tax expense increased $3.3 million to $3.1 million in 2004 from an income tax benefit of $0.2 million in 2003 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 35.0% in 2004. This rate differs from our statutory rate, primarily as a result of the utilization of previously unrecognized net operating losses.

Six Months Ended June 30, 2004 (“2004”) Compared to Six Months Ended June 30, 2003 (“2003”)

In thousands (Unaudited)

					Change
	Six months ended	% of Total	Six months ended	% of Total
	June 30, 2004	Revenue	June 30, 2003	Revenue	Amount	%
Revenues	$169,353	100.0%	$100,983	100.0%	$68,370	67.7%
Operating Expenses
Interchange	80,828	47.7	52,346	51.8	28,482	54.4
Other costs of services	65,385	38.6	34,806	34.5	30,579	87.9
Selling, general and administrative	5,682	3.4	3,738	3.7	1,944	52.0

Total operating expenses	151,895	89.7	90,890	90.0	61,005	67.1

Income from operations	17,458	10.3	10,093	10.0	7,365	73.0
Other expense
Interest expense	1,359	0.8	9,556	9.5	(8,197)	(85.8)
Other	(339)	(0.2)	100	0.1	(439)	—

Total other expense	1,020	0.6	9,656	9.6	(8,636)	(89.4)

Income (loss) before income taxes	16,438	9.7	437	0.4	16,001	NM
Income tax provision	5,759	3.4	131	0.1	5,628	NM

Net income (loss)	$10,679	6.3	$306	0.3	$10,373	NM

NM = Not meaningful

     Revenues. Revenues increased $68.4 million or 67.7% to $169.4 million in 2004 from $101.0 million in 2003. This increase was primarily attributable to our acquisition of one business and two significant portfolios since August 2003, which resulted in an increase in revenues of $49.5 million, representing 72.4% of our total growth in revenues over the prior period.

     Interchange Expenses. Interchange expenses increased $28.5 million or 54.4% to $80.8 million in 2004 from $52.3 million in 2003. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues decreased to 47.7% in 2004 from 51.8% in 2003 as we present revenue net of interchange for certain customers included in our acquisition of agent portfolios from First Data Merchant Services. The decrease was also attributable to a reduction in interchange rates for signature (off-line) debit card transactions.

     Other Costs of Services. Other costs of services increased $30.6 million or 87.9% to $65.4 million in 2004 from $34.8 million in 2003. Other costs of services as a percentage of revenues increased to 38.6% in 2004 from 34.5% in 2003. Other costs of services as a percentage of revenues increased primarily due to an increase in residuals expense and depreciation and amortization as a result of the acquisitions described above.

     Selling, General and Administrative. Selling, general and administrative expenses increased $2.0 million or 52.0% to $5.7 million in 2004 from $3.7 million in 2003. The increase was primarily due to an increase in personnel related costs and an increase in professional fees for legal and accounting services. Selling, general and administrative expenses as a percentage of revenues decreased to 3.4% in 2004 from 3.7% in 2003, principally due to lower personnel-related costs as a percentage of revenues.

     Other Expense. Other expense in 2004 consisted of $1.4 million of interest expense partially offset by net proceeds from a legal settlement of $0.3 million. Other expense decreased $8.6 million or 89.4% from $9.7 million in 2003, primarily due to a reduction in interest expense resulting from the repayment of $55.7 million of debt in the second quarter of 2003 using proceeds from the initial public offering. This repayment resulted in a $4.4 million charge in the second quarter of 2003 due to the early extinguishment of certain debt.

     Income Tax. Income tax expense increased $5.7 million to $5.8 million in 2004 from $0.1 million in 2003 due to an increase in taxable income and an increase in our effective tax rate. Income tax expense as a percentage of income before taxes was 35.0% in 2004. This rate differs from our statutory rate, primarily as a result of the utilization of previously unrecognized net operating losses.

Liquidity and Capital Resources

     Prior to our initial public offering, we funded our principal operations through private placements of debt and equity securities to executive officers, directors, principal stockholders and third parties, as well as through a revolving credit facility from Bank of America. In May 2003, we raised net proceeds of $75.6 million through an initial public offering of our common stock. As of June 30, 2004, we had cash and cash equivalents totaling $0.9 million, compared to $0.7 million as of December 31, 2003. We had net working capital (current assets in excess of current liabilities) of $2.2 million as of June 30, 2004 compared to a net working capital deficit of $1.0 million as of December 31, 2003. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to settle our current obligations.

Operating activities

     Net cash provided by operating activities was $21.3 million for the six months ended June 30, 2004, primarily consisting of net income of $10.7 million and depreciation and amortization of $9.6 million and a net favorable change in operating assets and liabilities of $0.8 million. The net favorable change in operating assets and liabilities was primarily caused by an increase in income taxes payable, partially offset by an increase in prepaid expenses due to monthly interchange expenses to a new sponsor bank and by an increase in accounts receivable due to the addition of net revenues from the FDMS portfolio as of January 1, 2004.

     Net cash provided by operating activities was $8.0 million for the six months ended June 30, 2003. Net income of $0.3 million, depreciation and amortization of $3.9 million and noncash interest of $6.4 million related to amortization of debt discounts and isuance costs were partially offset by $2.6 million of unfavorable changes in operating assets and liabilities. Such changes principally included increases in accounts receivable of $2.5 million.

Investing activities

     Net cash provided by investing activities was $3.9 million for the six months ended June 30, 2004. Net cash provided by investing activities primarily consisted of $7.8 million held on deposit by a former sponsor bank that was returned to us, partially offset by $3.8 million of purchases of residual cash flow streams and merchant portfolios. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

     Net cash used in investing activities was $5.7 million for the six months ended June 30, 2003. During that period, we paid $2.1 million for the final installment of the cash purchase price of a business acquisition which occurred in the third quarter of 2002. We also paid $1.5 million for various residual cash flow streams and merchant portfolios and paid a $1.5 million deposit to a new sponsor bank.

Financing activities

     Net cash used in financing activities was $25.1 million for the six months ended June 30, 2004, consisting of $26.0 million of principal payments on outstanding debt (including net repayments on our credit facility of $21.5 million) partially offset by $0.9 million of proceeds from stock option exercises.

     Net cash provided by financing activities was $21.1 million for the six months ended June 30, 2003. During that period, we received net proceeds from issuance of common stock in connection with our IPO of $75.6 million, partially offset by payments of aggregate principal amounts of $54.8 million on outstanding debt balances (including net changes in our line of credit).

     As of June 30, 2004, we had notes, capital lease obligations and a revolving credit facility arrangement outstanding in an aggregate principal amount of $39.3 million, consisting of $23.5 million outstanding under our revolving credit facility and $15.8 million of convertible subordinated promissory notes (including $0.8 million of accrued interest, of which $0.4 million is convertible). The convertible notes may be converted into 662,079 shares of our common stock at the discretion of the holders at a price of $23.16 per share. Our weighted average interest rate was approximately 4% as of June 30, 2004, excluding amortization of finance costs.

     We have an $80.0 million revolving credit facility with Bank of America as the lead bank. The credit facility includes a $5.0 million letter of credit sublimit. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 2.25% to 2.75% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.375%) on any undrawn amounts. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-EBITDA (as defined therein) and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of June 30, 2004. The credit facility replaces the previous credit facility we had with Bank of America and expires on December 31, 2006.

     The following table of our material contractual obligations as of June 30, 2004, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Credit facility	$23,500	$—	$23,500	$—	$—
Convertible notes (including accrued interest)	15,763	—	—	15,763	—
Capital lease obligations	15	7	8	—	—
Operating lease obligations	1,817	646	695	391	85
Purchase obligations (1)	18,362	5,079	8,765	4,518	—

Total contractual obligations	$59,457	$5,732	$32,968	$20,672	$85

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

     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At June 30, 2004, $23.5 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $0.2 million based on our current debt balance.

     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     A press release issued on August 6, 2004, states that a complaint has been filed in the United States Bankruptcy Court on behalf of a U.S. Bankruptcy Court Trustee against the Company, certain of its officers and directors and other non-affiliated entities, whereby the Debtor is alleging that it was fraudulently induced to enter into a transaction with the Company. According to the press release, the complaintant is seeking treble damages totaling $151 million. The Company believes that this complaint and the underlying allegations are without merit and intends to vigorously defend against them. The Company believes that there are a number of defenses available, including the existence of a release agreement previously signed by the Debtor.

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

(e) None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the annual meeting of stockholders held on June 10, 2004:

(a) Election of eight directors

(b) The ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004

All matters voted on at the annual meeting were approved. The voting results were as follows:

	For	Withheld
Election of Directors:
Peter Y. Chung	12,456,169	193,164
Gregory S. Daily	12,367,820	281,513
John C. Harrison	12,456,169	193,164
Donald McLemore, Jr.	12,278,872	370,461
Jennie Carter Thomas	12,278,784	370,549
David T. Vandewater	12,264,483	384,850
Clay M. Whitson	12,407,269	242,064
David M. Wilds	12,456,169	193,164
				Broker
	For	Against	Abstain	Non-Votes

Ratification of Auditors	12,599,919	60	34,139

There were no broker non-votes included in the results of the election of directors or the ratification of appointment of auditors.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The exhibits to this report are listed in the Exhibit Index.

(b) Reports on Form 8-K

Report Date	Description
May 5, 2004	The Company filed a current report on Form 8-K under item 12 to announce its 2004 first-quarter results.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

iPayment, Inc.

Date: August 16, 2004	By: /s/ Gregory S. Daily

Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2004	By: /s/ Clay M. Whitson

Clay M. Whitson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.