Form 10-Q
period 2004-09-30
IPAYMENT INC
filed 2004-11-09
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

Commission file number 000-50280

iPayment, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	62-1847043

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

40 Burton Hills Boulevard, Suite 415
Nashville, Tennessee	37215

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 665-1858

Former name, address and fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2004

Common Stock, $0.01 par value	16,709,103

Part 1.

Item 1. Financial Statements

iPAYMENT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,132	$733
Accounts receivable, net of allowance for doubtful accounts of $150 and $151 at September 30, 2004, and December 31, 2003, respectively	15,330	13,108
Prepaid expenses and other current assets, net	4,739	2,624

Total current assets	21,201	16,465
Restricted cash	3,239	11,141
Property and equipment, net	1,905	3,333
Intangible assets, net	92,666	94,593
Goodwill, net	80,291	73,002
Other assets, net	3,592	3,409

Total assets	$202,894	$201,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,195	$11,775
Reserve for merchant losses	1,071	1,198
Current portion of long-term debt	4	4,537

Total current liabilities	13,270	17,510
Long term liabilities:
Related party long-term debt	15,850	15,591
Long-term debt	29,500	45,008

Total liabilities	58,620	78,109

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued or outstanding at September 30, 2004, and December 31, 2003	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 16,700,186 shares issued and outstanding at September 30, 2004; 180,000,000 shares authorized, 16,408,052 shares issued and outstanding at December 31, 2003	128,382	125,060
Retained earnings (deficit)	15,892	(1,226)

Total stockholders’ equity	144,274	123,834

Total liabilities and stockholders’ equity	$202,894	$201,943

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$93,388	$59,847	$262,741	$160,830
Operating expenses:
Interchange	46,125	30,302	126,953	82,648
Other costs of services	33,704	20,765	99,089	55,571
Selling, general and administrative	3,019	2,071	8,701	5,809

Total operating expenses	82,848	53,138	234,743	144,028

Income from operations	10,540	6,709	27,998	16,802
Other expense (income):
Interest expense	623	186	1,982	9,741
Other	5	165	(334)	266

Income before income tax provision	9,912	6,358	26,350	6,795
Income tax provision	3,473	1,272	9,232	1,403

Net income	6,439	5,086	17,118	5,392
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	(652)

Net income allocable to common stockholders	$6,439	$5,086	$17,118	$4,740

Basic and diluted earnings per common share:
Earnings per share
Basic	$0.39	$0.31	$1.04	$0.39
Diluted	$0.36	$0.29	$0.96	$0.35
Weighted average shares outstanding
Basic	16,565	16,323	16,517	12,045
Diluted	18,107	17,809	18,091	13,437

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$17,118	$5,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,740	5,891
Noncash interest expense	501	6,372
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(2,222)	(3,287)
Prepaid expenses and other current assets	(2,111)	(731)
Other assets	(515)	5,191
Accounts payable and accrued liabilities and reserve for merchant losses	2,638	(3,167)
Other liabilities	—	34

Net cash provided by operating activities	30,149	15,695

Cash flows from investing activities
Change in restricted cash	7,902	(6,288)
Expenditures for property and equipment	(268)	(473)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(16,839)	(17,005)
Deferred payment for acquisition of business	(2,000)	(2,099)

Net cash used in investing activities	(11,205)	(25,865)

Cash flows from financing activities
Net repayments on line of credit	(15,500)	(1,050)
Repayments of debt and capital lease obligations	(4,525)	(54,759)
Proceeds from issuance of common stock	1,480	75,839

Net cash (used in) provided by financing activities	(18,545)	20,030

Net increase in cash and cash equivalents	399	9,860
Cash and cash equivalents, beginning of period	733	1,831

Cash and cash equivalents, end of period	$1,132	$11,691

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6,982	$261
Cash paid during the period for interest	$1,162	$3,402
Supplemental disclosure of noncash investing and financing activities:
Accretion of mandatorily redeemable convertible preferred stock	$—	$652
Conversion of debt to common stock	$—	$9,000
Conversion of mandatorily redeemable convertible preferred stock to common stock	$—	$7,322
Acquisition of businesses funded with common stock	$—	$3,000
Non-cash increase in assets and liabilities from acquisitions:
Restricted cash	$—	$221
Accounts receivable	$—	$426
Other assets	$—	$1,287
Plant and equipment	$307	$51
Intangible assets	$10,324	$4,980
Goodwill	$6,218	$13,117
Accounts payable, accrued liabilities and merchant loss reserve	$(10)	$(1,676)
Short and long-term debt	$—	$(991)

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization and Business and Basis of Presentation

Organization and Business

     iPayment, Inc. (subsequently referred to as “iPayment”, “we”, “our” or the “Company”) was originally incorporated as iPayment Holdings, Inc. in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. We are a provider of card-based payment processing services to small business merchants located across the United States. We enable merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes between merchants and cardholders. We market and sell our services primarily through independent sales organizations (“ISOs”).

Stock split

     Immediately prior to our initial public offering (see Note 9) we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying unaudited consolidated financial statements of iPayment, Inc. have been adjusted to reflect this reverse split.

Basis of Presentation

     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments and reclassifications considered necessary for a fair presentation of the results of operations and financial condition for the interim periods. All significant intercompany transactions have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income allocable to common stockholders, as reported	$6,439	$5,086	$17,118	$4,740
Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(606)	(352)	(1,840)	(820)

Pro forma net income	$5,833	$4,734	$15,278	$3,920

Earnings per share:
As reported:
Basic	$0.39	$0.31	$1.04	$0.39
Diluted	$0.36	$0.29	$0.96	$0.35
Pro Forma:
Basic	$0.35	$0.29	$0.92	$0.33
Diluted	$0.33	$0.27	$0.86	$0.29

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

First Data Merchant Services

     During December 2003, we entered into an asset purchase agreement with First Data Merchant Services to acquire certain assets related to their agent bank portfolio (the “FDMS Portfolio”) for $55.0 million in cash, of which $1.8 million related to certain rental equipment. The operating results of the FDMS Portfolio were not included in our consolidated income statements until January 1, 2004. The $53.2 million of acquired customer relationships have an amortization life of seven years, and are deductible over fifteen years for income tax purposes. Revenues generated from certain agent bank portfolios acquired as part of the FDMS acquisition are reported net of interchange, as required by EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

CardPayment Solutions, Inc.

     During August 2003, we entered into an asset purchase agreement (the “CardPayment Agreement”) with CardPayment Solutions, Inc. (“CardPayment”), whereby we acquired substantially all of the assets and assumed debt of approximately $1.0 million, which was repaid in the third quarter of 2003, for $12.0 million cash and 118,409 shares of our common stock valued at $25.34 per share, plus a contingent payment based upon performance, which CardPayment has achieved and has been paid as of September 30, 2004. CardPayment is an integrated provider of credit card transaction processing services. The acquisition was recorded under the purchase method. The operating results of CardPayment from August 1, 2003, are included in our consolidated income statements.

Other Acquisitions

     We made various other purchases of residual cash flow streams and merchant processing portfolios, as well as one business (“Transaction Solutions”), collectively totaling $16.8 million during the nine months ended September 30, 2004. Transaction Solutions was acquired during September 2004. Consideration included cash at closing and a contingent payment based upon future performance over two years which we anticipate to be partially supported by a letter of credit. The acquisition of Transaction

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Solutions was recorded under the purchase method. The purchase prices for the residual cash flow streams and merchant processing portfolios has been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of four to seven years.

(3) Intangible Assets

     As of September 30, 2004, we had the following amortizable intangible assets (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Merchant processing portfolios	$112,786	$(22,869)	$89,917
Other intangible assets	4,438	(1,689)	2,749

Total	$117,224	$(24,558)	$92,666

     As of December 31, 2003, we had the following amortizable intangible assets (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Merchant processing portfolios	$102,240	$(10,606)	$91,634
Other intangible assets	4,229	(1,270)	2,959

Total	$106,469	$(11,876)	$94,593

     For the three months ended September 30, 2004 and 2003, respectively, amortization expense related to the merchant processing portfolios was $3,994,000 and $1,415,000 and amortization expense related to other intangible assets was $211,000 and $197,000. For the nine months ended September 30, 2004 and 2003, respectively, amortization expense related to the merchant processing portfolios was $11,626,000 and $4,042,000 and amortization expense related to other intangible assets was $612,000 and $803,000.

(4) Long-Term Debt

     As of September 30, 2004, we had notes, capital lease obligations and a revolving credit facility arrangement outstanding in an aggregate principal amount of $45.4 million, consisting of $29.5 million outstanding under our revolving credit facility and $15.9 million of convertible subordinated promissory notes (including $0.9 million of accrued interest, of which $0.4 million is convertible). The convertible notes may be converted into 662,079 shares of our common stock at the discretion of the holders at a price of $23.16 per share.

     We have an $80.0 million revolving credit facility with Bank of America as the lead bank. The credit facility includes a $5.0 million letter of credit sublimit. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 2.25% to 2.75% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.375%) on any undrawn amounts. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-EBITDA (as defined therein) and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of September 30, 2004. At September 30, 2004, $29.5 million was outstanding under the credit facility, at a weighted average interest rate of 4.05%.

     All borrowings under the credit facility are due when the facility expires on December 31, 2006. The credit facility initially contained provisions that would have required all principal amounts outstanding in excess of $20 million on June 30, 2004 (up to a maximum of $35 million) to convert to a term loan if we did not consummate a financing transaction (as defined) prior to that date. This provision was amended during the second quarter of 2004 to increase the limit from $20 million to $25 million. The balance outstanding under the credit facility was $23.5 million on June 30, 2004. Accordingly, none of the outstanding principal was converted to a term loan on June 30, 2004.

     In May 2003, we completed an initial public offering (see Note 9) and used $55.7 million of the proceeds to repay outstanding

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

debt with a carrying value of $52.1 million and a weighted average interest rate of 10.5%. Additionally, in conjunction with the offering we converted $9.0 million of debt with a carrying value of $8.2 million and an interest rate of 12.0% into 562,500 shares of common stock. These repayments and conversions resulted in a non-cash pre-tax charge of approximately $4.4 million, which was recognized as interest expense in the second quarter of 2003.

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

     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants and restricted stock using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options, warrants and conversion of convertible securities has an anti-dilutive effect, and therefore are excluded from the computation of diluted EPS. The following weighted average common stock equivalents were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options and warrants	47	—	32	—
Restricted stock	33	—	11	—
Mandatorily redeemable convertible preferred stock	—	—	—	572
Convertible debt	—	—	—	697

	80	—	43	1,269

     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands except per share data):

	Three Months Ended September 30,
	2004			2003
	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount
Basic earnings per share	$6,439	16,565	$0.39	$5,086	16,323	$0.31
Effects of dilutive securities:
Stock options and warrants	—	840	(0.02)	—	823	(0.01)
Convertible debt	101	662	(0.01)	118	663	(0.01)
Restricted stock	—	40	—	—	—	—

Diluted earnings per share	$6,540	18,107	$0.36	$5,204	17,809	$0.29

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2004			2003
	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount
Basic earnings per share	$17,118	16,517	$1.04	$4,740	12,045	$0.39
Effects of dilutive securities:
Stock options and warrants	—	874	(0.06)	—	1,392	(0.04)
Convertible debt	303	662	(0.02)	—	—	—
Restricted stock	—	38	—	—	—	—

Diluted earnings per share	$17,421	18,091	$0.96	$4,740	13,437	$0.35

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

(9) Initial Public Offering

     In May 2003, we completed an initial public offering whereby we sold 5,625,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $75.6 million (after underwriters’ discount of $6.3 million and related offering expenses of $8.1 million). During the second quarter of fiscal 2003 we used $55.7 million of the proceeds to repay outstanding debt with carrying value of $52.1 million and converted an additional $9.0 million of debt with a carrying value of $8.2 million into 562,500 shares of common stock. The repayment and conversion of debt resulted in recognition of a non-cash pre-tax charge of approximately $4.4 million in the second quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment or conversion. Immediately prior to the offering, we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying unaudited consolidated financial statements of iPayment, Inc. have been adjusted to reflect this reverse split.

(10) Income Taxes

     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Our effective income tax rate differs from the federal and state statutory income tax rates primarily due to the utilization of net operating loss carryforwards in 2004. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $1.2 million for the nine months ended September 30, 2004, and were reflected as an increase to common stock.

(11) Commitments and Contingencies

HOWARD EHRENBERG, Chapter 7 Trustee for the Estate of ITSV, Inc., vs. CREDITCARDS.COM, INC., a California corporation, IPAYMENT, INC., et al.

U.S B.C. CASE NO. LA 02-31259-EC, Adversary Case No. 04-2214VZ.

     The Company’s Quarterly Report for the quarter ended June 30, 2004, filed on Form 10-Q, previously reported, stated that a complaint had been filed in the United States Bankruptcy Court on behalf of a U.S. Bankruptcy Court Trustee against the Company, certain of its officers and directors and other non-affiliated entities, whereby the Debtor was alleging

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

causes of action for fraud; fraudulent transfer; conspiracy to defraud; and violation of California Business & Professions Code Sections 17200 et. seq. Subsequent to the filing of the First Amended Complaint, Plaintiff voluntarily dismissed, with prejudice, defendants Ernst & Young LLP, Arthur Andersen LLP, Morgan, Lewis & Bockius, LLP and attorneys David J. Brown and Steven N. Holland from the Action, which became effective as of October 18, 2004. The Company continues to vigorously defend itself in this matter, and currently expects that in early December, the Bankruptcy Court will hear the several pending motions filed by the Company and various other defendants. Although the Company continues to believe that the claims asserted against it in the Complaint and the underlying allegations asserted in it are without merit and intends to continue to vigorously defend itself in this matter, there can be no assurance that we will be successful in our defense, or that the ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations.

     We are also subject to claims and litigation and contractual obligations that arise in the normal course of business. We believe that such matters will not have a material adverse effect on our results of operations, liquidity or financial condition.

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

Executive Summary

     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find these merchants through our ISO and agent bank channels of distribution and make occasional acquisitions on an opportunistic basis in this fragmented segment of the industry. Our operating results point to successful execution of this strategy during the third quarter of 2004. We provide our payment services to approximately 100,000 small merchants across the United States. Charge volume increased to $3,330 million and $9,374 million for the three and nine months ended September 30, 2004, respectively, from $1,729 million and $4,624 million for the three and nine months ended September 30, 2003, respectively. Revenues also increased to $93.4 million and $262.7 million for the three and nine months ended September 30, 2004, respectively, from $59.8 million and $160.8 million for the three and nine months ended September 30, 2003, respectively.

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

Development of our Business

     iPayment Technologies, Inc., was formed in 1992 as a California corporation. In July 2000, iPayment Technologies purchased assets from two former affiliates in exchange for the assumption of debt, $0.4 million in cash, a $2.0 million note and the issuance of 2,314 shares of iPayment Technologies’ common stock. We refer to this as the Caymas acquisition. In connection with the Caymas acquisition, Caymas, LLC purchased a majority interest in iPayment Technologies. We accounted for the Caymas acquisition as a purchase allocating its investment to the fair value of assets acquired and liabilities assumed and the excess basis allocated to goodwill. The Caymas acquisition was completed in order to transfer ownership of certain assets owned by former affiliates of iPayment Technologies, and to separate iPayment Technologies from its former affiliates.

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

     We last completed our annual goodwill impairment review as of July 31, 2003, and are currently in the process of completing our annual goodwill impairment review as of July 31, 2004, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill.

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

     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors. At September 30, 2004, our reserve for losses on merchant accounts totaled $1.1 million.

     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At September 30, 2004, we had approximately $16.9 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2022, subject to annual limitations of up to $6.5 million per year. We also have approximately $19.5 million of state net operating loss carryforwards, again subject to similar annual limitations, that will expire in various states between 2011 and 2022. We have placed a valuation allowance on our net operating loss carryforwards as a result of limitations placed on the ability to utilize the net operating loss carryforwards due to ownership changes, which occurred prior to our initial public offering.

Components of Revenues and Expenses

     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from certain agent bank portfolios acquired as part of the FDMS acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate reponsibility for the merchant accounts.

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

Off-Balance Sheet Arrangements

     We do not have transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to effect our liquidity or capital resources. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financials.

Results of Operations

Three Months Ended September 30, 2004 (“2004”) Compared to Three Months Ended September 30, 2003 (“2003”)

In thousands (Unaudited)

					Change
	Three months ended	% of Total	Three months ended	% of Total
	September 30, 2004	Revenue	September 30, 2003	Revenue	Amount	%
Revenues	$93,388	100.0%	$59,847	100.0%	$33,541	56.0%
Operating Expenses
Interchange	46,125	49.4	30,302	50.6	15,823	52.2
Other costs of services	33,704	36.1	20,765	34.7	12,939	62.3
Selling, general and administrative	3,019	3.2	2,071	3.5	948	45.8

Total operating expenses	82,848	88.7	53,138	88.8	29,710	55.9

Income from operations	10,540	11.3	6,709	11.2	3,831	57.1
Other expense
Interest expense	623	0.7	186	0.3	437	234.9
Other	5	0.0	165	0.3	(160)	(97.0)

Total other expense	628	0.7	351	0.6	277	78.9

Income before income taxes	9,912	10.6	6,358	10.6	3,554	55.9
Income tax provision	3,473	3.7	1,272	2.1	2,201	NM

Net income	$6,439	6.9	$5,086	8.5	$1,353	26.6

	NM = Not meaningful

     Revenues. Revenues increased $33.6 million or 56.0% to $93.4 million in 2004 from $59.8 million in 2003. This increase was primarily attributable to our acquisition of two businesses, the FDMS Portfolio and several smaller merchant portfolios since August 2003, which resulted in an increase in revenues of $24.8 million, representing 73.8% of our total growth in revenues over the prior period.

     Interchange Expenses. Interchange expenses increased $15.8 million or 52.2% to $46.1 million in 2004 from $30.3 million in 2003. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues decreased to 49.4% in 2004 from 50.6% in 2003 as we present revenue net of interchange for certain customers included in our acquisition of the FDMS Portfolio.

     Other Costs of Services. Other costs of services increased $12.9 million or 62.3% to $33.7 million in 2004 from $20.8 million in 2003. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Other costs of services as a percentage of revenues increased to 36.1% in 2004 from 34.7% in 2003. Other costs of services as a percentage of revenues increased primarily due to an increase in residuals expense and depreciation and amortization as a result of the acquisitions, primarily from the FDMS Portfolio.

     Selling, General and Administrative. Selling, general and administrative expenses increased $0.9 million or 45.8% to $3.0 million in 2004 from $2.1 million in 2003. The increase was primarily due to an increase in personnel related costs and an increase in professional fees for legal and accounting services. Selling, general and administrative expenses as a percentage of revenues decreased to 3.2% in 2004 from 3.5% in 2003, principally due to lower personnel-related costs as a percentage of revenues.

     Other Expense. Other expense in 2004 primarily consisted of $0.6 million of interest expense. Other expense increased to $0.6 million from $0.4 million in 2003, primarily due to an increase in borrowings related to the purchase of the FDMS Portfolio and other acquisitions. Net other expense in 2004 also included approximately $0.5 million of expense for settlement and legal fees related to the Martin v. Axin and E-Commerce Exchange litigation, and $0.5 million of income which consisted of the reversals of reserves for other litigation and contingencies that are no longer needed.

     Income Tax. Income tax expense increased $2.2 million to $3.5 million in 2004 from $1.3 million in 2003 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 35.0% in 2004. This rate differs from our statutory rate, primarily as a result of the utilization of previously unrecognized net operating losses.

Nine Months Ended September 30, 2004 (“2004”) Compared to Nine Months Ended September 30, 2003 (“2003”)

In thousands (Unaudited)

					Change
	Nine months ended	% of Total	Nine months ended	% of Total
	September 30, 2004	Revenue	September 20, 2003	Revenue	Amount	%
Revenues	$262,741	100.0%	$160,830	100.0%	$101,911	63.4%
Operating Expenses
Interchange	126,953	48.3	82,648	51.4	44,305	53.6
Other costs of services	99,089	37.7	55,571	34.6	43,518	78.3
Selling, general and administrative	8,701	3.3	5,809	3.6	2,892	49.8

Total operating expenses	234,743	89.3	144,028	89.6	90,715	63.0

Income from operations	27,998	10.7	16,802	10.4	11,196	66.6
Other expense
Interest expense	1,982	0.8	9,741	6.0	(7,759)	(79.7)
Other	(334)	(0.1)	266	0.2	(600)	(225.6)

Total other expense	1,648	0.6	10,007	6.2	(8,359)	(83.5)

Income before income taxes	26,350	10.0	6,795	4.2	19,555	NM
Income tax provision	9,232	3.5	1,403	0.8	7,829	NM

Net income	$17,118	6.5	$5,392	3.4	$11,726	NM

	NM = Not meaningful

     Revenues. Revenues increased $101.9 million or 63.4% to $262.7 million in 2004 from $160.8 million in 2003. This increase was primarily attributable to our acquisition of two businesses, the FDMS Portfolio and several smaller portfolios since August 2003, which resulted in an increase in revenues of $74.3 million, representing 72.9% of our total growth in revenues over the prior period.

     Interchange Expenses. Interchange expenses increased $44.3 million or 53.6% to $127.0 million in 2004 from $82.7 million in 2003. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues decreased to 48.3% in 2004 from 51.4% in 2003 as we present revenue net of interchange for certain customers included in our acquisition of the FDMS Portfolio.

     Other Costs of Services. Other costs of services increased $43.5 million or 78.3% to $99.1 million in 2004 from $55.6 million in 2003. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Other costs of services as a percentage of revenues increased to 37.7% in 2004 from 34.6% in 2003. Other costs of services as a percentage of revenues increased primarily due to an increase in residuals expense and depreciation and amortization as a result of the acquisitions, primarily from the FDMS Portfolio.

     Selling, General and Administrative. Selling, general and administrative expenses increased $2.9 million or 49.8% to $8.7 million in 2004 from $5.8 million in 2003. The increase was primarily due to an increase in personnel related costs and an increase in professional fees for legal and accounting services. Selling, general and administrative expenses as a percentage of revenues decreased to 3.3% in 2004 from 3.6% in 2003, principally due to lower personnel-related costs as a percentage of revenues.

     Other Expense. Other expense decreased to $1.6 million from $10.0 million in 2003, primarily due to a reduction in interest expense resulting from the repayment of $55.7 million of debt in the second quarter of 2003 using proceeds from the initial public offering. This repayment resulted in a $4.4 million charge in the second quarter of 2003 due to the early extinguishment of certain debt.

     Income Tax. Income tax expense increased $7.8 million to $9.2 million in 2004 from $1.4 million in 2003 due to an increase in taxable income and an increase in our effective tax rate. Income tax expense as a percentage of income before taxes was 35.0% in 2004. This rate differs from our statutory rate, primarily as a result of the utilization of previously unrecognized net operating losses.

Liquidity and Capital Resources

     As of September 30, 2004, we had cash and cash equivalents totaling $1.1 million, compared to $0.7 million as of December 31, 2003. We had net working capital (current assets in excess of current liabilities) of $7.9 million as of September 30, 2004 compared to a net working capital deficit of $1.0 million as of December 31, 2003. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to settle our current obligations.

Operating activities

     Net cash provided by operating activities was $30.1 million for the nine months ended September 30, 2004, primarily consisting of net income of $17.1 million and depreciation and amortization of $14.7 million, partially offset by a net unfavorable change in operating assets and liabilities of $2.2 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in prepaid expenses due to monthly interchange expenses to a new sponsor bank and by an increase in accounts receivable due to the addition of net revenues from the FDMS Portfolio as of January 1, 2004, partially offset by an increase in taxes payable.

     Net cash provided by operating activities was $15.7 million for the nine months ended September 30, 2003. Net income of $5.4 million, depreciation and amortization of $5.9 million and noncash interest of $6.4 million were partially offset by $2.0 million of unfavorable changes in operating assets and liabilities. Such changes principally included an increase in accounts receivable of $3.3 million and decreases in accounts payable, accrued liabilities and reserve for merchant losses of $3.2 million, offset by a decrease in other assets of $5.2 million due to the reversal of capitalized offering costs to equity after our initial public offering.

Investing activities

     Net cash used by investing activities was $11.2 million for the nine months ended September 30, 2004. Net cash used by investing activities primarily consisted of $16.8 million paid for the purchases of several residual cash flow streams and merchant portfolios, as well as one business (“Transaction Solutions”), and $2.0 million for the final installment of the cash purchase price of a business acquisition which occurred in the third quarter of 2003. These payments were partially offset by a net decrease in restricted cash of $7.9 million due to funds held on deposit by a former sponsor bank that were returned to us. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

     Net cash used in investing activities was $25.9 million for the nine months ended September 30, 2003, which was primarily comprised of a $12.0 million payment for the acquisition of a business and $5.0 million for the purchases of several residual cash flow streams and merchant portfolios. During that period, we increased our restricted cash by $5.5 million as required by a new sponsor bank. We paid $2.1 million for the final installment of the cash purchase price of a business acquisition which occurred in the third quarter of 2002.

Financing activities

     Net cash used in financing activities was $18.5 million for the nine months ended September 30, 2004, consisting of $20.0 million of principal payments on outstanding debt (including net repayments on our credit facility of $15.5 million) partially offset by $1.5 million of proceeds from stock option exercises.

     Net cash provided by financing activities was $20.0 million for the nine months ended September 30, 2003. During that period, we received net proceeds from issuance of common stock in connection with our initial public offering of $75.8 million, partially offset by payments of aggregate principal amounts of $55.8 million on outstanding debt balances (including net changes in our line of credit).

     As of September 30, 2004, we had notes, capital lease obligations and a revolving credit facility arrangement outstanding in an aggregate principal amount of $45.4 million, consisting of $29.5 million outstanding under our revolving credit facility and $15.9 million of convertible subordinated promissory notes (including $0.9 million of accrued interest, of which $0.4 million is convertible). The convertible notes may be converted into 662,079 shares of our common stock at the discretion of the holders at a price of $23.16 per share. Our weighted average interest rate was approximately 4% as of September 30, 2004, excluding amortization of finance costs.

     We have an $80.0 million revolving credit facility with Bank of America as the lead bank. The credit facility includes a $5.0 million letter of credit sublimit. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 2.25% to 2.75% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the credit agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.375%) on any undrawn amounts. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-EBITDA (as defined therein) and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of September 30, 2004. The credit facility replaces the previous credit facility we had with Bank of America and expires on December 31, 2006.

     The following table of our material contractual obligations as of September 30, 2004, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Credit facility	$29,500	$—	$29,500	$—	$—
Convertible notes (including accrued interest)	15,850	—	—	15,850	—
Capital lease obligations	4	4	—	—	—
Operating lease obligations	1,705	603	697	363	42
Purchase obligations (1)	14,061	3,610	6,686	3,765	—

Total contractual obligations	$61,120	$4,217	$36,883	$19,978	$42

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

     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At September 30, 2004, $29.5 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $0.3 million based on our current debt balance.

     We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Michelle Martin f/k/a Michelle Swiger on behalf of herself and the general public as private attorney general, v. Axin Financial Services, Inc., and E-Commerce Exchange, Inc., Civil Action No. 03004236 - State of California, Superior Court of Orange County.

     As previously reported in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003, this lawsuit was brought by Michelle Martin on behalf of herself and as a private attorney general, and alleged claims for “unfair competition” and “unfair business practices.” The Company vigorously denied each and every one of the allegations of liability and wrongdoing asserted in the lawsuit and asserted several affirmative defenses. In January 2004, the parties conducted voluntary mediation which resulted in a negotiated “settlement understanding” and the parties entering into a Settlement Stipulation which set forth the agreed terms of settlement, including the conversion of Plaintiff’s individual and private attorney general action into a “certified class action.” In October, 2004 the Court issued a Final Order Approving Settlement and Final Judgment of Dismissal of the lawsuit. The Final Judgment of Dismissal will become “final” in December, 2004, unless an appeal has been taken prior to that date. Accordingly, unless an appeal is timely filed, this matter has been fully settled between the parties and all claims have been dismissed. The Company’s allocated portion of the total amount payable pursuant to the Settlement Stipulation terms and Final Judgment will not have a material adverse effect on our business, financial condition or results of operations.

Thomas Zito v. Leasecomm Corporation, E-Commerce Exchange, Inc., etc. et al, United States District Court, Southern District of New York, Case No. 02CV8074.

     As previously reported in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003, this lawsuit was initially filed in October 2002, by 184 plaintiffs who sued a subsidiary of the Company, E-Commerce Exchange, Inc. (“ECX”) and several additional defendants and sought unspecified damages including punitive damages, costs and attorney’s fees and equitable relief in the form of an injunction and restitution (the “Zito v. Leasecomm Action”). In September, 2003, the same plaintiffs named in the Zito v. Leasecomm Action, filed another Complaint, in the same Court as the Zito v. Leasecomm Action was commenced, naming the same defendants as in the Zito v. Leasecomm Action and adding two new additional defendants (the “Zito v. Burtzloff Action”). The Court consolidated the Zito v. Burtzloff Action and the Zito v. Leasecomm Action, and in November, 2003, plaintiffs filed a consolidated Amended Complaint. In December, 2003, ECX filed a Motion to Dismiss the Amended Complaint in its entirety (each of the other named defendants filed their own separate Motion to Dismiss). In September, 2004 the Court issued its ruling on the Motions to Dismiss, dismissing the claims for negligent infliction of emotional distress in their entirety and claims for intentional infliction of emotional distress as to those plaintiffs who had not claimed damages. The Company currently intends to file its Answer to the Amended Complaint. Although we are vigorously defending ourselves in this case, there can be no assurance that we will be successful in our defense, or that the ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations.

Venus L. Franklin and Sandra Lindsey v. Leasecomm Corporation and E-Commerce Exchange, Inc,. CAMBRIDGE DISTRICT COURT – Civil Action NO. 04-338.

     As previously reported in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003, in March 2003 a lawsuit entitled Venus L. Franklin and Sandra Lindsey v. Leasecomm Corporation and E-Commerce Exchange, Inc. — Civil Action No. 03-1379 – Commonwealth of Massachusetts — Midddlesex Superior Court was commenced by the same two named plaintiffs in this lawsuit, which was brought on behalf of themselves and a purported “nationwide putative class” (excluding residents of Texas) against E-Commerce Exchange, Inc. (“ECX”) and Leasecomm Corporation (“Leasecomm”) (the “Superior Court Case”.) The original Complaint was filed in March, 2003 in the Superior Court and a First Amended Complaint (the “Amended Complaint”) was filed in November, 2003 alleging various “Counts” based on violations of Massachusetts state statutes and common-law claims arising out of certain lease transactions and lease agreements. ECX and Leasecomm each filed a Motion to Dismiss the Amended Complaint which were granted in March, 2004. Plaintiffs then filed the current lawsuit in the District Court, alleging the same claims as asserted in the prior dismissed Superior Court Action. ECX and Leasecomm each filed Motion to Dismiss to the Complaint, which the Court denied, and in September, ECX filed its Answer. Initial discovery has commenced. Although we are vigorously defending ourselves in this case, there can be no assurance that we will be successful in our defense, or that the ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations.

HOWARD EHRENBERG, Chapter 7 Trustee for the Estate of ITSV, Inc., vs. CREDITCARDS.COM, INC., a California corporation, IPAYMENT, INC., et al. U.S B.C. CASE NO. LA 02-31259-EC, Adversary Case No. 04-2214VZ.

     The Company’s Quarterly Report for the quarter ended June 30, 2004, filed on Form 10-Q, previously reported, stated that a complaint had been filed in the United States Bankruptcy Court on behalf of a U.S. Bankruptcy Court Trustee against the Company, certain of its officers and directors and other non-affiliated entities, whereby the Debtor was alleging causes of action for fraud; fraudulent transfer; conspiracy to defraud; and violation of California Business & Professions Code Sections 17200 et. seq. Subsequent to the filing of the First Amended Complaint, Plaintiff voluntarily dismissed, with prejudice, defendants Ernst & Young LLP, Arthur Andersen LLP, Morgan, Lewis & Bockius, LLP and attorneys David J. Brown and Steven N. Holland from the Action, which became effective as of October 18, 2004. The Company continues to vigorously defend itself in this matter, and currently expects that in early December, the Bankruptcy Court will hear the several pending motions filed by the Company and various other defendants. Although the Company continues to believe that the claims asserted against it in the Complaint and the underlying allegations asserted in it are without merit and intends to continue to vigorously defend itself in this matter, there can be no assurance that we will be successful in our defense, or that the ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations.

     We are party to various legal proceedings in the normal course of business. Please see the description under the caption “Legal Proceedings” in the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2004, pursuant to Rule 424(b)(4) under the Securities Act (File No. 000-50280).

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

     The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

iPayment, Inc.

Date: November 9, 2004	By: /s/ Gregory S. Daily

Gregory S. Daily Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	By: /s/ Clay M. Whitson

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