Form 10-K
period 2004-12-31
IPAYMENT INC
filed 2005-03-14
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2004, was $486,955,729.

Number of shares of the registrant’s common stock outstanding as of February 28, 2005, was 16,833,317.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 6, 2005, are incorporated by reference in Part III.

TABLE OF CONTENTS

     Caution Regarding Forward-Looking Statements

2 of 64

Caution Regarding Forward-Looking Statements

     This Form 10-K contains forward-looking statements about iPayment, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. For example, statements in the future tense, words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future results, performance or achievements identify such forward-looking statements. Those forward-looking statements involve risks and uncertainties and are not guarantees of future results, performance or achievements, and actual results, performance or achievements could differ materially from the Company’s current expectations as a result of numerous factors, including those discussed in the “Risk Factors” section in Item 1 of this Form 10-K and elsewhere in this Form 10-K and the documents incorporated by reference in this Form 10-K.

     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially including but not limited to the following: acquisitions; liability for merchant chargebacks; restrictive covenants governing the Company’s indebtedness; actions taken by its bank sponsors; migration of merchant portfolios to new bank sponsors; the Company’s reliance on card payment processors and on independent sales groups; changes in interchange fees; risks associated with the unauthorized disclosure of data; imposition of taxes on Internet transactions; actions by the Company’s competitors; and risks related to the integration of companies and merchant portfolios the Company has acquired or may acquire. Any forward-looking statements contained in this annual report or in the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date of this Form 10-K. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1 Business

Overview

     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of January 1, 2005, including the acquisition of the First Data Merchant Services merchant portfolio from First Data Corporation, which did not contribute to our results of operations until January 2005, we provided our services to over 125,000 active small merchants located across the United States (U.S.). We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. The small merchants we serve typically generate less than $500,000 of charge volume per year and typically have an average transaction value of approximately $65. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with them. As a result, these merchants have historically paid higher transaction fees than larger merchants.

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

     We believe our experience and knowledge in providing payment processing services to small merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to small businesses. In order to identify small merchants, we market and sell our services primarily through over 750 independent sales groups, which gives us a non-employee, external sales force representing more than 2,600 sales professionals. Our relationships with the independent sales groups allows us to access a large and experienced sales force with a local presence providing access to small merchants over a broad geographic area without incurring the additional overhead costs associated with an internal sales force. Independent sales groups and sales agents may market and sell our services to merchants under their own brand name and directly approach merchants and enroll them for our services. We enable merchants to accept credit and debit cards as payment for their merchandise and services by providing processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. In addition, we rely on third party processors to provide card authorization and data capture, and banks to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We believe that this structure allows us to maintain an efficient operating structure, and enables us to easily expand our operations without significantly increasing our fixed costs.

3 of 64

     The Nilson Report, a publication specializing in consumer payment systems worldwide, listed us in its 2003 ranking of the top bank card acquirers, or owners of merchant card processing contracts, as one of the fastest growing providers of card-based payment processing services in the United States. In 2004, we continued to grow as our merchant processing volume, which represents the total value of transactions processed by us, increased by 98.4% to $12,850 million in 2004 from $6,478 million in 2003. During the same period, our revenues increased by 61.1% to $364.2 million in 2004 from $226.1 million in 2003. These increases were primarily attributable to our acquisitions since August 2003 of the agent bank portfolio from First Data Merchant Services, two businesses and several smaller portfolios of merchant accounts, which resulted in an aggregate increase in revenues of $98.4 million in 2004, representing 71.3% of our total growth in revenues over 2003. As we have grown, our net income increased to $24.7 million in 2004 from $15.6 million in 2003. We believe our ability to recruit and retain independent sales groups and sales agents, combined with our experience in identifying, completing and integrating acquisitions, provides us with significant opportunities for future growth.

Industry Overview

     The use of card-based forms of payment, such as credit and debit cards, by consumers in the U.S. has steadily increased over the past ten years. According to The Nilson Report, total purchases by U.S. consumers using Visa and MasterCard card-based systems grew from $1.741 trillion in 2003 to $1.961 trillion in 2004. Such expenditures are expected to grow to $2.788 trillion by 2008. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive.

     We believe that the card-based payment processing industry will continue to benefit from the following trends:

•	Favorable Demographics. As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. Consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. According to Nellie Mae, the number of college students who have credit cards grew from 67% in 1998 to 82% in 2002. As these consumers who have witnessed the wide adoption of card products, technology and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using card-based payment methods will comprise an increasing percentage of total consumer spending.

•	Increased Card Acceptance by Small Businesses. Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of card-based payment methods. In 1997, the U.S. Census Bureau estimated that approximately 20 million businesses which average less than $1.0 million in annual sales in the United States or which had no payroll, generated an aggregate of $1.7 trillion in annual sales. We believe that the lower costs associated with card-based payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking, and we expect many new small businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

Competitive Position

     We believe our competitive strengths include the following:

•	Strong Position and Substantial Experience in Our Target Market. As of January 1, 2005, we were providing card-based payment processing to over 125,000 active small merchants located across the United States. We believe our understanding of the unique payment processing needs and risks of small merchants provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources.

•	Large, Experienced, Efficient Sales Force. We market our services primarily through our contractual relationships with over 750 independent sales groups throughout the United States. Although it is not customary in our industry to obligate independent sales groups to refer their merchant applications to any one processing provider, many currently refer a majority of their new merchant applications to us as a result of our strong relationships with them. Our sales approach provides us with an experienced sales force representing more than 2,600 sales professionals who market our services, with minimal direct investment in sales infrastructure and management. We continually strive to strengthen these relationships by delivering superior service and support to our independent sales groups and sales agents.

•	Scalable, Efficient Operating Structure. Our scalable, efficient operating structure allows us to expand our operations easily and without significantly increasing our fixed costs. We conduct our customer service and risk management operations in-house, where we believe we can add the most value due to our management’s experience and expertise in these areas. We

4 of 64

consider customer service and risk management highly important to our operations and overall success. Although total headcount increased to 310 at December 31, 2004, from 256 at December 31, 2003, due to internal growth and acquisitions made during the year, revenue per employee also increased 49.1% to $1.3 million in 2004 from $0.9 million in 2003. We outsource our remaining processing services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds. By outsourcing these non-core services, we believe we are able to maintain a highly efficient operating structure. Larger economies of scale lead to lower costs for processing, which we outsource. Processing costs declined to $0.18 per transaction in 2004 from $0.21 per transaction in 2003. Processing costs include bank sponsorship costs along with front and back-end processing costs. We believe there is sufficient capacity among third parties to meet our current and future outstanding needs. Many of our contracts include pricing terms that are more favorable to us as the transaction volume generated by our merchant base increases.

•	Proven Acquisition and Integration Strategy. We have significant experience acquiring providers of payment processing services as well as portfolios of merchant accounts, having acquired nine providers of payment processing services and two significant portfolios and several smaller portfolios of merchant accounts since January 2001. We have enhanced revenues and improved operating efficiencies of our acquired entities by improving the services, support and benefits we offer to the independent sales groups that serve the entities and merchant accounts we acquire. In addition, we have increased operating efficiencies of many of the businesses we have acquired by conducting profitability analyses of acquired merchant accounts and reducing processing fees and overhead.

•	Comprehensive Underwriting and Risk Management System. Through our experience in assessing risks associated with providing payment processing services to small merchants, we have developed business procedures and systems that provide effective risk management and fraud prevention solutions. Through our underwriting processes, we evaluate merchant applicants and balance the risks of accepting a merchant against the benefit of the charge volume we anticipate such merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing our losses and those of our merchants.

Strategy

     Our goal is to build upon our market position as a provider of card-based payment processing services to small businesses. Key elements of our strategy include:

•	Expand in Existing Small Merchant Market. We believe we have an opportunity to grow our business by further penetrating the small merchant market through our relationships with our independent sales groups and agent banks. We intend to focus our efforts on merchants that are newly-established or whose businesses involve card-not-present transactions. We also intend to target industries that have not historically accepted electronic payment methods.

•	Enhance Relationships with Existing Sales Groups and Establish Relationships with New Independent Sales Groups. Through our superior customer service and our support of the marketing efforts of the more than 750 independent sales groups and various agent banks with which we have an existing relationship, we seek to increase the volume of merchant referrals from our independent sales groups, including groups affiliated with the providers of payment processing services that we acquire. We believe that our experience in this industry, coupled with our ability to evaluate and manage the risks related to providing payment processing services, allow us to accept a high rate of merchant applications and position us well to continue to increase the number of independent sales group relationships we maintain and the number of new applications our existing independent sales groups refer to us.

•	Maintain a Stable and Recurring Revenue Base. By providing our merchants with a consistently high level of service and support, we strive to build merchant loyalty and limit merchant attrition. Through merchant retention and the benefit of increased card use, we strive to maintain our stable and recurring revenue base. In addition, we believe the low transaction volume of our individual merchants makes them less likely to change providers due to the inconvenience associated with transferring to another provider. By limiting merchant attrition, we believe that the increasing use of card-based payment systems will allow us to maintain a stable and recurring revenue base.

•	Continue to Pursue Strategic Acquisitions. We intend to continue to expand our merchant base by acquiring other providers of payment processing services as well as portfolios of merchant accounts. The small merchant segment of the payment processing market is serviced by many independent providers of payment processing services that lack the resources to generate sufficient scale in this underserved market. We believe opportunities will exist for us to purchase these businesses when their resources begin to limit their ability to continue to grow independently. Other sources of portfolio acquisitions include commercial banks, which, in an effort to focus on their core competencies often sell or outsource their card-based payment processing operations, creating the opportunity for buyers to acquire their existing merchant portfolios.

5 of 64

Services

     We provide a comprehensive solution for merchants accepting credit cards, including the various services described below:

•	Application Evaluation Underwriting. We recognize that there are varying degrees of risk associated with different merchants based on the nature of their businesses, processing volume and average transaction amounts. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchants accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account and also provide the criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed pre-determined criteria.

•	Merchant Set-up and Training. After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s credit card terminal or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as any other payment cards such as American Express, Discover and Diners Club provided for in the contract. The configuration might also accommodate check verification and gift and loyalty programs. If a merchant requires a pin-pad to accept debit cards, the configuration allows for the terminal or computer to communicate with the peripheral device. After the download has been completed, we conduct a training session on use of the products.

•	Transaction Processing. A transaction begins with authorization of the customer’s credit or debit card. The transaction data is captured by the processor and electronically transmitted to the issuer of the card, which then determines availability of credit or debit funds. The issuer then communicates an approval decision back to the merchant through the processor. This process typically takes less than five seconds. After the transaction is completed, the processor transmits the final transaction data to the card issuer for settlement of funds. Generally, we outsource these services to third party processors.

•	Risk Management/Detection of Fraudulent Transactions. Our risk management staff relies on the criteria set by the underwriting department to assist merchants in identifying and avoiding fraudulent transactions by monitoring exceptions and providing access to other resources for fraud detection. By employing these and other risk management procedures, we enable our merchants to balance the risk of fraud against the loss of a valid transaction.

•	Merchant Service and Support. We provide merchants with ongoing service and support. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance, and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line, which is staffed by our customer service representatives. The information access and retrieval capabilities of our proprietary decision support systems provide our customer service representatives prompt access to merchant account information and customer call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts as well as technical issues.

•	Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder’s bank to debit the merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant, and that amount is credited to the cardholder. For the year ended December 31, 2004, chargebacks as a percentage of our total charge volume was 0.20%.

•	Merchant Reporting. We organize our merchants’ transaction data into various files for merchant accounting purposes. We use this data to provide merchants with information, such as charge volume, discounts, fees and funds held for reserves to help them track their account activity. Merchants may access this archived information through our customer service representatives or online through our Internet-based customer service system.

The transactions for which we provide processing services involve the following third parties:

•	Merchants. Merchants are the businesses that accept payment cards, including Visa and MasterCard, as payment for their merchandise and services.

•	Sponsoring Banks. Sponsoring banks are financial institutions that are Visa and MasterCard association members and provide the funds on behalf of the card user, enabling merchants to accept payment cards.

6 of 64

•	Processors. Processors, which may include banks, gather sales information from merchants, obtain authorization for merchants’ transactions from card issuers, facilitate the collection of funds from sponsoring banks for payment to merchants and provide merchant accounting and settlement services on our behalf.

     The following diagram illustrates the relationship between a merchant, a processor, a sponsoring bank and us:

     We derive the majority of our revenues from fee income related to transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge varies upon several factors, including the transaction amount, as well as whether the transaction process is a swipe transaction or a non-swipe transaction. On average, the gross revenue we generate from processing transactions equals approximately $2.50 for every $100 transaction we process, excluding costs and expenses. The following diagram illustrates the percentage of a typical transaction amount paid to the processing bank, the Visa and MasterCard card associations and us:

An Example of A Typical $100 Transaction

Purchase amount	$100.00
Less cash to merchant	97.50
Average iPayment gross revenue	2.50
Average iPayment processing margin	0.40

Distribution of $2.50 Revenue

     Visa and MasterCard credit card transactions represent substantially all of the total card transaction volume generated by all of our merchant accounts.

7 of 64

Marketing and Sales

     We market and sell our services to merchants primarily through our network of independent sales groups throughout the United States. As of January 1, 2005, we marketed and sold our services through over 750 independent sales groups, a non-employee, external sales force representing more than 2,600 sales professionals with which we have contractual relationships. These relationships are mutually non-exclusive, permitting us to establish relationships with multiple independent sales groups and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our independent sales groups to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. Our industry expertise and daily monitoring activities enable us to accept higher risk merchants with relatively low losses. We keep an open dialogue with our independent sales groups to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring their merchants do not unduly suffer downtime or the unnecessary withholding of funds.

     As compensation for their referral of merchant accounts, we pay our independent sales groups an agreed-upon residual, or percentage of the revenues we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our independent sales groups varies on a case-by-case basis and depends on several factors, including the number of merchants each group refers to us. We provide additional incentives to our independent sales groups, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2004, we had outstanding loans to independent sales groups in the aggregate amount of $2.2 million, and we may decide to loan additional amounts in the future. We have set a limit of $15 million on the amount of loans we may make to independent sales groups in accordance with the terms of our credit facility. The notes representing these loans bear interest in amounts ranging from 6% to 8.75% and are due through 2008. We secure the loans by the independent sales groups’ assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups. As of December 31, 2004, we had issued options to purchase 210,714 shares of our common stock to our independent sales groups, of which, 86,045 (or 0.5% of our common stock on a fully diluted basis), were still outstanding. In addition, we offer the independent sales groups more rapid and consistent review and acceptance of merchant applications than may be available from other service providers.

Relationships with Sponsors and Processors

     In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an independent sales group and with MasterCard as a member service provider.

     Sponsoring Banks. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. Our sponsoring banks include JPMorgan Chase Bank, HSBC Bank USA, Bank of America and Provident Bank. These sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing its services under the agreement. From time to time, we may enter into agreements with additional banks.

     Our agreement with JPMorgan Chase, which is our principal sponsor bank, grants Chase the right to approve our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants (including the processing fees that we charge), our customer service levels and our use of any independent sales groups. In addition, we have agreed with Chase not to solicit any merchants that currently process through Chase or any merchants that belong to industries that are considered unacceptable due, in part, to image concerns, card association rules, legitimacy and level of risk. In the event that we request to transfer any of our interest in the merchant portfolio that we have migrated to Chase, we are required to pay to Chase $1.5 million if the transfer occurs during 2005 and $750,000 if it occurs during 2006.

     Processors. We have agreements with several processors to provide to us on a non-exclusive basis transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processor is FDMS through which we have undertaken to process 75% of our annual transactions. For a summary of the key terms of our agreement with FDMS, see “Significant Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We also use the services of Vital Processing Services, LLC, Global Payments Direct, Inc. and CardSystems Solutions, Inc., and certain of our agreements with these processors include minimum commitments for transaction processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that

8 of 64

it would have received if we had submitted the required minimum number of transactions. The First Data Merchant Services Corporation, Vital Processing Services and Global Payments Direct agreements may be terminated by the processors if we materially breach certain sections of the agreements and we do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable processor or us from performing its services under this agreement. In addition, Global Payments Direct may terminate upon 60 days notice prior to the end of the current term.

Our Merchant Base

     We serve a diverse portfolio of small merchants. As of January 1, 2005, we provided processing services to over 125,000 active small merchants located across the United States and engaged in a wide variety of businesses. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. We also have agreements with approximately 46,000 non-active merchants who pay us monthly access fees, but do not generate sufficient transaction volume to be considered active.

Primary Merchant Categories Based on Our Charge Volume

     No single merchant accounted for more than 2% of our aggregate transaction volume for 2004. We believe that this merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

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

9 of 64

     Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service make them less likely to change providers because of the inconveniences associated with a transfer. During 2004, we experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume, taking into consideration each of the acquisitions during this period. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.

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

     We currently have a staff of approximately 38 employees dedicated to risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchant customers and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud, established as a result of our management’s extensive experience with higher risk market segments, has resulted in our development and implementation of highly effective risk management and fraud prevention systems and procedures.

     We employ the following systems and procedures to minimize our exposure to merchant fraud and card-not-present transaction fraud:

•	Underwriting. Our sales agents send new applications to our underwriting department for their review and screening. All of our underwriters have previous industry underwriting experience and have the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, average charge per transaction or reserve requirements for new and existing merchants. We obtain a personal guaranty from most of the owners of new merchants we enroll.

•	Proprietary Management Information Systems. Our proprietary systems automatically generate credit reports on new applicants, categorize risk based on all of the information provided and place the applications in a queue to be processed by our underwriting staff. The underwriting staff can access all of the collected information on a merchant online in order to render a decision on whether to approve or reject an application or whether to seek additional information.

•	Merchant Monitoring. We provide several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is downloaded to our Bankcard Application Manager system from our third-party processors such as First Data Merchant Services Corporation and is sorted into a number of customized reports by our proprietary systems. Our risk management team also receives daily reports from Card Commerce International, a risk management services company, that highlight all exceptions to the established daily merchant parameters such as average ticket size, total processing volume or expected merchandise returns.

•	Risk Review Department. We have established an in-house risk review department that monitors the sales activities of all of the merchants that we service. Our risk review department focuses particular attention on fewer than 2,000 merchants in our portfolio, measured by volume, average ticket and other criteria, which accounted for approximately 2% of our total charge volume for December 31, 2004. The risk review department conducts background checks on these merchants, interviews merchants, anonymously purchases products and services, reviews sales records and follows developments in risk management procedures and technology. The risk review department reports to the risk committee, consisting of our President, Chief Executive Officer and Chief Financial Officer.

10 of 64

•	Investigation and Loss Prevention. If a merchant exceeds any approved parameter as established by our underwriting and/or risk management staff or violates regulations established by the applicable card association or the terms of our agreement with the merchant, an investigator will identify the incident and take appropriate action to reduce our exposure to loss, as well as the exposure of our merchants. This action may include requesting additional transaction information, instructing the merchant acquirer/processor to retrieve, withhold or divert funds, verifying delivery of merchandise or even deactivating the merchant account.

•	Reserves. We require some of our merchants to post reserves (cash deposits) that we use to offset against chargebacks we incur. Our sponsoring banks hold reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2004, these reserves (which are not included in our accompanying consolidated balance sheet) totaled approximately $35.3 million.

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

     Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. We cannot assure you that these security measures will be sufficient to prevent unauthorized access to our internal network. Application components communicate using sophisticated security protocols and are directly accessible by a limited number of employees on a need-only basis. Our operation and customer support systems are located at our facilities in Calabasas and Santa Barbara, California; Westchester, Illinois and Bridgeville, Pennsylvania.

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

     Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, National Processing, Inc. (a subsidiary of Bank of America), Global Payments, Inc. and NOVA Information Systems, Inc. (a subsidiary of U.S. Bancorp), that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants and smaller independent sales groups, gives us a competitive advantage over larger competitors, which have a broader market perspective and over competitors of a similar or smaller size that may lack our extensive experience and resources.

11 of 64

Segment Information and Geographical Information

     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from one business segment representing processing revenues and other fees from card-based payments. During 2004, 2003 and 2002, we had no single merchant that represented 2.0% or more of revenues. All revenues are generated and all of our long-lived assets are located in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.

Significant Developments

     In December 2004, we entered into an Asset Purchase Agreement with First Data Merchant Services Corporation (“FDMS”), a subsidiary of First Data Corporation pursuant to which we acquired a portfolio of merchant contracts (the “FDMS Merchant Portfolio”) from FDMS for a price of $130.0 million in cash. We expanded our credit facility from $80.0 million to $180.0 million to finance the purchase. The portfolio has over 25,000 small merchant accounts representing approximately $9 to $10 billion in annual bankcard volume. The transaction also strengthens our existing strategic relationship with First Data’s merchant services unit. During February 2005, we expanded our revolving credit facility to $205.0 million and is further expandable to $280.0 million.

     In December 2003, we entered into an Asset Purchase Agreement with FDMS, pursuant to which we acquired a portfolio of merchant accounts and agent bank agreements (the “FDMS Agent Bank Portfolio”) from First Data for a price of $55.0 million in cash. We expanded our credit facility from $30.0 million to $65.0 million to finance the purchase. The portfolio has approximately 18,000 small merchant accounts representing approximately $4 billion in annual bankcard volume.

     Pursuant to these asset purchase agreements, we also entered into service agreements (the “Service Agreements”) with FDMS pursuant to which FDMS agreed to perform certain data processing and related services with respect to the merchant contracts acquired through 2011. In consideration for entering into the Service Agreements, we are required to pay FDMS an annual processing fee related to the acquired merchant contracts of at least $13.7 million in 2005, and for subsequent years at least 70% of the amount of the actual processing fees paid during the immediately preceding year. We are also required to pay FDMS certain additional amounts in accordance with the terms of the Service Agreement, including certain special fees for amounts paid to third-party providers. We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year for the term of the Service Agreement and we are required to pay to FDMS an amount representing the fees that it would have received if we had submitted the required minimum number of transactions. We do not currently expect that we will be required to pay such a fee based on our present business plan.

Our History

     iPayment Technologies, Inc., was formed in 1992 as a California corporation. In July 2000, iPayment Technologies purchased assets from two former affiliates in exchange for the assumption of debt, cash, a note and the issuance of shares of common stock of iPayment Technologies. In December 2000, iPayment Technologies implemented a restructuring plan, which resulted in a reduction in overhead costs and personnel. In February 2001, Greg Daily joined iPayment Technologies as its CEO and Chairman of the Board.

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

     In May 2003, we completed an initial public offering whereby we sold 5,625,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $75.6 million (after underwriters’ discount of $6.3 million and related offering expenses of $8.1 million). As described in Note 8 of the consolidated financial statements, during the second quarter of fiscal 2003 we used $55.7 million of the proceeds to repay debt that had a carrying value of $52.1 million and converted an additional $9.0 million of debt with a carrying value of $8.2 million into 562,500 shares of common stock. The repayment and conversion of debt resulted in recognition of a noncash pre-tax charge of approximately $4.4 million in the second quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment or conversion. Immediately prior to the offering we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying audited consolidated financial statements of iPayment, Inc. have been adjusted to

12 of 64

reflect this reverse split.

Employees

     As of December 31, 2004, we employed 310 full-time personnel, including 15 information systems and technology employees, 38 risk management employees, 183 in operations and 74 in sales and administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. We have employment agreements with our President, our Chief Executive Officer and our Chief Financial Officer. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

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

     Since January 2003, we have expanded our card-based payment processing services through the acquisition of two businesses, two significant portfolios and several smaller portfolios of merchant accounts. These acquisitions have contributed to a substantial portion of our total revenues. The full impact of these acquisitions on our operating results are not fully reflected in our historical results of operations due to the recent nature of these acquisitions and their varying stages of integration. As a result of these acquisitions, our historical results may not be indicative of results to be expected in future periods.

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

13 of 64

     Charges incurred by us relating to chargebacks were $3.9 million, or 1.1% of revenues in 2004, $3.7 million (which excludes the $1.3 million reduction in an earlier estimate for merchant losses from a single merchant to reflect lower actual losses), or 1.6% of revenues in 2003, and $6.5 million, or 5.6% of revenues in 2002.

We have incurred substantial debt, which can impair our financial and operating flexibility.

     We have incurred debt in connection with the financing of our operations and acquisitions. As of December 31, 2004, we had total debt of $168.4 million, and net working capital of approximately $10.9 million. We may incur additional debt in the future in order to pursue our acquisition strategy or for other purposes. Substantial indebtedness could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, or redeem or repurchase, our capital stock, issue, sell or allow distributions on capital stock of our subsidiaries, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests we grant on our assets could limit our financial and business flexibility.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions; if these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

     Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks give the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales groups. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we guarantee that any of our sponsor banks will not terminate their sponsorship of us in the future.

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

We rely on card payment processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

     We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. In particular, we rely on FDMS through which we have undertaken to process 75% of our annual transactions. We have also undertaken to pay FDMS an annual processing fee of at least $13.7 million in 2005 and at least 70% of the processing fee paid during the immediately proceeding year for each subsequent year through 2011. Our gross margins would be adversely affected if we were required to pay these minimum fees as a result of insufficient transactions processed by FDMS.

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

To acquire and retain merchant accounts, we depend on independent sales groups that do not serve us exclusively.

     We rely primarily on the efforts of independent sales groups to market our services to merchants seeking to establish an account with a payment processor. Independent sales groups are companies that seek to introduce both newly-established and existing small

14 of 64

merchants, including retailers, restaurants and service providers, such as physicians, to providers of transaction payment processing services like us. Generally, our agreements with independent sales groups that refer merchants to us are not exclusive to us and they have the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing independent sales groups and those serving other service providers that we may acquire, and to recruit and establish new relationships with other groups, could adversely affect our revenues and internal growth and increase our merchant attrition. Please see ''Business — Marketing and Sales’’ for a description of our independent sales group relationships.

On occasion, we experience increases in interchange costs; if we cannot pass these increases along to our merchants, our profit margins will be reduced.

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

The loss of key personnel or damage to their reputations could adversely affect our relationships with independent sales groups, card associations, bank sponsors and our other service providers, which would adversely affect our business.

     Our success depends upon the continued services of our senior management and other key employees, in particular Gregory S. Daily, our Chairman and Chief Executive Officer, all of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of Mr. Daily, who has, along with our other senior managers, over their years in the industry, developed long standing and highly favorable relationships with independent sales groups, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees, particularly Mr. Daily, would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, including Mr. Daily, would adversely affect our business. We do not maintain any ''key person’’ life insurance on any of our employees other than Mr. Daily.

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

     We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account ''closures’’ that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. During 2004, we experienced average volume attrition of 1% to 1.5% per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We cannot predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. If we are unable to increase our transaction volume and establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

Our operating results are subject to seasonality, and if our revenues are below our seasonal norms during our historically stronger third and fourth quarters, our net income could be lower than expected.

     We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first quarter of the calendar year and stronger during

15 of 64

the second, third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the second, third or fourth quarter, our net income could be lower than expected.

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

We currently rely solely on common law to protect certain of our intellectual property; should we seek additional protection in the future, we may fail to successfully register certain trademarks, causing us to potentially lose our rights to use such trademarks.

     Currently, we rely on common law rights to protect certain of our marks and logos. We do not rely heavily on the recognition of our marks to obtain and maintain business. We have recently been granted trademarks for certain of our marks, but these trademarks may be successfully challenged by others or invalidated.

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

16 of 64

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

     Prior to the consummation of any acquisition, we perform a due diligence review of the provider of payment processing services or portfolio of merchant accounts that we propose to acquire. Our due diligence review, however, may not adequately uncover all of

17 of 64

the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition. For example, after we acquired the merchant processing portfolio of First Bank of Beverly Hills in June 2001, we discovered that one of the merchants for which it was providing processing services was in substantial violation of the Visa and MasterCard card association rules. This merchant was unable to fund the resulting credits and chargebacks. As a result, we were obligated to fund these credits and chargebacks, which resulted in a loss to us of approximately $4.7 million.

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

     We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot assure you that our facilities, personnel and financial and management systems and controls will be adequate to support the expansion of our operations, and provide adequate levels of service to our merchants and independent sales groups. If we fail to effectively manage our growth, our business could be harmed.

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

ITEM 2. Properties

     Our principal executive offices are located in approximately 7,000 square feet of leased office space in Nashville, Tennessee. We also lease approximately 27,000 square feet in Calabasas, California, approximately 14,000 square feet in Westchester, Illinois, approximately 6,000 square feet in Santa Barbara, California and approximately 2,500 square feet in Bridgeville, Pennsylvania. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.

ITEM 3. Legal Proceedings

     See Note 7 — Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.

18 of 64

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

19 of 64

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Market Information

     iPayment common stock is traded on the Nasdaq National Market under the symbol IPMT. On February 25, 2005, there were 106 holders of record of our common stock. The following table lists the high and low daily closing sales prices for each period indicated:

	2004		2003
	High	Low	High	Low
1st Quarter	$37.40	$29.75	$—	$—
2nd Quarter	$44.03	$32.45	$23.84	$19.50
3rd Quarter	$41.30	$32.20	$26.98	$22.50
4th Quarter	$50.29	$37.96	$34.60	$22.14

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

     The following is a summary of the shares reserved for issuance as of December 31, 2004, pursuant to outstanding options, rights or warrants granted under iPayment’s equity compensation plans:

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
	{a}	{b}	{c}
Equity compensation plans approved by security holders Stock Incentive Plan (1)	1,260,310	$15.80	611,569
Non-Employee Directors Stock Option Plan	69,405	$16.00	272,993
Equity compensation plans not approved by security holders	—	$—	—

Total	1,329,715	$15.81	884,562

(1)	The Stock Incentive Plan provides that the number of shares under the plan is automatically increased on January 1 by the lesser of (a) an additional number of shares that, when added to the then maximum number of shares of common stock that may be issued pursuant to the plan, is equal to 12.5% of the total number of shares outstanding on the last trading day in December of the immediately preceding calendar year, (b) a number determined by the board of directors, and (c) 3,470,250 shares. For the purpose of (a), the number of shares outstanding is calculated by dividing by 0.875 the total number of shares of common stock outstanding, plus all securities or debt convertible into shares of common stock. This amount is multiplied by 12.5% and the total unissued and outstanding shares reserved under the Non-Employee Directors Stock Option Plan is subtracted from the result. As of January 1, 2005, this provision resulted in an increase of 9,700 shares available to be issued under the Stock Incentive Plan.

20 of 64

ITEM 6. Selected Financial Data

	Predecessor
	Company	iPayment, Inc.
	Period from	July 20, 2000
	January 1, 2000	through
	through July 19,	December 31,
	2000	2000	2001	2002	2003	2004
	(in thousands, except per share data and charge volume)
Statement of Operations Data:
Revenues	$12,870	$7,835	$38,889	$115,813	$226,052	$364,182
Operating expenses
Interchange	3,632	2,777	15,805	51,844	114,255	176,562
Other costs of services	9,205	7,827	21,996	47,796	76,571	135,316
Selling, general and administrative	2,040	4,546	3,782	6,541	8,012	12,437

Total operating expenses	14,877	15,150	41,583	106,181	198,838	324,315

Income (loss) from operations	(2,007)	(7,315)	(2,694)	9,632	27,214	39,867
Other income (expense):
Interest income (expense), net	(109)	(706)	(2,928)	(6,894)	(9,928)	(2,707)
Other	(15)	(397)	625	(3,221)	(265)	279

Total other expense	(124)	(1,103)	(2,303)	(10,115)	(10,193)	(2,428)

Income (loss) before income taxes	(2,131)	(8,418)	(4,997)	(483)	17,021	37,439
Income tax provision (benefit)	1	1	(107)	10	1,403	12,704

Net income (loss)	(2,132)	(8,419)	(4,890)	(493)	15,618	24,735
Preferred stock accretion	—	—	(874)	(1,516)	(652)	—

Net income (loss) allocable to common stockholders	$(2,132)	$(8,419)	$(5,764)	$(2,009)	$14,966	$24,735

Earnings (loss) per common share:
Basic	$(94.23)	$(12.63)	$(1.41)	$(0.38)	$1.14	$1.50
Diluted	$(94.23)	$(12.63)	$(1.41)	$(0.38)	$1.02	$1.39
Weighted average shares outstanding
Basic	23	666	4,101	5,254	13,131	16,545
Diluted	23	666	4,101	5,254	15,052	18,137
Financial and Other Data:
Charge volume (in millions) (unaudited)(1)	$175	$135	$802	$2,868	$6,478	$12,850

	December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$568	$290	$1,831	$733	$888
Total assets	13,369	36,081	116,981	201,943	336,248
Long-term debt to related parties, net of current portion and discount	1,574	22,250	49,767	15,591	15,937
Long-term debt to unrelated parties, net of current portion and discount	1,302	6,276	20,921	45,008	152,500
Total long-term debt	2,876	28,526	70,688	60,599	168,437
Mandatorily redeemable convertible preferred stock	—	5,154	6,670	—	—
Total stockholders’ equity (deficit)	$(7,267)	$(10,991)	$13,519	$123,834	$154,016

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

21 of 64

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

Executive Overview

     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of January 1, 2005, we provided our services to over 125,000 small merchants located across the United States, up from over 90,000 as of January 1, 2004. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through over 750 independent sales groups, which gives us a non-employee, external sales force representing more than 2,600 sales professionals. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as FDMS and Vital Processing Services, and we rely on banks such as JP Morgan Chase to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating centers in Calabasas, California and Westchester, Illinois.

     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. The industry for card-based payments, such as credit and debit cards, by consumers in the U.S. has steadily increased over the past ten years. According to The Nilson Report, total purchases by U.S. consumers using Visa and MasterCard card-based systems grew from $1.741 trillion in 2003 to $1.961 trillion in 2004. Such expenditures are expected to grow to $2.788 trillion by 2008. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. Card-based payments are gradually replacing paper-based payments (check and cash) due to favorable demographics, with younger generations of consumers more accustomed to credit and debit cards. The Nilson Report estimates card-based payments will represent 51% of all U.S. payments by 2008. We find merchants through our independent sales groups and make occasional acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.

     Our operating results point to successful execution of this strategy during 2004. Charge volume increased to $12,850 million in 2004 from $6,478 million in 2003, and revenues increased 61% to $364.2 million in 2004 from $226.1 million in 2003. These increases were primarily the result of acquisitions, principally the FDMS Agent Bank Portfolio purchased in December of 2003 and two businesses purchased since August 2003. The FDMS Merchant Portfolio purchased in December of 2004 did not contribute to revenues until January of 2005. Income from operations increased to $39.9 million in 2004 from $27.2 million in 2003. We continued to improve operational efficiency in 2004. Our processing costs per transaction declined to $0.18 in 2004 from $0.21 in 2003 and revenues per employee (average) increased to $1,287,000 in 2004 from $863,000 in 2003, principally as a result of our acquisition of the FDMS Agent Bank Portfolio.

     Interest expense declined to $2.7 million in 2004 from $9.9 million in 2003, reflecting the repayment of $55.7 million of debt with a weighted average interest rate of approximately 10% in the second quarter of 2003 using proceeds from the initial public offering. This repayment resulted in a $4.4 million charge in the second quarter of 2003 due to the early extinguishment of certain debt. The decline in interest expense was more than offset by an increase in our effective income tax rate to approximately 34% in 2004 from approximately 8% in 2003, due to the utilization of net operating loss carryforwards. Net income increased 58% to $24.7 million in 2004 from $15.6 million in 2003.

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

22 of 64

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

Acquisitions

     Since January 2001, we have expanded our card-based payment processing services through the acquisition of nine businesses, two significant portfolios and several smaller portfolios of merchant accounts, as set forth below. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 7,000 active small merchants on January 1, 2001, to over 125,000 on January 1, 2005 (including our acquisition of the FDMS Merchant Portfolio, which did not contribute to our results of operations until January 1, 2005). In addition, primarily due to these acquisitions, our revenues increased to $364.2 million for the year ended December 31, 2004, from $226.1 million for the year ended December 31, 2003. Income from operations improved to $39.9 million for 2004, from $27.2 million for 2003. Net income increased to $24.7 million for 2004 from $15.6 million for 2003. Net cash provided by operating activities increased to $38.5 million for 2004 from $20.1 million for 2003. The full impact of the acquisitions discussed below on our results of operations for fiscal 2004 is not fully reflected in our historical results of operations due to the recent nature of these acquisitions and their varying stages of integration.

     We expect our revenues, results of operations, and net cash provided by operating activities to continue to improve in 2005, as the full impact of these acquisitions are realized. If we engage in fewer acquisitions in the future, the revenues attributable to new acquisitions may decline as a percentage of our total revenues.

     The following table lists each of the acquisitions that we have made since January 1, 2003.

Acquired Business or Significant Portfolio	Date of
of Merchant Accounts	Acquisition
CardPayment Solutions	August 2003
FDMS Agent Bank Portfolio	December 2003
Transaction Solutions	September 2004
FDMS Merchant Portfolio	December 2004

     On August 5, 2003, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of CardPayment Solutions, Inc. for $12.0 million in cash and 118,409 shares of our common stock valued at $25.34 per share for an aggregate of $3.0 million, plus a contingent payment based upon performance, which was subsequently paid in August 2004. CardPayment Solutions is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including goodwill of $14.6 million and a merchant-processing portfolio of $3.7 million. The operating results of CardPayment Solutions from August 1, 2003, are included in our consolidated statements of operations included elsewhere in this report.

     On December 19, 2003, we entered into an Asset Purchase Agreement with FDMS pursuant to which we acquired the FDMS Agent Bank Portfolio for a price of $55.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement, we commenced receiving revenue from these accounts on January 1, 2004. In order to finance the acquisition, we increased our borrowing capacity under our revolving credit facility from $30.0 million to $65.0 million. We borrowed $45.0 million under our credit facility and used available cash for the balance of the purchase price. We are currently a customer of First Data for merchant processing services.

     On September 15, 2004, we entered into an agreement to purchase substantially all the assets of TS Black and Gold, LP (“Transaction Solutions”). Transaction Solutions is a provider of credit card transaction processing services. Consideration included cash at closing and a contingent payment based upon future performance over two years which we anticipate to be partially supported by a letter of credit. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Transaction Solutions from September 1, 2004, are included in our consolidated statements of operations included elsewhere in this report.

     On December 28, 2004, we entered into an Asset Purchase Agreement with FDMS, pursuant to which we acquired the FDMS Merchant Portfolio for a price of $130.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement, the acquisition

23 of 64

became effective on December 31, 2004, and we will commence receiving revenue from the merchant accounts on January 1, 2005. We expanded our credit facility from $80.0 million to $180.0 million to finance the purchase. The transaction also strengthens our existing strategic relationship with First Data’s merchant services unit. We will continue to utilize processing services from First Data for the acquired portfolio. During February 2005, our revolving credit facility was expanded to $205.0 million and is further expandable to $280.0 million.

     For the year ended December 31, 2004, revenues attributable to acquisitions were $98.4 million or 71.3% of our total growth in revenues over 2003. For the year ended December 31, 2003, revenues attributable to acquisitions were $85.8 million or 77.8% of our total revenue growth from 2002. If we engage in fewer acquisitions in the future, the revenues attributable to new acquisitions may decline as a percentage of our total revenues.

     We accounted for all of the acquisitions described above under the purchase method. For acquisitions of a business, we allocate the purchase price based in part on valuations of the assets acquired and liabilities assumed. For acquisitions of merchant portfolios, we allocate the purchase price to intangible assets. For companies with modest growth prospects, our purchase prices primarily reflect the value of merchant portfolios, which are classified as amortizable intangible assets. Acquisition targets we identified as having entrepreneurial management teams, efficient operating platforms, proven distribution capabilities, all of which contribute to higher growth prospects, commanded purchase prices in excess of their merchant portfolio values. Consequently, purchase price allocations for these targets reflect a greater proportion of goodwill.

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

     We completed the testing for impairment of goodwill as of July 31, 2004, using the present value of future cash flows and determined that the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill of the reporting unit. We determined that no impairment charge to goodwill was required.

     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of December 31, 2004 and 2003, and determined that no impairment charge was required.

     Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective as of July 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We have not yet determined which adoption method to utilize. Further, we have not yet decided whether we will adopt the provisions of this standard on July 1, 2005 as required, or earlier, as allowed.

24 of 64

     As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our cash flows. The exact impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the number of options issued during fiscal 2005 as well as the assumptions and valuation method used to measure compensation cost under the fair value method of accounting. The historical pro forma income statement impact is not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors. During the fourth quarter of 2003, we benefited from a favorable nonrecurring $1.3 million reduction in an earlier estimate for merchant losses from a single merchant to reflect lower actual losses. At December 31, 2004, our reserve for losses on merchant accounts totaled $1.1 million.

     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At December 31, 2004, we had approximately $5.8 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2022, subject to annual limitations of up to $2.5 million. We also have approximately $2.9 million of state net operating loss carryforwards, again subject to annual limitations, that will expire in various states between 2011 and 2022. We have placed a valuation allowance on a portion of our net deferred tax asset, which is primarily comprised of operating loss carryforwards as a result of limitations placed on the ability to utilize the net operating loss carryforwards due to ownership changes, which occurred prior to our initial public offering.

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

25 of 64

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

     Seasonality Trend. Our revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, we experience increased point of sale activity during the traditional holiday shopping period in the fourth quarter. Revenues during the first quarter tend to decrease in comparison to the remaining three quarters of our fiscal year on a same store basis.

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

26 of 64

Results of Operations

Years ended December 31, 2004 and 2003 (in thousands, except percentages)

		% of		% of
		Total		Total	Change
	2004	Revenue	2003	Revenue	Amount	%
Revenues	$364,182	100.0%	$226,052	100.0%	$138,130	61.1%
Operating Expenses:
Interchange	176,562	48.5	114,255	50.5	62,307	54.5
Other costs of services	135,316	37.2	76,571	33.9	58,745	76.7
Selling, general and administrative	12,437	3.4	8,012	3.5	4,425	55.2

Total operating expenses	324,315	89.1	198,838	87.9	125,477	63.1

Income from operations	39,867	10.9	27,214	12.1	12,653	46.5
Other (expense) income
Interest expense	(2,707)	(0.7)	(9,928)	(4.4)	7,221	(72.7)
Other	279	0.1	(265)	(0.1)	544	N/M

Total other expense	(2,428)	(0.6)	(10,193)	(4.5)	7,765	(76.2)

Income before income taxes	37,439	10.3	17,021	7.6	20,418	120.0
Income tax provision	12,704	3.5	1,403	0.6	11,301	805.5

Net income	$24,735	6.8%	$15,618	7.0%	$9,117	58.4%

N/M — Not meaningful

     Revenues. Revenues increased 61.1% to $364.2 million in 2004 from $226.1 million in 2003. This increase was primarily due to the impact of our acquisitions since August 2003 of the FDMS Agent Bank Portfolio, two businesses and several smaller portfolios of merchant contracts, which resulted in an aggregate increase in revenues of $98.4 million, representing 71.3% of our total growth in revenues over the prior period.

     Interchange. Interchange expense increased 54.5% to $176.6 million in 2004 from $114.3 million in 2003. This increase was primarily the result of increased charge volume due to the acquisitions of businesses and portfolios of merchant contracts as previously noted. Interchange expense as a percentage of revenues decreased to 48.5% in 2004 from 50.5% in 2003, as we present revenue net of interchange for certain customers included in our acquisition of the FDMS Agent Bank Portfolio.

     Other Costs of Services. Other costs of services increased 76.7% to $135.3 million in 2004 from $76.6 million in 2003. This increase was primarily due to increased costs associated with increased charge volume related to our acquisitions. Other costs of services represented 37.2% of revenues in 2004 as compared to 33.9% of revenues in 2003. Other costs of services as a percentage of revenues increased primarily due to an increase in residuals expense and depreciation and amortization as a result of the acquisitions, mainly from the FDMS Agent Bank Portfolio.

     Selling, General and Administrative. Selling, general and administrative expenses increased 55.2% to $12.4 million in 2004 from $8.0 million in 2003. The increase was primarily due to an increase in personnel costs resulting from our acquisitions. Selling, general and administrative expenses as a percentage of revenues were relatively consistent at 3.4% in 2004 compared to 3.5% in 2003, as lower personnel-related costs as a percentage of revenues were partially offset by higher professional fees.

     Other Expense. Other expense decreased to $2.4 million in 2004 from $10.2 million in 2003, primarily due to a reduction in interest expense resulting from the repayment of $55.7 million of debt with a weighted average interest rate of 10% in the second quarter of 2003 using proceeds from the initial public offering. This repayment resulted in a $4.4 million charge in the second quarter of 2003 due to the early extinguishment of certain debt.

     Income Tax. The income tax provision increased to $12.7 million in 2004 from $1.4 million in 2003. The increase was attributable to an increase in taxable income in 2004. Our effective income tax rate for 2004 was 33.9% due to the utilization of net operating loss carryforwards and other deferred tax assets in 2004 that were previously unrecognized.

27 of 64

Years ended December 31, 2003 and 2002 (in thousands, except percentages)

		% of		% of
		Total		Total	Change
	2003	Revenue	2002	Revenue	Amount	%
Revenues	$226,052	100.0%	$115,813	100.0%	$110,239	95.2%
Operating expenses:
Interchange	114,255	50.5	51,844	44.8	62,411	120.4
Other costs of services	76,571	33.9	47,796	41.3	28,775	60.2
Selling, general and administrative	8,012	3.5	6,541	5.6	1,471	22.5

Total operating expenses	198,838	88.0	106,181	91.7	92,657	87.3

Income from operations	27,214	12.0	9,632	8.3	17,582	182.5
Other expense
Interest expense	(9,928)	(4.4)	(6,894)	(6.0)	(3,034)	44.0
Other	(265)	(0.1)	(3,221)	(2.8)	2,956	(91.8)

Total other expense	(10,193)	(4.5)	(10,115)	(8.7)	(78)	0.8

Income (loss) before income taxes	17,021	7.5	(483)	(0.4)	17,504	N/M
Income tax provision	1,403	0.6	10	0.0	1,393	N/M

Net income (loss)	$15,618	6.9%	$(493)	(0.4)%	$16,111	N/M

N/M — Not meaningful

     Revenues. Revenues increased 95.2% to $226.1 million in 2003 from $115.8 million in 2002. This increase was primarily due to our acquisitions since March 2002 of five businesses and several smaller portfolios of merchant contracts, which resulted in an aggregate increase in revenues of $85.8 million, representing 77.8% of our total growth in revenues over the prior period.

     Interchange. Interchange expense increased 120.4% to $114.3 million in 2003 from $51.8 million in 2002. This increase was primarily the result of increased charge volume due to the acquisitions of businesses and portfolios of merchant contracts as previously noted. Interchange expense as a percentage of revenues increased to 50.5% in 2003 from 44.8% in 2002, as the acquired businesses and portfolios had higher average costs as a percentage of revenues than our existing mix of business.

     Other Costs of Services. Other costs of services increased 60.2% to $76.6 million in 2003 from $47.8 million in 2002. This increase was primarily due to increased costs associated with increased charge volume related to our acquisitions. Other costs of services represented 33.9% of revenues in 2003 as compared to 41.3% of revenues in 2002. Other costs of services as a percentage of revenues decreased as the increase in revenues did not require a corresponding increase in other costs of services, such as merchant losses and personnel related costs. Merchant losses were 1.1% of revenues in 2003, compared to 5.6% in 2002. Merchant losses recognized in 2003 included a $1.3 million benefit attributable to a reduction in estimated chargebacks relating to one merchant. Approximately $3.3 million of estimated chargebacks for this merchant were expensed in the first half of 2002. The portion of personnel costs classified as other costs of services was approximately 5.9% of revenues in 2003 compared to 8.9% of revenues in 2002. The reduction was primarily due to improved efficiencies resulting from consolidation of our acquired entities.

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

28 of 64

expenses in 2002 of $1.5 million from the settlement of litigation and $1.0 million related to the amendment of certain terms of the existing processing agreements and the termination of an acquisition agreement, which did not recur in 2003.

     Income Tax. The income tax provision increased to $1.4 million in 2003 from $10,000 in 2002. The increase was attributable to an increase in taxable income in 2003 from a pre-tax loss in 2002. Our effective income tax rate for 2003 was 8.2% due to the utilization of net operating loss carryforwards and other deferred tax assets in 2003 that were previously unrecognized.

Liquidity and Capital Resources

     Prior to our initial public offering, we funded our principal operations through private placements of debt and equity securities to executive officers, directors, principal stockholders, third parties and a credit facility from Bank of America. In May 2003, we raised net proceeds of $75.6 million through an initial public offering of our common stock. As of December 31, 2004, we had cash and cash equivalents totaling $0.9 million, compared to $0.7 million as of December 31, 2003. We had net working capital of $10.9 million as of December 31, 2004, compared to a net working capital deficit (current liabilities in excess of current assets) of $1.0 million at December 31, 2003. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to settle our current obligations.

Operating activities

     Net cash provided by operating activities was $38.4 million in 2004, consisting of net income of $24.7 million, depreciation and amortization of $20.1 million and noncash interest expense of $0.7 million, partially offset by a net unfavorable change in operating assets and liabilities of $7.1 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in accounts receivable due to our increased revenues in 2004 and approximately $2.4 million of capitalized debt issuance costs related to the amendment of the credit facility.

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

Investing activities

     Net cash used in investing activities was $143.6 million in 2004. Cash paid for acquisitions of a business, portfolios and other intangibles was $148.6 million. These payments were partially offset by a net decrease in restricted cash of $7.9 million due to funds held on deposit by a former sponsor bank that were returned to us. Total capital expenditures for 2004 were $0.9 million. These expenditures were primarily related to leasehold improvements, computers and other equipment. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

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

Financing activities

     Net cash provided by financing activities was $105.3 million in 2004, primarily consisting of $107.5 million of net borrowings on our credit facility.

29 of 64

     Net cash provided by financing activities was $65.1 million in 2003, primarily consisting of $76.4 million from issuance of common stock (including net proceeds of $75.6 million from our initial public offering) and additional net borrowings on our credit facility of $44.0 million, partially offset by repayment of long-term debt and capital leases of $55.3 million.

     Net cash provided by financing activities was $20.5 million in 2002, consisting entirely of a net increase in total debt.

     As of December 31, 2004, we had notes, capital lease obligations and a credit facility arrangement outstanding in an aggregate principal amount of $168.4 million, consisting of $152.5 million outstanding under our senior credit facility and $15.9 million that is convertible into 662,079 shares of our common stock. The $15.9 million consists of convertible subordinated promissory notes (including $1.0 million of accrued interest) with an interest rate of 4.5%, which may be converted into shares of our common stock at the discretion of the holders at a price per share of $23.16 per share.

     In December 2004 we amended our credit facility with Bank of America and JP Morgan Chase as the lead banks. The amendment expanded the credit facility from $80.0 million to $180.0 million which was subsequently expanded to $205.0 million in February 2005 and is further expandable to $280.0 million. The credit facility includes a $5.0 million letter of credit sublimit. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently LIBOR plus 2.00%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.40%) on any undrawn amounts. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of December 31, 2004. At December 31, 2004, $152.5 million was outstanding under the credit facility at the Base Rate of 5.5%. This rate was converted to LIBOR on January 6, 2005, at 4.4%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.

     The following table of our material contractual obligations as of December 31, 2004, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Credit facility	$152,500	$—	$—	$152,500	$—
Convertible notes (including accrued interest)	15,937	—	—	15,937	—
Capital lease obligations	3	3	—	—	—
Operating lease obligations	4,450	996	2,031	1,423	—
Purchase obligations (1) (2)	57,975	19,299	23,733	11,019	3,924

Total contractual obligations	$230,865	$20,298	$25,764	$180,879	$3,924

(1)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(2)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $13.7 million in 2005, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2005, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years. We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year beginning in 2005 and continuing through 2011. The minimum commitments for such years are not calculable as of December 31, 2004, and are excluded from this table.

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

30 of 64

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

New Accounting Standards

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”), which provided, among other things, immediate deferral of the application of FIN 46 for entities that did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. Our adoption of FIN 46R did not have an impact on its consolidated financial statements.

     In October 2004, the FASB ratified Emerging Issues Task Force Issue No. 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination Abstract (“EITF 04-01”). EITF 04-01 requires that the consummation of a business combination between parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-01 should be applied to business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. Amounts previously recognized as goodwill should not be reclassified as an identifiable intangible asset, however, previously recognized goodwill should be tested for impairment. Any effect on a goodwill impairment charge should be reported in operating income. To date, we have not consummated a business combination that would fall within the scope of EITF 04-01 and as such, we do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective as of July 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We have not yet determined which adoption method to utilize. Further, we have not yet decided whether we will adopt the provisions of this standard on July 1, 2005, as required, or earlier, as allowed.

     As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations although it will have no impact on our cash flows. The exact impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the number of options issued during fiscal 2005 as well as the assumptions and valuation method used to measure compensation cost under the fair value method of accounting. The historical pro forma income statement impact is not indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At December 31, 2004, $152.5 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional interest expense of $1.5 million.

     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

31 of 64

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
iPayment, Inc.:

     We have audited the accompanying consolidated balance sheets of iPayment, Inc. (a Delaware corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iPayment, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 11, 2005

32 of 64

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$888	$733
Accounts receivable, net of allowance for doubtful accounts of $130 and $151 at December 31, 2004 and December 31, 2003, respectively	17,031	13,108
Prepaid expenses and other current assets	6,765	2,624

Total current assets	24,684	16,465

Restricted cash	3,248	11,141
Property and equipment, net	2,749	3,333
Intangible assets, net	219,331	94,593
Goodwill, net	79,360	73,002
Other assets, net	6,876	3,409

Total assets	$336,248	$201,943

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,418	3,042
Accrued liabilities and other	11,374	9,931
Current portion of long-term debt to a related party	3	4,537

Total current liabilities	13,795	17,510

Long term liabilities:
Related party long-term debt	15,937	15,591
Long-term debt	152,500	45,008

Total liabilities	182,232	78,109

Commitments and contingencies

Series A mandatorily redeemable convertible preferred stock, no par value; 2,577,200 shares authorized and issued at December 31, 2004 and 2003; no shares outstanding at December 31, 2004 and 2003	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 16,757,891 shares issued and outstanding at December 31, 2004; 16,408,052 shares issued and outstanding at December 31, 2003	132,825	125,060
Deferred compensation	(2,318)	—
Retained earnings (deficit)	23,509	(1,226)

Total stockholders’ equity	154,016	123,834

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity	$336,248	$201,943

See accompanying notes to consolidated financial statements.

33 of 64

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of OPERATIONS
(In thousands, except per share data)

	Year Ended	Year Ended December	Year Ended December
	December 31, 2004	31, 2003	31, 2002
Revenues	$364,182	$226,052	$115,813

Operating expenses:
Interchange	176,562	114,255	51,844
Other costs of services	135,316	76,571	47,796
Selling, general and administrative	12,437	8,012	6,541

Total operating expenses	324,315	198,838	106,181

Income from operations	39,867	27,214	9,632

Other expense (income):
Interest expense	2,707	9,928	6,894
Other	(279)	265	3,221

Income (loss) before income taxes	37,439	17,021	(483)

Income tax provision	12,704	1,403	10

Net income (loss)	24,735	15,618	(493)

Accretion of mandatorily redeemable convertible preferred stock	—	(652)	(1,516)

Net income (loss) allocable to common stockholders	$24,735	$14,966	$(2,009)

Basic and diluted earnings (loss) per common share:
Earnings (loss) per share
Basic	$1.50	$1.14	$(0.38)
Diluted	$1.39	$1.02	$(0.38)

Weighted average shares outstanding
Basic	16,545	13,131	5,254
Diluted	18,137	15,052	5,254

See accompanying notes to consolidated financial statements.

34 of 64

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Series A
	Mandatorily
	Redeemable		Stockholders' Equity (Deficit)
	Convertible					Retained
	Preferred Stock		Common Stock		Deferred	Earnings
	Shares	Amount	Shares	Amount	Compensation	(Deficit)	Total
Balance at December 31, 2001	2,577,200	$5,154	4,480,412	$3,192	—	$(14,183)	$(10,991)

Accretion of mandatorily redeemable preferred stock		1,516				(1,516)	(1,516)
Issuance of common stock to employees for services rendered				60	(25)		35
Fair value of debt warrants issued in connection with debt financing				7,629			7,629
Issuance of common stock in acquisitions			2,255,663	18,855			18,855
Net loss						(493)	(493)

Balance at December 31, 2002	2,577,200	$6,670	6,736,075	$29,736	$(25)	$(16,192)	$13,519

Issuance of common stock for cash			5,625,000	75,589			75,589
Issuance of common stock in acquisition			118,409	3,000			3,000
Cancellation of shares in payment of note receivable			(38,057)	(957)			(957)
Conversion of debt to common stock			563,606	9,026			9,026
Issuance of common stock upon exercise of warrants			2,012,648	36			36
Exercise of stock options and related tax benefits			197,901	1,278			1,278
Accretion of mandatorily redeemable preferred stock		652				(652)	(652)
Conversion of preferred stock to common stock	(2,577,200)	(7,322)	1,192,470	7,322			7,322
Amortization of deferred compensation					25		25
Issuance of common stock to nonemployees for services rendered				30			30
Net income						15,618	15,618

Balance at December 31, 2003	—	$—	16,408,052	$125,060	$—	$(1,226)	$123,834

Exercise of stock options and related tax benefits			256,647	4,333			4,333
Issuance of restricted stock to employees			93,192	3,410	(3,410)		—
Amortization of restricted stock					1,092		1,092
Issuance of common stock to nonemployees for services rendered				22			22
Net income						24,735	24,735

Balance at December 31, 2004	—	$—	16,757,891	$132,825	$(2,318)	$23,509	$154,016

See accompanying notes to consolidated financial statements.

35 of 64

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$24,735	$15,618	$(493)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,143	8,041	5,453
Noncash interest expense	681	6,383	2,082
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(3,923)	(5,995)	(2,444)
Prepaid expenses and other current assets	(4,137)	(1,327)	1,045
Other assets	(2,922)	1,375	(7,502)
Accounts payable, accrued liabilities and other	3,874	(4,032)	(7,117)

Net cash provided by (used in) operating activities	38,451	20,063	(8,976)

Cash flows from investing activities
Change in restricted cash	7,893	(7,850)	(828)
Expenditures for property and equipment	(897)	(631)	(401)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(148,572)	(75,662)	(8,778)
Deferred payment for acquisition of business	(2,000)	(2,099)	—

Net cash used in investing activities	(143,576)	(86,242)	(10,007)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	107,500	43,950	(1,949)
Proceeds from issuance of long-term debt	—	—	30,978
Repayments of debt	(4,526)	(55,267)	(8,505)
Proceeds from issuance of common stock and exercise of options	2,306	76,398	—

Net cash provided by financing activities	105,280	65,081	20,524

Net increase (decrease) in cash and cash equivalents	155	(1,098)	1,541
Cash and cash equivalents, beginning of period	733	1,831	290

Cash and cash equivalents, end of period	$888	$733	$1,831

See accompanying notes to consolidated financial statements.

36 of 64

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS — (Continued)
(In thousands)

	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9,968	$872	$7
Cash paid during the period for interest	$1,753	$3,417	$2,975

Supplemental disclosure of noncash investing and financing activities:
Accretion of mandatorily redeemable convertible preferred stock	$—	$652	$1,516
Conversion of debt to common stock	$—	$9,026	$—
Conversion of mandatorily redeemable convertible preferred stock to common stock	$—	$7,322	$—
Conversion of common stock to mandatorily redeemable convertible preferred stock	$—	$957	$—

Acquisitions of businesses funded with:
Debt	$—	$—	$22,099
Common stock	$—	$3,000	$18,855

Non-cash increases in assets (liabilities) from acquisitions:
Restricted cash	$—	$221	$1,555
Accounts receivable	$—	$426	$2,323
Other assets	$989	$2,140	$1,972
Plant and equipment	$1,153	$1,851	$776
Intangible assets	$141,407	$63,574	$14,990
Goodwill	$6,358	$13,018	$48,249
Accounts payable, accrued liabilities and other	$(1,335)	$(1,577)	$(11,259)
Short and long-term debt	$—	$(991)	$(10,428)

See accompanying notes to consolidated financial statements.

37 of 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business and Basis of Presentation

Organization and Business

     iPayment, Inc. (“the Company” or “iPayment”) was originally incorporated as iPayment Holdings, Inc. in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. iPayment, Inc. is a provider of card-based payment processing services to small business merchants located across the United States. iPayment, Inc. enables merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. iPayment, Inc.’s services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. iPayment Inc. markets and sells its services primarily through independent sales groups and sales agents.

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

     The accompanying audited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation.

     Certain prior year amounts have been reclassified to conform to the current year presentation, including separate presentation of interchange fees and classification of all depreciation and amortization expense as other cost of services in the consolidated statements of operations. Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to independent sales groups, which are commissions we pay to our groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and service expenses, sponsorship costs and other third-party processing costs.

Reverse Stock Split

     Immediately prior to our initial public offering (Note 3) we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying consolidated financial statements have been adjusted to reflect this reverse split.

38 of 64

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of iPayment, Inc. and its wholly owned subsidiaries iPayment Technologies, iPayment of California, 1st National Processing, E-Commerce Exchange, iPayment of Maine, OnLine Data Corporation, CardSync Processing, CPS Acquisition Sub, TS Acquisition Sub and iPayment Acquisition Sub. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between iPayment, Inc., including its subsidiaries, and its directors and officers are disclosed as related party transactions (Note 12).

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

     Other costs of services include costs directly attributable to processing and bank sponsorship costs, which amounted to $27.7 million, $18.4 million and $10.4 million in 2004, 2003, and 2002 respectively. They also include related services to our merchants such as residual payments to sales groups, which are commissions we pay to our sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.

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

39 of 64

     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options, warrants and conversion of convertible securities has an anti-dilutive effect, and therefore are excluded from the computation of diluted EPS for the year ended December 31, 2002. The following weighted average common stock equivalents were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Stock options and warrants	31	—	2,970
Mandatorily redeemable convertible preferred stock	—	—	1,192
Convertible debt	—	—	719

	31	—	4,881

     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands) for the year ended:

	2004			2003			2002
	Income	Common	Per Share	Income	Common	Per Share	Loss	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount	Available	Shares	Amount
Basic earnings per share	$24,735	16,545	$1.50	$14,966	13,131	$1.14	$(2,009)	5,254	$(0.38)
Effects of dilutive securities:
Stock options and warrants	—	870	(0.08)	—	1,259	(0.10)	—	—	—
Restricted stock	—	60	(0.01)	—	—	—	—	—	—
Convertible debt	404	662	(0.02)	405	662	(0.02)	—	—	—

Diluted earnings per share	$25,139	18,137	$1.39	$15,371	15,052	$1.02	$(2,009)	5,254	$(0.38)

Cash and Cash Equivalents and Statements of Cash Flows

     For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and securities with original maturities of three months or less. Our cash accounts at various banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Cash and cash equivalents in excess of FDIC insured limits totaled $252,000 at December 31, 2004.

Restricted Cash

     Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral. Restricted cash in excess of FDIC insured limits totaled $2,734,000 at December 31, 2004.

Accounts Receivable, net

     Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2004 and 2003 was $130,000 and $151,000, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment, net

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expense for property and equipment for the years ended December 31, 2004, 2003 and 2002 was $2,413,000, $662,000 and $540,000, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.

40 of 64

Intangible Assets, net

     Intangible assets include merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (Note 5), and other intangible assets such as bank contract costs and noncompete agreements. Bank contract costs represent an inducement to renegotiate a bank contract and an acquisition of ownership rights of certain merchant accounts. All costs are amortized using the straight-line method over an estimated life as follows (in years), with no estimated residual values:

Weighted-average
Useful Life
Merchant processing portfolios	4 to 7 years
Other intangible assets	3 to 5 years

     Estimated useful lives are determined by us for merchant processing portfolios based on the weighted average life of the expected cash flows from the underlying merchant accounts and for other intangible assets, primarily over the remaining terms of the contracts. During 2004, 2003 and 2002, we amortized intangible assets of $16,649,000, $6,596,000 and $4,813,000, respectively. As of December 31, 2004, estimated amortization expense for each of the five succeeding years is expected as follows (in thousands):

Year Ended	Amount
2005	$36,143
2006	35,741
2007	34,711
2008	33,431
2009	31,312

     Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2004. Actual amounts will increase if additional amortizable intangible assets are acquired.

Goodwill, net

     Goodwill recognized from acquisitions initiated prior to July 1, 2001 was $6,621,000, net of accumulated amortization of $345,000 and was assigned to iPayment Technologies. It was being amortized on a straight-line basis over 20 years. We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. We ceased the amortization of goodwill effective December 31, 2001. Goodwill recognized from acquisitions initiated after June 30, 2001, is assigned to the individual business acquired and is not amortized, but instead subjected to periodic testing for impairment. We completed our annual goodwill impairment review as of July 31, 2004, and determined that no impairment charge for goodwill was required.

Impairment of Long-Lived Assets

     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed during 2004, we concluded that none of our long-lived assets were impaired.

Other Assets

     Other assets at December 31, 2004 and 2003, include approximately $1,289,000 and $433,000, respectively, of notes receivable (an additional $922,000 and $1,184,000 is included in prepaid expenses and other current assets at December 31, 2004 and 2003, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6% to 8.75%, and are payable back to us through 2008. We secure the loans by the independent sales group’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups.

     Also included in other assets at December 31, 2004, are approximately $3,795,000 of debt issuance costs, which are being amortized over the term of the debt agreement. Other assets also include sales-type leases held for investment, which are stated at the present value of the future minimum lease payments and estimated residual values discounted at the rate implicit in the lease, net of

41 of 64

allowances for losses. Sales-type leases held for investments included in other assets were approximately $952,000 and $1,297,000 at December 31, 2004 and 2003, respectively.

Reserve for Losses on Merchant Accounts

     Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, we and the acquiring bank, must bear the credit risk for the full amount of the transaction. We evaluate our risk for such transactions and estimate our potential loss for chargebacks based primarily on historical experience and other relevant factors. At December 31, 2004 and 2003, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1,121,000 and $1,198,000, respectively.

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

     The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses of $3,936,000, $2,391,000 and $3,801,000 for the years ended December 31, 2004, 2003 and 2002, respectively, are included in other costs of services in the accompanying consolidated statements of operations.

Financial Instruments

     We believe the carrying amounts of financial instruments at December 31, 2004, including cash, restricted cash, accounts receivable, sales-type leases held for investment, accounts payable and notes payable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivables, carrying amounts approximate the respective fair values. Generally, notes payable are variable or fixed-rate instruments at terms we believe would be available if similar financing were obtained from another third party. As such, their carrying amounts also approximate their fair value.

Stock-Based Compensation

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

     The following table presents the effect on net income (loss) and basic and diluted net income (loss) per common share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

42 of 64

	Year Ended December 31,
	2004	2003	2002
Net income (loss) allocable to common stockholders, as reported	$24,735	$14,966	$(2,009)

Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of related tax expense	(1,635)	(1,034)	(385)

Pro forma net income (loss)	$23,100	$13,932	$(2,394)

Earnings per share:
As reported:
Basic	$1.50	$1.14	$(0.38)
Diluted	$1.39	$1.02	$(0.38)

Pro Forma:
Basic	$1.40	$1.06	$(0.46)
Diluted	$1.30	$0.95	$(0.46)

     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 50% for 2004 and 2003 and 100% for 2002, (iii) expected lives of 3 years for all periods, (iv) and risk-free interest rates ranging from 2% to 4% for all periods.

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

Advertising Costs

     We recognize advertising costs as incurred. Advertising costs were $81,000, $52,000 and $8,000 in 2004, 2003 and 2002, respectively, and were included in selling, general and administrative expenses.

Extraordinary Items

     SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, requires companies to classify certain gains and losses from debt extinguishments as extraordinary items. Upon adoption of this standard in 2002, we reclassified $540,000 of debt extinguishments as extraordinary items to other income.

New Accounting Pronouncements

     In October 2004, the FASB ratified Emerging Issues Task Force Issue No. 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination Abstract (“EITF 04-01”). EITF 04-01 requires that the consummation of a business combination between parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-01 should be applied to business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. Amounts previously recognized as goodwill should not be reclassified as an identifiable intangible asset, however, previously recognized goodwill should be tested for impairment. Any effect on a goodwill impairment charge should be reported in operating income. To date, we have not consummated a business combination that would fall

43 of 64

within the scope of EITF 04-01 and as such, we do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective as of July 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We have not yet determined which adoption method to utilize. Further, we have not yet decided whether we will adopt the provisions of this standard on July 1, 2005, as required, or earlier, as allowed.

     As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations although it will have no impact on our cash flows. The exact impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the number of options issued during fiscal 2005 as well as the assumptions and valuation method used to measure compensation cost under the fair value method of accounting. The historical pro forma income statement impact is not indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

3. Initial Public Offering

     In May 2003, we completed an initial public offering (“IPO”) whereby we sold 5,625,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $75.6 million (after underwriters’ discount of $6.3 million and related offering expenses of $8.1 million). As described in Note 8, we used $55.7 million of the proceeds to repay debt that had a carrying value of $52.1 million and converted an additional $9.0 million of debt with a carrying value of $8.2 million into 562,500 shares of common stock. The repayment and conversion of debt resulted in recognition of a noncash pre-tax charge of approximately $4.4 million due to the acceleration of interest expense equal to the unamortized debt discount balance at the date of repayment or conversion. This charge of $4.4 million is included as interest expense in our consolidated statements of operations. Immediately prior to the offering we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying consolidated financial statements have been adjusted to reflect this reverse split.

4. Acquisitions

     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted.

First Data Merchant Services Merchant Portfolio

     On December 28, 2004, we entered into an Asset Purchase Agreement with First Data Merchant Services (“FDMS”), a subsidiary of First Data Corporation, pursuant to which we acquired a portfolio of merchant contracts (“the “FDMS Merchant Portfolio”) for a price of $130.0 million in cash, of which $0.9 million related to certain rental equipment. Pursuant to the terms of the Asset Purchase Agreement, the acquisition became effective on December 31, 2004, and we commenced receiving revenue from the merchant contracts on January 1, 2005. We expanded our revolving credit facility with Bank of America and JPMorgan Chase Bank to $180 million from $80 million to finance the acquisition. The purchase price allocated to merchant portfolios of $129.1 million is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over seven years for financial reporting purposes and fifteen years for income tax purposes.

First Data Merchant Services Agent Bank Portfolio

     On December 19, 2003, we entered into an asset purchase agreement with FDMS to acquire certain assets related to their Agent Bank Portfolio for $55.0 million in cash, of which $1.8 million related to certain rental equipment. The operating results of the FDMS Agent Bank Portfolio were included in our consolidated statements of operations effective January 1, 2004. The purchase price allocated to merchant portfolios of $53.2 million is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over seven years for financial reporting purposes and fifteen years for income tax purposes.

CardPayment Solutions, Inc.

     On August 5, 2003, we entered into an Asset Purchase Agreement (the “CardPayment Agreement”) with CardPayment Solutions,

44 of 64

Inc. (“CardPayment”), whereby we acquired substantially all of the assets and assumed debt of approximately $1.0 million, which was repaid in the third quarter of 2003, for $12.0 million cash and 118,409 shares of our common stock valued at $25.34 per share for an aggregate of $3.0 million, plus a contingent payment based upon performance, which CardPayment was subsequently paid in August 2004. CardPayment is a provider of credit card transaction processing services.

     The acquisition was recorded under the purchase method. The operating results of CardPayment from August 1, 2003, are included in our consolidated statements of operations. Total consideration was allocated to the fair value of assets and liabilities acquired as follows:

Cash and restricted cash	$327,000
Accounts receivable	426,000
Prepaid expenses and other	25,000
Fixed assets	51,000
Intangible assets	3,725,000
Goodwill	14,570,000
Merchant loss reserve	(59,000)
Accounts payable and accrued liabilities	(3,074,000)
Debt	(991,000)

$15,000,000

     Intangible assets consist of merchant portfolios of $3,700,000 and are being amortized over seven years. Goodwill and intangible assets are amortized over fifteen years for income tax purposes. The debt assumed in the acquisition was repaid during 2003.

Other Acquisitions

     Additionally, we made various other purchases of residual cash flow streams and merchant processing portfolios, as well as one business (“Transaction Solutions”), collectively totaling $18.6 million during 2004. Transaction Solutions was acquired during September 2004. Consideration included cash at closing and a contingent payment based upon future performance over two years which we anticipate to be partially supported by a letter of credit. The acquisition of Transaction Solutions was recorded under the purchase method. The purchase prices for the residual cash flow streams and merchant processing portfolios have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of four to seven years. As a result of these acquisitions, we recorded approximately $11.4 million of intangible assets and $6.2 million of goodwill during fiscal 2004.

Pro Forma Disclosure for the Above Business Acquisitions

     There were no acquisitions of businesses during 2004 and 2003 that would require a pro forma disclosure.

5. Intangible Assets

     As of December 31, 2004, we had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Merchant processing portfolios	$243,220	$(26,970)	$216,250
Other intangible assets	5,007	(1,926)	3,081

Total	$248,227	$(28,896)	$219,331

45 of 64

     As of December 31, 2003, we had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Merchant processing portfolios	$102,240	$(10,606)	$91,634
Other intangible assets	4,229	(1,270)	2,959

Total	$106,469	$(11,876)	$94,593

     For 2004, 2003 and 2002, respectively, amortization expense related to the merchant processing portfolios was $15,805,000, $5,630,000 and $3,521,000 and amortization expense related to other intangible assets was $844,000, $966,000 and $1,292,000.

6. Details of Balance Sheet Accounts

(in thousands)	December 31, 2004	December 31, 2003

Property and Equipment, net:
Office equipment	$814	$686
Furniture and fixtures	950	718
Leasehold improvements	155	224
Computer software and equipment	869	842
Capital leases	—	45
Terminals	2,872	1,800

	5,660	4,315
Less — accumulated depreciation and amortization	(2,911)	(982)

	$2,749	$3,333

Goodwill, net:
Goodwill, net — beginning balance	73,002	60,790
Goodwill acquired during the period	6,271	13,018
Adjustments to goodwill acquired in prior period	87	(806)

	$79,360	$73,002

7. Commitments and Contingencies

Leases

     We lease our office facilities for approximately $135,000 per month under operating leases. Our facilities are located in Nashville, Tennessee, Westchester, Illinois, two California locations in Calabasas and Santa Barbara, and Bridgeville, Pennsylvania. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2004 (in thousands):

Year Ending	Amount
2005	$996
2006	1,032
2007	999
2008	709
2009	714
Thereafter	—

Total	$4,450

     Total rent expense for the years ended 2004, 2003 and 2002 was $1,134,000, $1,210,000 and $801,000, respectively.

46 of 64

Minimum Processing Commitments

     We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. As of December 31, 2004, such minimum commitments were as follows (in thousands):

Year Ending	Amount
2005	$19,299
2006	13,992
2007	9,741
2008	7,722
2009	3,297
Thereafter	3,924

Total	$57,975

     In conjunction with the FDMS Merchant Portfolio and FDMS Agent Bank Portfolio acquisitions (Note 4), we also entered into service agreements with FDMS (the “Service Agreements”) pursuant to which FDMS agreed to perform certain data processing and related services with respect to the acquired merchant contracts through 2011. In consideration for entering into the Service Agreements, we are required to pay FDMS a processing fee related to these accounts of at least $13.7 million in 2005, which is included in the minimum commitment table above. For each subsequent year we are required to pay a processing fee of at least 70% of the amount paid during the immediately preceding year. The minimum commitments for years after 2005 included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual fees paid in the preceding years.

     We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year beginning in 2005 and continuing through 2011. The minimum commitments for such years are not calculable as of December 31, 2004, and are excluded from this table.

Litigation

Michelle Martin f/k/a Michelle Swiger on behalf of herself and the general public as private attorney general, v. Axin Financial Services, Inc., and E-Commerce Exchange, Inc., Civil Action No. 03004236 — State of California, Superior Court of Orange County.

     As previously reported in our Annual Report filed on Form 10-K for the year ended December 31, 2003, this lawsuit was brought by Michelle Martin on behalf of herself and as a private attorney general. On October 4, 2004 the court issued a Final Order Approving Settlement and Final Judgment of Dismissal of the lawsuit. The Final Judgment of Dismissal became final on December 3, 2004, and this matter has been fully settled between the parties and all claims have been dismissed. Our allocated portion of the total amount payable pursuant to the settlement stipulation terms and Final Judgment did not have a material adverse effect on our business, financial condition or results of operations.

Thomas Zito v. Leasecomm Corporation, E-Commerce Exchange, Inc., etc. et al, United States District Court, Southern District of New York, Case No. 02CV8074.

     As previously reported in our Annual Report filed on Form 10-K for the year ended December 31, 2003, this lawsuit was initially filed in October 2002, by 184 plaintiffs who filed a complaint against E-Commerce Exchange, Inc., a subsidiary of the Company (“ECX”), Leasecomm Corporation (“Leasecomm”) and several additional defendants in the United States District Court for the Southern District of New York (the “Zito v. Leasecomm Action”). The complaint alleged that the defendants engaged in certain activities in connection with their purported sale of Internet access, franchises and other services and that by participating in a number of the alleged acts with other defendants, each of the defendants violated the Racketeer Influenced and Corrupt Organizations Act of 1970, (“RICO”), and further alleged violations of state unfair and deceptive practices acts, unlawful franchise offerings, common law fraud and negligent and intentional infliction of emotional distress, and requested, unspecified monetary damages, punitive damages, costs and attorney’s fees and equitable relief in the form of an injunction and restitution. ECX filed a Motion to Dismiss on January 31, 2003 (each of the other named defendants filed their own separate Motion to Dismiss), which the Court granted in September 2003, but also providing the plaintiffs leave to amend and re-file the complaint.

     In September 2003, 213 plaintiffs filed a separate complaint against ECX and several additional defendants in the United States District Court for the Southern District of New York (the “Zito v. Burtzloff Action”). The Burtzloff complaint included the same

47 of 64

plaintiffs named in the Zito v. Leasecomm Action, plus 29 additional plaintiffs and added two additional defendants to those named in the Zito v. Leasecomm Action Subsequently, the court ordered the Zito v. Burtzloff Action and the Zito v. Leasecomm Action to be consolidated and in November 2003, the plaintiffs filed a consolidated Amended Complaint. As a result of further motions filed by defendants, plaintiff’s claims for negligent infliction of emotional distress have been dismissed in their entirety and claims for intentional infliction of emotional distress have been dismissed as to certain other plaintiffs. In January 2005, plaintiffs (including 4 newly added plaintiffs) served a Second Amended Complaint, which dropped all claims for unlawful franchise offerings and negligent infliction of emotional distress, and which ECX answered on February 18, 2005. Extensive discovery is anticipated, and no trail date has been set at this time. Although we are vigorously defending ourselves in this case, there can be no assurance that we will be successful in our defense, or whether a failure to prevail would have a material adverse effect on our business or financial condition or results of operations.

Venus L. Franklin and Sandra Lindsey v. Leasecomm Corporation and E-Commerce Exchange, Inc., Cambridge District Court, Commonwealth of Massachusetts, Civil Action No. 04-338.

     As previously reported in our Annual Report filed on Form 10-K for the year ended December 31, 2003, in March 2003, a lawsuit was commenced in the Middlesex Superior Court, Commonwealth of Massachusetts, by two named plaintiffs, on behalf of themselves and a purported nationwide putative class against ECX and Leasecomm (the “Superior Court Action”). The complaint, as amended in November 2003, included seven claims based on alleged violations of various Massachusetts state statutes and common-law, arising out of certain lease transactions and lease agreements between Leasecomm as “lessor” and each Plaintiff as “lessee” (the “Leasecomm Agreements”) for licenses of “payment gateways” (also known as “virtual terminals”) marketed under the names “Quick Commerce” and “Quick Commerce Pro”. ECX and Leasecomm each filed a Motion to Dismiss the Amended Complaint, both of which were granted in March 2004. The plaintiffs then filed the instant lawsuit in the District Court, alleging the same claims as asserted in the prior dismissed Superior Court Action, and asks the Court to certify a nationwide class of plaintiffs consisting of all persons and businesses (excluding certain residents of Texas) who within the six-year period prior to the filing of the lawsuit, entered into similar Leasecomm Agreements to acquire a “Quick Commerce” or “Quick Commerce Pro” license. ECX has answered the Complaint and factual discovery has commenced. The court has not set a trial date for this matter.

     Although we believe that certification of the “nationwide class” sought by the plaintiffs is not appropriate for the claims asserted in this lawsuit, and will be vigorously opposed by us, there can be no assurance that we will prevail in so doing. Additionally, although we are vigorously defending ourselves in this case, there can be no assurance that we will be successful in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

Howard Ehrenberg, Chapter 7 Trustee for the Estate of ITSV, Inc., vs. CREDITCARDS.COM, INC., a California corporation, IPAYMENT, INC., et al., U.S. B.C. Case No. LA 02-31259-EC, Adversary Case No. 04-2214VZ.

     This matter was initially reported in our Quarterly Report for the quarter ended June 30, 2004, filed on Form 10-Q in connection with certain bankruptcy proceedings in the United States Bankruptcy Court, Los Angeles, California, related to the of the Estate of ITSV, Inc. (the “Debtor”). In July 2004, Howard Ehrenberg, as the Chapter 7 Trustee for the Debtor Estate, commenced an adversary proceeding in the United States Bankruptcy Court on behalf of the Debtor Estate, which was amended on August 5, 2004, with the filing of a First Amended Complaint, in which the plaintiff alleged causes of action for fraud, fraudulent transfer, conspiracy to defraud, and for “unfair competition” against the us, certain of our officers and directors and several other individuals and companies, including the accounting firms of Ernst & Young LLP (“EY”) and Arthur Andersen LLP (“AA”), and the law firms of Morgan, Lewis & Bockius LLP (“MLB”) and Brobeck, Harrison and Phleger (“BHP”). The complaint, as amended, asked for general damages, treble damages, prejudgment interest, attorneys’ fees and recovery of other costs associated with bringing the suit. We (and certain other defendants) vigorously defended ourselves in this matter and contended that the claims and the underlying allegations asserted in the complaint against us were without merit. We, along with various other defendants, filed several motions, including a Motion for Summary Judgment seeking a dismissal of the lawsuit. Prior to the hearing date set for our Motion for Summary Judgment, the plaintiff voluntarily dismissed, with prejudice, defendants, EY, AA, MLB and BHP. On January 13, 2005, our (and the remaining defendants) Motion for Summary Judgment was granted, and the Judgment dismissing the lawsuit in its entirety was entered on February 9, 2005 was scheduled to become “final” on February 28,2005. Prior to the expiration of the appeal period, the plaintiff filed a Motion for Reconsideration of the Court’s Order Granting the Motion for Summary Judgment, or in the alternative, For Leave to Amend, which is set for hearing on March 31, 2005. The filing of the Motion for Reconsideration automatically extends the deadline for filing a notice of appeal of the Judgment of Dismissal.

     We believe that the plaintiff’s Motion for Reconsideration lacks merits, and we will vigorously oppose the requested relief. At this time we cannot determine how the court will rule on the pending Motion for Reconsideration filed by the plaintiff, or if the Motion were to be granted, the likely outcome of this action. However, we continue to believe that the claims asserted against us in this lawsuit and the underlying allegations asserted in it are without merit, should we be required to do so, we intend to continue to vigorously defend ourselves in this matter, however, there can be no assurance that we will be successful in our defense, or that a

48 of 64

failure to prevail will not have a material adverse effect on our business or financial condition or results of operations.

France Vacations, Inc., etc. v. Citibank, etc., and iPayment, Inc. et al., Los Angeles County Superior Court, State of California, Case No. BC327932.

     On January 27, 2005, France Vacations, Inc. and Tahiti Vacations, Inc., filed a complaint in the Los Angeles County Superior Court against us and seven banks and financial institutions. Although we have not been served with a summons and the complaint filed by the plaintiffs, we have nevertheless obtained a copy of the complaint as filed on January 27, 2005. The complaint asserts claims that arise from or relate to alleged wrongful conduct of a former employee of plaintiffs whom plaintiffs had designated as an “authorized employee” on its merchant processing accounts with us, whom plaintiffs allege engaged in a scheme to misappropriate of funds that were due plaintiffs from transactions processed through their merchant accounts, by issuing credits to be posted to her own credit card accounts (or in the name of an accomplice), which were submitted and charged against funds processed by plaintiffs through their merchant account. The plaintiff alleges that we and the other defendants are responsible and liable for the loss that the plaintiffs sustained as a result of the alleged scheme of embezzlement, conversion, and misappropriation of funds by their former employee, based on claims for breach of contract, negligence, conversion, civil conspiracy, “unfair competition” (by violation of California’s Cartwright Act), tortuous breach of the covenant of fair dealings and good faith. The plaintiff asks for injunctive and declaratory relief, and an accounting, plus contractual and tort money damages, treble damages for unfair competition claims, punitive damages, pre and post judgment interest, attorneys’ fees and costs of suit.

     We have not yet retained legal counsel to represent us in this lawsuit, since, to date we have not been served with a summons and copy of the complaint the plaintiffs filed. Should we in fact be served, we will consult with legal counsel. However, it is our current intention, that should we be required to do so, we will vigorously defend ourselves, although, at this time there can be no assurance that we would be successful in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No.05CC02794 — State of California, Superior Court of Orange County.

     This lawsuit, naming ECX, and several other defendants, was filed on February 2, 2005 and is brought by Robert Aguilard and nine other named plaintiffs on behalf of themselves, and as private attorneys general pursuant to California Business and Professions Code Sections 17204 and 17535, on behalf of all persons similarly situated, and on behalf of the general public, as a “class action” pursuant to California Code of Civil Procedure Section 382 (the “class” defined in the compliant is composed of “all persons who purchased or leased a Quick Commerce or Wonderpay software/license/set-up fee from the Defendants”). The complaint alleges a single cause of action for “unfair competition” (including “unfair business practices”) pursuant to California Business and Professions Code Sections 17200, arising out of certain alleged transactions and marketing activities by defendants in connection with various merchant credit card processing services and products offered to persons and businesses that intended to conduct “e-commerce” business and acquired a license for a “virtual terminal” marketed under the name “Quick Commerce” or “Wonderpay”. The complaint seeks an order certifying the lawsuit as a “certified class action”, for a declaratory judgment as to the rights and liabilities of the parties, for a preliminary and permanent injunction to restrain and enjoin defendants from continuing to engage in the alleged unlawful conduct, an order requiring defendants to provide an accounting, restitution for amounts paid by plaintiffs (and “class” members), disgorgement of profits obtained by the “unfair competition” activities engaged in by defendants, interest, attorney fees, costs of suit, and such other relief as may be proper.

     We recently engaged legal counsel to represent us in this lawsuit, and our response to the complaint is currently required to be filed on or before March 24, 2005. Based on our present understanding of the factual and legal matters related to this matter, we believe that we have meritorious defenses to these claims and we intend to vigorously defend ourselves in this case, and to vigorously oppose the plaintiffs request for the court to approval this matter as a certified “class action”, including a “class” as defined by the plaintiffs in the complaint or as may otherwise be requested. Although we currently intend to vigorously defend ourselves in this case and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense. However, we believe that the ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations.

     We are also subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverages, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters, could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated operating results

49 of 64

could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management’s attention.

8. Long-Term Debt

     In December 2004 we amended our credit facility with Bank of America as the lead bank. The amendment expanded the credit facility from $80.0 million to $180.0 million which was subsequently expanded to $205.0 million in February 2005 (Note 17). The credit facility includes a $5.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings is payable at a Base Rate or a rate of LIBOR plus a margin of 1.50% to 2.25% (currently LIBOR plus 2.00%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.40%) on any undrawn amounts. Such undrawn amounts were $27.5 million at December 31, 2004. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of December 31, 2004. At December 31, 2004, $152.5 million was outstanding under the credit facility at the Base Rate of 5.5%. This rate was converted to LIBOR on January 6, 2005, at 4.4%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.

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

     Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003
Revolving credit facility	$152,500	$45,000
Notes payable to ECX preferred stockholders including accrued interest	15,937	15,591
Notes payable to other investors	—	4,500
Various equipment lease agreements	3	45

	168,440	65,136
Less: current portion of long-term debt	(3)	(4,537)

	$168,437	$60,599

     Notes payable to other investors at December 31, 2003, consisted solely of a note payable to our chief executive officer. The note paid interest at 6% and was repaid in January 2004.

     Notes payable to ECX preferred stockholders at December 31, 2004, include principal of $14,975,000 and accrued interest of $962,000. One-half of the interest is capitalized to the principal amount of the note, which through March 31, 2003 increased (on a pro rata basis) the number of shares of our common stock the notes are convertible into. At December 31, 2004, the notes and a portion of the accrued interest are convertible into 662,079 shares of common stock at a price of $23.16 per share. The notes accrue interest at an annual rate of 4.5%. One half of the interest is payable quarterly and the other half is due when the notes mature in March 2008. As of December 31, 2004, $25,000, plus accrued interest, of the original $15,000,000 note have been converted into shares of our common stock.

50 of 64

     The maturities of long-term debt are as follows (in thousands):

Year Ending	Amount
2005	$3
2006	—
2007	—
2008	168,437
2009	—
Thereafter	—

$168,437

9. Income Taxes

     The provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002, was comprised of the following (in thousands):

	2004	2003	2002
Current:
Federal	$9,751	$692	$—
State	2,275	711	10

Total current	12,026	1,403	10

Deferred	4,569	5,389	(609)

Change in valuation allowance	(3,891)	(5,389)	609

Total income tax provision (benefit)	$12,704	$1,403	$10

     The differences between the federal statutory tax rate of 35% and effective tax rates are primarily due to state income tax provisions, net operating loss (“NOL”) carryforwards, deferred tax valuation allowance and permanent differences, as follows:

	2004	2003	2002
Statutory Rate	35%	35%	35%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	6%	6%	(3)%
Recognition of previously reserved deferred tax assets utilized in current year	(8)%	(32)%	(26)%
Permanent differences	1%	(1)%	(4)%

Total	34%	8%	2%

51 of 64

     Deferred income tax assets are included as a component of other assets in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 and were comprised of the following (in thousands):

	2004	2003
Deferred tax assets:
Depreciation and amortization	$2,423	$2,590
Merchant loss reserve	—	482
Loss on investment	—	699
Net operating loss	2,188	4,652
Other	961	1,670

Total deferred tax assets	5,572	10,093
Deferred tax liabilities:
Difference between book and tax basis for intangible assets	(3,248)	(5,197)
Other	(617)	—

Net deferred tax assets	1,707	4,896
Valuation allowance on deferred tax assets	(1,006)	(4,896)

Net deferred taxes	$701	$—

     At December 31, 2004, we had approximately $5.8 million of federal net operating loss carry-forwards that will be available to offset regular taxable income through 2022, subject to annual limitations of up to $2.5 million per year due to certain ownership changes in previous years pursuant to section 382 of the Internal Revenue Code. We also have approximately $2.9 million of state net operating loss carry-forwards, again subject to similar annual limitations, that will expire in various states between 2011 and 2022.

     SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Sufficient uncertainty exists regarding the realizability of certain of our deferred tax assets such that a valuation allowance has been established. The net deferred taxes recorded at December 31, 2004, represent amounts that are more likely than not to be utilized in the near term.

10. Mandatorily Redeemable Convertible Preferred Stock

     On April 12, 2001, we issued 2,577,200 shares of Series A Convertible Preferred Stock (“Preferred Stock”, or “Preferred Shares”) in exchange for cash of $2,750,000 and conversion of certain debt in the amount of $1,530,000. The Preferred Stock was redeemable at a price of $6.03 per share on the earlier of the fifth anniversary date of its original issuance or the occurrence of a Significant Event, as defined. Accretion on the Preferred Stock was being recorded over five years, and at December 31, 2002, the carrying value was $6,670,000. The Preferred Stock was converted into 1,192,470 shares of common stock in conjunction with our IPO in May 2003.

11. Stock Options and Warrants

     We have two separate stock option plans. Our Stock Incentive Plan (“SIP”) was adopted by our board of directors and approved by the stockholders in May 2001. Our Non-employee Directors Stock Option Plan (“DSOP”) was adopted by our board of directors and approved by the stockholders in August 2002. They were later amended and restated by our board of directors in April 2003. The SIP contains a feature to allow for annual automatic increases in the maximum number of shares authorized for issuance based on the actual number of shares outstanding at the end of each year. As of December 31, 2004, 2,321,801 and 347,025 shares were authorized for issuance under the SIP and DSOP, respectively, of which 611,569 and 272,993 shares, respectively, were available for future grants.

     The SIP is available for officers and other employees, as well as board members, consultants, advisors, agents, independent contractors and independent sales or service organizations. The DSOP is available for non-employee board members only. Grants are made periodically during the year. The exercise price is set at the closing market price on the grant date. Options typically vest over a two to four-year period, and expire between four and ten years from the grant date. We measure compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock. In 2004 and 2003, we recognized $22,000 and $30,000, respectively, of compensation expense related to stock options granted to non-employees. In 2003 and 2002, we amortized $25,000 and $35,000, respectively, related to stock options issued to an executive officer below fair market value in 2002.

52 of 64

     A summary of our stock options outstanding at period ends and changes during the periods are presented below:

			Exercisable at Period End
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, December 31, 2001	286,478	$4.30	66,444	$7.67

Granted	822,806	6.83
Cancelled	(97,959)	9.64
Transferred to warrant	(54,506)	0.02
Exercised	—	—

Outstanding, December 31, 2002	956,819	$6.18	200,097	$3.67

Granted	891,063	18.82
Cancelled	(38,327)	25.22
Exercised	(197,901)	3.83

Outstanding, December 31, 2003	1,611,654	$13.07	418,467	$5.09

Granted	99,000	38.00
Cancelled	(124,292)	11.81
Exercised	(256,647)	8.89

Outstanding, December 31, 2004	1,329,715	$15.85	640,731	$10.97

     Additional information regarding employee options outstanding as of December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$0.86	60,778	6.39 years	$0.86	60,778	$0.86
$4.32 - $5.40	226,244	4.94 years	$4.99	219,304	$5.01
$8.32	159,708	3.56 years	$8.32	118,957	$8.32
$16.00 - $23.85	783,985	8.54 years	$18.88	241,692	$20.22
$33.99 - $42.58	99,000	9.43 years	$38.00	—	—

     During 2001 and 2002 we issued warrants to purchase 2,077,809 shares of our common stock, which were exercisable at a price of $0.02 per share. The warrants were issued in conjunction with various debt agreements. Substantially all warrants were exercised during 2003 and there were no warrants outstanding at December 31, 2004.

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

     The Director of Investments for Harbinger Mezzanine Partners, L.P. (“Harbinger”) served on our Board of Directors. In April 2001, we executed a promissory note to Harbinger for $4.0 million. In connection with this loan, we issued warrants for 375,250 shares of our common stock at an exercise price of $0.02 per share. This note was repaid and all warrants were exercised in 2003.

     At various times in 2001 and 2002, we executed subordinated promissory notes to certain of our directors and officers or to their related parties in the aggregate amount of $17.4 million. In connection with these notes, we issued warrants to purchase 563,569

53 of 64

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

Convertible Promissory Note

     A general partner and member of various entities affiliated with Summit Partners, L.P. (“Summit”) is a member of our Board of Directors. In March 2002, we executed convertible subordinated promissory notes to entities affiliated with Summit in an aggregate of $14.9 million (and together with unaffiliated parties an aggregate of $15.0 million) for the acquisition of E-Commerce Exchange. These notes bear interest at 4.52% and mature on March 19, 2008. The notes and a portion of the accrued interest thereon are convertible, at the option of the holders, into shares of our common stock as further discussed in Note 8.

Other Transactions

     Our CEO owns Hardsworth, LLC (“Hardsworth”), an investment company. We reimbursed Hardsworth approximately $202,000, $201,000 and $139,000 in 2004, 2003 and 2002, respectively for use of an executive jet for corporate purposes. Hardsworth owns a 100% interest in the jet.

     Our CEO owns a 34% interest in Century II Staffing, Inc. (“Century II”), a professional employer organization. From January 2001 through June 2003, Century II provided human resources and benefits administration services to us. We paid approximately $88,000 and $133,000 to Century II in 2003 and 2002, respectively, for these services. Effective July 1, 2003, we transferred our human resource and benefits administration services to a different provider.

     Our office in Bridgeville, Pennsylvania is owned by an employee and leased to the Company under an operating lease that expires in April 2007. Annual rent payments are $30,000 .

     Effective August 2002, we began utilizing gateway services from BluePay Inc. Certain of our employees are shareholders of BluePay. Payments to BluePay for the periods ended December 31, 2004 and 2003 were approximately $787,000 and $213,000, respectively.

     Based on our evaluation of our related parties, we believe that all transactions were conducted at arm’s length.

13. Significant Concentration

     Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2004, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 2% of revenues during 2004. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

14. Segment Information and Geographical Information

     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During 2004, 2003 and 2002, we had no single customer that represented 2% or more of revenues. All revenues are generated in the United States.

15. Employee Agreements and Employee Benefit Plans

     During 2002 and 2001, we entered into employment agreements with various officers to secure employment. Under terms of the agreements, we provided the employees with salary, incentive compensation and stock grants and/or options in return for various periods of employment.

     We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the Plan, we may match contributions of up to three percent of a participant’s salary. Employer contributions for 2004, 2003 and 2002 were $151,000, $111,000 and $52,000, respectively.

54 of 64

16. Summarized Quarterly Financial Data

     The following unaudited schedule indicates our quarterly results of operations for 2004, 2003 and 2002 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2004
Revenue	$79,969	$89,384	$93,388	$101,441
Interchange	37,315	43,513	46,125	49,609
Income from operations	8,066	9,392	10,540	11,869
Net income	5,002	5,677	6,439	7,617
Per share:
Basic	$0.30	$0.34	$0.39	$0.46
Diluted	$0.28	$0.32	$0.36	$0.42
2003
Revenue	$46,675	$54,308	$59,847	$65,222
Interchange	24,010	28,336	30,302	31,607
Income from operations	4,559	5,534	6,709	10,413
Net income (loss)	888	(582)	5,086	10,226
Per share:
Basic	$0.06	$(0.06)	$0.31	$0.63
Diluted	$0.05	$(0.06)	$0.29	$0.58
2002
Revenue	$16,479	$21,540	$29,249	$48,545
Interchange	6,706	7,637	13,329	24,172
Income from operations	643	871	2,773	5,345
Net income (loss)	(718)	(589)	1,213	(399)
Per share:
Basic	$(0.24)	$(0.21)	$0.15	$(0.12)
Diluted	$(0.24)	$(0.21)	$0.12	$(0.12)

17. Subsequent Events (unaudited)

     In January 2005, we entered into an Asset Purchase Agreement (the “PCS Agreement”) with Petroleum Card Services, Inc. (“PCS”), an independent sales group with a growing portfolio of over 2,000 merchants and annual charge volume of approximately $800 million. Consideration included cash at closing and a contingent payment based upon future performance. PCS specializes in the unbranded petroleum and convenience store market. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired. The operating results of PCS will be included in our consolidated statements of operations beginning on January 1, 2005.

55 of 64

Schedule II – Valuation and Qualifying Accounts
iPayment, Inc.

		Additions
	Balance at	Charged to	Charged to Other				Balance at
	Beginning of	Costs and	Accounts –		Deductions –		End of
Description	Period	Expenses	Describe		Describe		Period
Year Ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$225,000	$—	$40,000	(1)	$172,000	(2)	$93,000
Valuation allowance on deferred tax asset	6,643,000	609,000	3,033,000	(3)	—		10,285,000

Total	$6,868,000	$609,000	$3,073,000		$172,000		$10,378,000

Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$93,000	$98,000	$—		$40,000	(2)	$151,000
Valuation allowance on deferred tax asset	10,285,000	(5,389,000)	—		—		4,896,000

Total	$10,378,000	$(5,291,000)	$—		$40,000		$5,047,000

Year Ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$151,000	$96,000			$117,000	(2)	$130,000
Valuation allowance on deferred tax asset	4,896,000	(2,486,000)	(1,404,000	) (4)			1,006,000

Total	$5,047,000	$(2,390,000)	$(1,404,000)		$117,000		$1,136,000

(1)	Reclassification from other assets

(2)	Net charge-offs of previously reserved accounts receivables

(3)	Reserves acquired in business combinations

(4)	Includes $1.0 million reversal to goodwill for NOL’s related to an acquired entity, and $0.4 million reversal to common stock for prior year tax benefit from stock option exercises.

56 of 64

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Changes in Internal Control Over Financial Reporting - During the fourth fiscal quarter of 2004, there were no changes in internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
iPayment, Inc. :

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that iPayment, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iPayment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance

57 of 64

regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that iPayment, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, iPayment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iPayment, Inc. as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 11, 2005

ITEM 9B. Other Information

     In February 2005, we entered into an amendment to our credit facility pursuant to which we increased the amount of borrowings available to us from $180 million to $205.0 million. The amended credit facility includes a $5.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings is payable at a Base Rate or a rate of LIBOR plus a margin of 1.50% to 2.25% (currently LIBOR plus 2.00%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.40%) on any undrawn amounts. Such undrawn amounts were $27.5 million at December 31, 2004. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of December 31, 2004. At December 31, 2004, $152.5 million was outstanding under the credit facility at the Base Rate of 5.5%. This rate was converted to LIBOR on January 6, 2005, at 4.4%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.

     The agents and the lenders under the Amended and Restated Credit Agreement and their affiliates have provided, and future lenders under the Amended and Restated Credit Agreement may provide, various investment banking, other commercial banking and/or financial advisory services to iPayment for which they have received, and will in the future receive, customary fees.

58 of 64

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Information relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

     The following table provides information about our executive officers as of December 31, 2004:

Name	Age	Position
Gregory S. Daily	45	Chairman of the Board and Chief Executive Officer
Carl A. Grimstad	37	President
Clay M. Whitson	47	Director, Chief Financial Officer and Treasurer
Afshin M. Yazdian	32	Executive Vice President, General Counsel and Secretary
Robert S. Torino	51	Executive Vice President, and Assistant Secretary

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

ITEM 11. Executive Compensation

     Information concerning this item is included in our definitive Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

59 of 64

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning this item is included in our definitive Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

     Information concerning this item is included in our definitive Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

     Information concerning this item is included in our definitive Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

     The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated March 11, 2005, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 32 above.

2. Financial Statement Schedule

     The Financial Statement Schedule, together with the report thereon of Ernst & Young LLP dated March 11, 2005, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 32 above.

3. Exhibits

     Reference is made to the Exhibit Index beginning on page 62 hereof.

60 of 64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT INC.

By:	/s/ Gregory S. Daily

Name: Gregory S. Daily
Title: Chairman and Chief
Executive Officer

March 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

Signature	Title
/s/ Peter Y. Chung Peter Y. Chung	Director

/s/ David T. Vandewater David T. Vandewater	Director

/s/ David M. Wilds David M. Wilds	Director

/s/ Don McLemore Don McLemore	Director	/s/ Gregory S. Daily Name: Gregory S. Daily
Attorney-in-Fact

/s/ Jennie Carter Thomas Jennie Carter Thomas	Director

/s/ Clay M. Whitson Clay M. Whitson	Chief Financial Officer, Treasurer and Director (Principal Finance and Accounting Officer)

61 of 64

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of iPayment, Inc. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 3, 2003).

3.2	Amended and Restated Bylaws of iPayment, Inc. (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 3, 2003).

3.3	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of iPayment, Inc. (incorporated by reference to Exhibit 3.6 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

4.2	iPayment Holdings, Inc. Investors’ Rights Agreement dated April 12, 2001 among iPayment Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.3	Amendment No. 1 to the Investors’ Right Agreement dated March 19, 2002 among iPayment Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.4	iPayment Holdings, Inc. Piggyback Rights Agreement dated August 9, 2002 among iPayment Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.5	Piggyback Rights Agreement dated August 28, 2002 among iPayment, Inc., James D. Goodrich and Stephen P. Goodrich (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6,

4.6	2002). Rights Agreement between iPayment, Inc. and Wachovia Bank, National Association as Rights Agent (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.1	Form of Convertible Subordinated Promissory Note (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.2	Form of iPayment Holdings, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.3	Form of Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.4	iPayment, Inc. Non-Employee Directors Stock Option Plan dated August 23, 2002 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.5	Service Agreement dated July 1, 2002 between First Data Merchant Services Corporation and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 4, 2003).

10.6	First Amendment to Service Agreement dated October 25, 2002 between First Data Merchant Services Corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.7	Office Lease Multi Tenant Gross Rent dated September 10, 2001 between Catellus Finance 1, L.L.C. and iPayment, Inc. (incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.8	Office Lease Agreement dated December 24, 2003 between IL-Westbrook Corporate Center, L.L.C. and OnLine Data Corp., (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.9	Office Lease Agreement dated July 19, 2002, between EOP-Westbrook Corporate Center, L.L.C. and OnLine Data Corp., (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.10	Office Lease Agreement dated December 27, 2002, between EOP-Westbrook Corporate Center, L.L.C. and OnLine Data Corp., (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

62 of 64

10.11	Sublease dated September 18, 2002 between 101 Communications, LLC and iPayment, Inc. (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.12	Consent of Landlord to Sublease dated October 4, 2002 by Catellus Finance 1, L.L.C., 10.1 Communications, LLC and iPayment, Inc. (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.13	Employment Agreement effective February 26, 2001 between Gregory S. Daily and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.14	Employment Agreement effective February 26, 2001 between Carl Grimstad and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.15	Employment Agreement effective September 3, 2002 between Clay M. Whitson and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.16	Merchant Program Processing Agreement dated January 31, 2003, among iPayment, Inc., Chase Merchant Services, LLC and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.37 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.17	Processing Services Agreement dated January 1, 2003, between iPayment, Inc. and Vital Processing Services LLC. (incorporated by reference to Exhibit 10.38 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.18	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.19	Form of Amended and Restated Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.20	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.41 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.21	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.22	Agreement and Plan of Merger dated March 19, 2002 among iPayment Holdings, Inc., iPayment Acquisition Sub, Inc. and E-Commerce Exchange, Inc. (incorporated by reference to Exhibit 2.3 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.23	Agreement and Plan of Merger dated August 9, 2002 among iPayment Holdings, Inc., ODC Acquisition Sub, Inc. and OnLine Data Corp. (incorporated by reference to Exhibit 2.4 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.24	Agreement and Plan of Merger dated August 26, 2002 between iPayment Holdings, Inc. and iPayment, Inc. (incorporated by reference to Exhibit 2.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.25	Agreement and Plan of Merger dated August 28, 2002 among iPayment, Inc., iPayment of Maine, Inc., First Merchants Bancard Services, Inc., James D. Goodrich and Stephen P. Goodrich. (incorporated by reference to Exhibit 2.6 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.26	Agreement and Plan of Merger dated September 9, 2002 among iPayment, Inc., CardSync Acquisition Sub, Inc. and CardSync Processing, Inc. (incorporated by reference to Exhibit 2.7 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.27	Credit Agreement dated August 1, 2003 among iPayment, Inc, the lenders names therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50280) filed with the Commission on August 14, 2003).

10.28	Second Amendment to Credit Agreement dated December 19, 2003, (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.).

10.29	Third Amendment to Credit Agreement dated February 13, 2004, (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.).

63 of 64

10.30	Amended and Restated Credit Agreement (“Amended and Restated Credit Agreement”) among iPayment, Inc., Bank of America, N.A. and the lenders party thereto dated December 28, 2004, filed herewith.

10.31	First Amendment, dated February 14, 2005, to Amended and Restated Credit Agreement, filed herewith.

10.32	Asset Purchase Agreement, dated December 27, 2004, between iPayment, Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services, (portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment filed herewith).

10.33	Services Agreement, dated December 27, 2004, between iPayment, Inc. and First Data Merchant Services Corporation (portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment filed herewith).

10.34	Officers 2005 Compensation and Bonus Schedule, filed herewith.

14.1	Code of Ethics, (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, filed herewith.

24.1	Power of Attorney, filed herewith.

31.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

64 of 64