Form 10-Q
period 2005-03-31
IPAYMENT INC
filed 2005-05-06
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑   NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2005

Common Stock, $0.01 par value	16,852,290

Part 1.

Item 1. Financial Statements

iPAYMENT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,024	$888
Accounts receivable, net of allowance for doubtful accounts of $119 and $130 at March 31, 2005 and December 31, 2004, respectively	17,330	17,031
Prepaid expenses and other current assets	7,311	6,765

Total current assets	25,665	24,684

Restricted cash	2,532	3,248
Property and equipment, net	2,895	2,749
Intangible assets and other, net of accumulated amortization of $37,898 and $28,896 at March 31, 2005 and December 31, 2004, respectively	215,551	219,331
Goodwill, net	90,260	79,360
Other assets, net	7,134	6,876

Total assets	$344,037	$336,248

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,898	$2,418
Accrued liabilities and other	9,416	11,377

Total current liabilities	11,314	13,795

Related party long-term debt	16,027	15,937
Long-term debt	153,500	152,500

Total liabilities	180,841	182,232

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued or outstanding at March 31, 2005, and December 31, 2004	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 16,852,290 shares issued and outstanding at March 31, 2005; 180,000,000 shares authorized, 16,757,891 shares issued and outstanding at December 31, 2004	134,707	132,825
Deferred compensation	(1,892)	(2,318)
Retained earnings	30,381	23,509

Total stockholders’ equity	163,196	154,016

Total liabilities and stockholders’ equity	$344,037	$336,248

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues	$163,363	$79,969

Operating expenses:
Interchange	97,421	37,315
Other costs of services	48,775	31,702
Selling, general and administrative	3,524	2,886

Total operating expenses	149,720	71,903

Income from operations	13,643	8,066

Other expense:
Interest expense	2,297	710
Other	81	(339)

Income before income taxes	11,265	7,695

Income tax provision	4,393	2,693

Net income	$6,872	$5,002

Basic and diluted earnings per common share:
Earnings per share
Basic	$0.41	$0.30
Diluted	$0.38	$0.28

Weighted average shares outstanding
Basic	16,721	16,459
Diluted	18,230	18,050

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities
Net income	$6,872	$5,002
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,086	4,627
Noncash interest expense	249	141
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(299)	(1,775)
Prepaid expenses and other current assets	(556)	(2,067)
Other assets	(395)	(143)
Accounts payable, accrued liabilities and other	(1,439)	1,383

Net cash provided by operating activities	14,518	7,168

Cash flows from investing activities
Change in restricted cash	716	8,001
Expenditures for property and equipment	(443)	(97)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(16,556)	(295)

Net cash (used in) provided by investing activities	(16,283)	7,609

Cash flows from financing activities
Net borrowings (repayments) on line of credit	1,000	(11,000)
Repayments of debt	—	(4,507)
Proceeds from issuance of common stock and exercise of options	901	525

Net cash provided by (used in) financing activities	1,901	(14,982)

Net increase (decrease) in cash and cash equivalents	136	(205)
Cash and cash equivalents, beginning of period	888	733

Cash and cash equivalents, end of period	$1,024	$528

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$4,734	$874
Cash paid during the period for interest	$1,484	$531

Non-cash increases in assets (liabilities) from acquisitions:
Plant and equipment	$108	$—
Intangible assets	$5,382	$295
Goodwill	$11,066	$—

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization and Business and Basis of Presentation

Organization and Business

     iPayment, Inc. was originally incorporated as iPayment Holdings, Inc. in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. iPayment is a provider of card-based payment processing services to small business merchants located across the United States. We enable merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. We market and sell our services primarily through independent sales groups.

     As used in these Notes to Consolidated Financial Statements, the terms “iPayment”, the “Company”, “we”, “us”, “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

Basis of Presentation

     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004 (included in our Annual Report on Form 10-K).

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

iPAYMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table presents the effect on net income and basic and diluted net income per common share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$6,872	$5,002

Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(575)	(445)

Pro forma net income	$6,297	$4,557

Earnings per share:
As reported:
Basic	$0.41	$0.30
Diluted	$0.38	$0.28

Pro Forma:
Basic	$0.38	$0.28
Diluted	$0.35	$0.26

     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 45% and 50% for 2005 and 2004, respectively (iii) expected lives of 3 years for for all periods (iv) and risk-free interest rates ranging from 2% to 4% for all periods.

(2) Acquisitions

     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. There were no acquisitions of businesses during 2005 or 2004 that would require pro forma disclosure. For the three months ended March 31, 2005 and 2004, respectively, amortization expense related to our merchant processing portfolios and other intangible assets was $9,226,000 and $3,753,000.

First Data Merchant Services Merchant Portfolio

     On December 28, 2004, we entered into an Asset Purchase Agreement with First Data Merchant Services (“FDMS”), a subsidiary of First Data Corporation, pursuant to which we acquired a portfolio of merchant contracts (the “FDMS Merchant Portfolio”) for a price of $130.0 million in cash, of which $0.9 million related to certain rental equipment. Pursuant to the terms of the Asset Purchase Agreement, the acquisition became effective on Decemer 31, 2004, and we commenced receiving revenue from the merchant contracts on January 1, 2005. The purchase price allocated to merchant portfolios of $129.1 million is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over seven years for financial statement reporting purposes and fifteen years for income tax purposes.

Other Acquisitions

     Additionally, we made various other purchases of residual cash flow streams and merchant processing portfolios, as well as one business (“Petroleum Card Services”), collectively totaling $16.6 million during the three months ended March 31, 2005. Petroleum Card Services was acquired during January 2005. Consideration included cash at closing and a contingent payment based upon future performance over two years. The acquisition of Petroleum Card Services was recorded under the purchase method with purchase price allocated to goodwill and merchant processing portfolios. As such, the results of operations for Petroleum Card Services have been included in the consolidated income statements as of January 1, 2005. The purchase prices for the residual cash flow streams and merchant processing portfolios have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of four to seven years.

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Long-Term Debt

     As of March 31, 2005, we had notes and a revolving credit facility arrangement outstanding in an aggregate principal amount of $169.5 million, consisting of $153.5 million outstanding under our revolving credit facility and $16.0 million of convertible subordinated promissory notes (including $1.0 million of accrued interest, of which $0.4 million is convertible). The convertible notes carry an interest rate of 4.5% and may be converted into 662,079 shares of our common stock at the discretion of the holders at a price of $23.16 per share.

     We currently have a $205.0 million revolving credit facility with Bank of America and JP Morgan Chase as lead banks, which is expandable to $280.0 million. In December 2004 we amended our existing credit facility from $80.0 million to $180.0 million to facilitate the acquisition of the FDMS merchant portfolio. This was subsequently expanded to $205.0 million in February 2005. The credit facility includes a $5.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.00%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.40%) on any undrawn amounts. Such undrawn amounts were $51.5 million at March 31, 2005. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of March 31, 2005. At March 31, 2005, $153.5 million was outstanding under the credit facility, at a weighted average interest rate of 4.75%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.

     We also have net capitalized debt issuance costs related to the credit facility totalling $3.7 million as of March 31, 2005. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility. Amortization expense related to the debt issuance costs was $0.2 million for the three months ended March 31, 2005.

(4) Stockholders’ Equity

Earnings Per Share

     We report net income or loss per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic earnings per share (“EPS”), which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.

     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options, warrants and conversion of convertible securities has an anti-dilutive effect, and therefore are excluded from the computation of diluted EPS. For the three months ended March 31, 2005, approximately 42,000 weighted average common stock equivalents from stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2005			2004
	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount

Basic earnings per share	$6,872	16,721	$0.41	$5,002	16,459	$0.30
Effects of dilutive securities:
Stock options	—	815	(0.02)	—	894	(0.01)
Convertible debt	100	662	(0.01)	101	662	(0.01)
Restricted stock	—	32	—	—	35	—

Diluted earnings per share	$6,972	18,230	$0.38	$5,103	18,050	$0.28

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Segment Information and Geographical Information

     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 2% or more of revenues. Substantially all revenues are generated in the United States.

(6) Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123 (“SFAS 123R”) which requires all share-based payments to employees to be recognized in the income statement based on their fair values. Our option grants to employees, non-employees and directors will represent share-based payments. We expect to calculate the fair value of share-based payments under SFAS No. 123R on a basis substantially consistent with the fair value approach of SFAS No. 123. We plan to adopt SFAS No. 123R in our fiscal year beginning January 1, 2006. We cannot reasonably estimate the impact of adoption at this time.

(7) Income Taxes

     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefits from certain stock option transactions. These benefits totaled $0.9 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively, and do not affect reported income tax expense, but rather were reflected as an increase to common stock.

(8) Commitments and Contingencies

Litigation

Howard Ehrenberg, Chapter 7 Trustee for the Estate of ITSV, Inc., vs. CREDITCARDS.COM, INC ., a California corporation, IPAYMENT, INC., et al., U.S. B.C. Case No. LA 02-31259-EC, Adversary Case No. 04-2214VZ.

     As previously reported in our Annual Report on Form 10-K, this matter arises out of certain bankruptcy proceedings in the United States Bankruptcy Court, Los Angeles, California, related to the Estate of ITSV, Inc. (the “Debtor”). In July 2004, the plaintiff, Howard Ehrenberg, the Chapter 7 Trustee for the Debtor Estate, commenced an adversary proceeding in the United States Bankruptcy Court on behalf of the Debtor Estate, in which the plaintiff alleged, pursuant to a First Amended Complaint, causes of action for fraud, fraudulent transfer, conspiracy to defraud, and for “unfair competition” against us, certain wholly owned subsidiaries of ours, certain of our officers and directors and several other individuals and companies, including the accounting firms of Ernst & Young LLP (“EY”) and Arthur Andersen LLP (“AA”), and the law firms of Morgan, Lewis & Bockius LLP (“MLB”) and Brobeck, Harrison and Phleger (“BHP”). The complaint, as amended, asked for general damages, treble damages, prejudgment interest, attorneys’ fees and recovery of other costs associated with bringing the suit. We (and certain other defendants) vigorously defended ourselves in this matter and contended that the claims and the underlying allegations asserted in the complaint against us were without merit. We, along with various other defendants, filed a Motion for Summary Judgment seeking a dismissal of the lawsuit. Prior to the hearing date set for our Motion for Summary Judgment, the plaintiff voluntarily dismissed, with prejudice, defendants, EY, AA, MLB and BHP. On January 13, 2005, our (and the remaining defendants) Motion for Summary Judgment was granted, and a Judgment dismissing the lawsuit in its entirety was entered on February 9, 2005. The plaintiff thereafter filed a Motion for Reconsideration of the court’s order granting the Motion for Summary Judgment, or in the alternative, for Leave to Amend, which automatically extended the period for filing a notice of appeal of the Judgment of Dismissal. We (and the remaining defendants) opposed the relief sought by the plaintiff in its Motion for Reconsideration, and on March 31, 2005 the court denied the plaintiff’s requested relief. On April 14, 2005 the court issued its order denying the plaintiff’s Motion for Reconsideration, which was entered by the Clerk of the Court on April 15, 2005. The plaintiff then filed a Notice of Appeal of the Court’s Order granting the Motion for Summary Judgment and Court’s Order denying the plaintiff’s Motion for Reconsideration.

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     While we cannot predict with any certainty the outcome of the plaintiff’s appeal, we believe that it lacks merit, and we intend to vigorously oppose any relief sought by the plaintiffs appeal and therefore believe that it should not be successful. We continue to believe that the claims asserted against us in this lawsuit are without merit and if the order granting our Motion for Summary Judgment is reversed on appeal, then in such event, we intend to continue to vigorously defend ourselves in this matter, however, there can be no assurance that we will be successful in our defense, or that a failure to prevail will not have a material adverse effect on our business or financial condition or results of operations.

Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No.05CC02794 — State of California, Superior Court of Orange County.

     This lawsuit, naming our subsidiary E-Commerce Exchange, Inc. (“ECX”), and several other defendants, was filed on February 2, 2005 and was initially reported in our Annual Report on Form 10-K. On March 25, 2005, ECX filed a Demurrer and Motion to Strike to plaintiffs’ initial complaint, setting a hearing date of April 27, 2005. In response to our Demurrer and Motion to Strike, on April 8, 2005, the plaintiffs filed a First Amended Complaint which ECX must respond to on or before May 13, 2005. Based on our present understanding of the factual and legal matters related to this matter, we believe that we have meritorious defenses to these claims and we intend to vigorously defend ourselves in this case, and to vigorously oppose the plaintiffs’ request for the court to approval this matter as a certified “class action”, including a “class” as defined by the plaintiffs in the complaint or as may otherwise be requested. Although we currently intend to vigorously defend ourselves in this case and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense. However, we believe that the ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations.

     We are party to various other legal proceedings in the normal course of business. Please see the description under the caption “Legal Proceedings” in the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2005, pursuant to Rule 424(b)(4) under the Securities Act (File No. 000-50280).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2005, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-101705). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Certain important factors, which are discussed elsewhere in this document and in our Form 10-K filed March 14, 2005, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

Executive Overview

     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of March 31, 2005, we provided our services to more than 130,000 small merchants located across the United States, up from over 92,000 as of March 31, 2004. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through over 750 independent sales groups, which gives us a non-employee, external sales force representing more than 2,600 sales professionals. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and Vital Processing Services, and we rely on banks such as JP Morgan Chase to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating centers in Calabasas, California and Westchester, Illinois.

     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants through our independent sales groups and make occasional acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.

     Our operating results point to successful execution of this strategy during the first quarter of 2005. Charge volume increased to $6,248 million for the three months ended March 31, 2005, from $2,863 million for the three months ended March 31, 2004, and revenues increased 104% to $163,363 million for the three months ended March 31, 2005, from $80.0 million for the three months ended March 31, 2004. These increases were primarily the result of acquisitions, principally the FDMS Merchant Portfolio purchased in December of 2004 and two businesses purchased since September 2004. Income from operations increased to $13.6 million for the three months ended March 31, 2005, from $8.1 million for the three months ended March 31, 2004.

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

     Accounting for Goodwill and Intangible Assets. We follow Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with SFAS No. 142, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

     We completed the testing for impairment of goodwill as of July 31, 2004, using the present value of future cash flows and determined that the fair value of the reporting unit exceeded the carrying amount of the net assets of the reporting unit, including goodwill, and we determined that goodwill was not impaired.

     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of December 31, 2004, and determined no impairment charge was required.

     Accounting for Stock-Based compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard will be effective as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We have not yet determined which adoption method to utilize. We currently intend to adopt the provisions of this standard on January 1, 2006, as required.

     As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our cash flows. The exact impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the number of options issued during fiscal 2005 and 2006 as well as the assumptions and valuation method used to measure compensation cost under the fair value method of accounting. The historical pro forma income statement impact is not indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

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

     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At December 31, 2004, we had approximately $5.8 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2022, subject to annual limitations of up to $2.5 million per year. We also have approximately $2.9 million of state net operating loss carryforwards, again subject to similar annual limitations, that will expire in various states between 2011 and 2022. We have placed a valuation allowance on a portion of our net deferred tax asset, which is primarily comprised of operating loss carryforwards, as a result of limitations placed on the ability to utilize such operating loss carryforwards due to ownership changes which occurred prior to our initial public offering.

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

     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to independent sales groups, which are commissions we pay to our independent sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.

     Other costs of services also include depreciation and amortization expenses, which are recognized on a straight-line basis over the estimated useful life of the asset. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolio.

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

Off-Balance Sheet Arrangements

     We do not have transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated: (dollars in thousands)

					Change
	Three months ended	% of Total	Three months ended	% of Total
	March 31, 2005	Revenue	March 31, 2004	Revenue	Amount	%
Revenues	$163,363	100.0%	$79,969	100.0%	$83,394	104.3
Operating Expenses
Interchange	97,421	59.6	37,315	46.7	60,106	161.1
Other costs of services	48,775	29.8	31,702	39.6	17,073	53.9
Selling, general and administrative	3,524	2.2	2,886	3.6	638	22.1

Total operating expenses	149,720	91.6	71,903	89.9	77,817	108.2

Income from operations	13,643	8.4	8,066	10.1	5,577	69.1
Other expense
Interest expense	2,297	1.4	710	7.1	1,587	223.5
Other	81	0.1	(339)	(0.4)	420	NM

Total other expense	2,378	1.5	371	7.1	2,007	541.0

Income before income taxes	11,265	6.9	7,695	9.6	3,570	46.4
Income tax provision	4,393	2.7	2,693	3.4	1,700	63.1

Net income	$6,872	4.2	$5,002	6.3	$1,870	37.4

NM = Not meaningful

Three Months Ended March 31, 2005 (“2005”) Compared to Three Months Ended March 31, 2004 (“2004”)

     Revenues. Revenues increased 104.3% to $163.4 million in 2005 from $80.0 million in 2004. Substantially all of this increase was attributable to our acquisition of two businesses and one significant portfolio since September 2004.

     Interchange Expenses. Interchange expenses increased 161.1% to $97.4 million in 2005 from $37.3 million in 2004. The increase was primarily attributable to increased charge volume driven mainly by our acquisitions. Interchange expenses as a percentage of total revenues increased to 59.6% in 2005 from 46.7% in 2004 as interchange expenses as a percentage of revenues for the FDMS Merchant Portfolio are higher than the rest of our mix of business.

     Other Costs of Services. Other costs of services increased $17.1 million or 53.9% to $48.8 million in 2005 from $31.7 million in 2004. Other costs of services as a percentage of revenues decreased to 29.8% in 2005 from 39.6% in 2004 . Other costs of services as a percentage of revenues decreased primarily due to a decrease in residuals and personnel costs as a percentage of revenues as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in these costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 22.1% to $3.5 million in 2005 from $2.9 million in 2004. The increase was primarily due to an increase in personnel related costs. Selling, general and administrative expenses as a percentage of revenues decreased to 2.2% in 2005 from 3.6% in 2004 as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in personnel costs.

     Other Expense. Other expense in 2005 primarily consisted of $2.3 million of interest expense. Other expense increased to $2.4 million from $0.4 million in 2004, primarily due to an increase in interest expense resulting from an increase in borrowings to fund acquisitions. For the first quarter of 2004, we benefited from a settlement of a lawsuit of $0.3 million pretax, net of legal expenses, or approximately $0.01 per diluted share after tax.

     Income Tax. Income tax expense increased to $4.4 million in 2005 from $2.7 million in 2004 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 39.0% in 2005, compared to 35.0% in 2004. As our taxable income increased in 2005, the utilization of previously unrecognized net operating loss carryforwards had a proportionately smaller beneficial impact on our effective rate than it did in 2004.

Liquidity and Capital Resources

     As of March 31, 2005, we had cash and cash equivalents totaling $1.0 million, compared to $0.9 million as of December 31, 2004. We had net working capital (current assets in excess of current liabilities) of $14.4 million as of March 31, 2005, compared to $10.9 million as of December 31, 2004. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to settle our current obligations.

Operating activities

     Net cash provided by operating activities was $14.5 million in 2005, consisting of net income of $6.9 million and depreciation and amortization of $10.1 million, partially offset by a net unfavorable change in operating assets and liabilities of $2.7 million.

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

Investing activities

     Net cash used by investing activities was $16.3 million in 2005. Net cash used by investing activities primarily consisted of $16.6 million paid for the purchases of several portfolios as well as one business (Petroleum Card Services). We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

     Net cash provided by investing activities was $7.6 million in 2004. Net cash provided by investing activities primarily consisted of $8.0 million held on deposit by a former sponsor bank that was returned to us.

Financing activities

     Net cash provided by financing activities was $1.9 million in 2005, primarily consisting of net borrowings on our credit facility of $1.0 million and $0.9 million of proceeds from stock option exercises. Repayments of debt on our credit facility were $14.0 million during the first quarter of 2005.

     Net cash used in financing activities was $15.0 million in 2004, primarily consisting of net repayments on our credit facility of $11.0 million and repayments of other debt to our Chairman and Chief Executive Officer totaling $4.5 million, partially offset by $0.5 million of proceeds from stock option exercises.

     As of March 31, 2005, we had notes and a revolving credit facility arrangement outstanding in an aggregate principal amount of $169.5 million, consisting of $153.5 million outstanding under our revolving credit facility and $16.0 million of convertible subordinated promissory notes (including $1.0 million of accrued interest, of which $0.4 million is convertible). The convertible notes carry an interest rate of 4.5% and may be converted into 662,079 shares of our common stock at the discretion of the holders at a price of $23.16 per share.

     We currently have a $205.0 million revolving credit facility with Bank of America and JP Morgan Chase as lead banks, which is expandable to $280.0 million. In December 2004 we amended our existing credit facility from $80.0 million to $180.0 million to facilitate the acquisition of the FDMS merchant portfolio. This was subsequently expanded to $205.0 million in February 2005. The credit facility includes a $5.0 million letter of credit sublimit and is secured by our assets. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.00%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.40%) on any undrawn amounts. Such undrawn amounts were $51.5 million as of March 31, 2005. The credit facility contains customary affirmative and negative covenants including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of March 31, 2005. At March 31, 2005, $153.5 million was outstanding under the credit facility, at a weighted average interest rate of 4.75%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.

     We also have net capitalized debt issuance costs related to the credit facility totalling $3.7 million as of March 31, 2005. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility.

     The following table of our material contractual obligations as of March 31, 2005, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Credit facility	$153,500	$—	$—	$153,500	$—
Convertible notes (including accrued interest)	16,027	—	16,027	—	—
Operating lease obligations	4,308	1,106	1,961	1,241	—
Purchase obligations (1)(2)(3)	56,631	19,514	22,927	10,266	3,924

Total contractual obligations	$230,466	$20,620	$40,915	$165,007	$3,924

(1)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(2)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $13.7 million in fiscal 2005, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2005, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(3)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year beginning in 2005 and continuing through 2011. The minimum commitments for such years are not calculable as of March 31, 2005, and are excluded from this table.

     We expect to be able to fund our operations, capital expenditures and contractual obligations above (other than repayment of our credit facility) using our cash from operations. We intend to use our credit facility primarily to fund additional acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and contractual obligations above using cash from operations, we intend to use borrowings under our credit facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue opportunities that may arise in the future if an opportunity that we consider attractive arises to raise additional funding. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

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

     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At March 31, 2005, $153.5 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $1.5 million.

     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding legal proceedings is contained in Note 8 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

iPayment, Inc.

Date: May 6, 2005	By: /s/ Gregory S. Daily

Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2005	By: /s/ Clay M. Whitson

Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Compensation Plan for Executive Officers 2005, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.