Form 10-Q
period 2005-06-30
IPAYMENT INC
filed 2005-08-04
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common Stock, $0.01 par value	17,009,090

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2005	December 31,
	(Unaudited)	2004

ASSETS
Current assets:
Cash and cash equivalents	$2,349	$888
Accounts receivable, net of allowance for doubtful accounts of $150 and $130 at June 30, 2005 and December 31, 2004, respectively	20,430	17,031
Prepaid expenses and other current assets	9,453	6,765

Total current assets	32,232	24,684

Restricted cash	2,478	3,248
Property and equipment, net	2,957	2,749
Intangible assets, net of accumulated amortization of $47,174 and $28,896 at June 30, 2005 and December 31, 2004, respectively.	207,385	219,331
Goodwill, net	102,966	79,360
Other assets, net	10,063	6,876

Total assets	$358,081	$336,248

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,151	$2,418
Accrued liabilities and other	23,128	11,377

Total current liabilities	31,279	13,795

Related party long-term debt	16,027	15,937
Long-term debt	136,500	152,500

Total liabilities	183,806	182,232

Minority interest in equity of consolidated subsidiary	1,330	—

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued or outstanding at June 30, 2005, and December 31, 2004	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 17,009,090 shares issued and outstanding at June 30, 2005; 180,000,000 shares authorized, 16,757,891 shares issued and outstanding at December 31, 2004	139,866	132,825
Deferred compensation	(5,030)	(2,318)
Retained earnings	38,109	23,509

Total stockholders’ equity	172,945	154,016

Total liabilities and stockholders’ equity	$358,081	$336,248

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$181,138	$89,384	$344,501	$169,353

Operating expenses:
Interchange	106,031	43,513	203,452	80,828
Other costs of services	55,091	33,683	103,866	65,385
Selling, general and administrative	4,676	2,796	8,200	5,682

Total operating expenses	165,798	79,992	315,518	151,895

Income from operations	15,340	9,392	28,983	17,458

Other expense (income):
Interest expense	2,281	649	4,578	1,359
Other expense (income)	496	—	577	(339)

Income before income taxes and minority interest in earnings of consolidated subsidiary	12,563	8,743	23,828	16,438

Income tax provision	4,900	3,066	9,293	5,759

Minority interest in earnings of consolidated subsidiary	66	—	66	—

Net income	$7,729	$5,677	$14,601	$10,679

Basic and diluted earnings per common share:
Earnings per share
Basic	$0.46	$0.34	$0.87	$0.65
Diluted	$0.43	$0.32	$0.81	$0.60

Weighted average shares outstanding
Basic	16,783	16,527	16,752	16,493
Diluted	18,214	18,113	18,247	18,083
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities
Net income	$14,601	$10,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,272	9,576
Noncash interest expense	495	321
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(3,399)	(1,064)
Prepaid expenses and other current assets	(2,668)	(2,389)
Other assets	(4,368)	(181)
Accounts payable	5,718	1,931
Accrued liabilities and other	3,632	2,461

Net cash provided by operating activities	34,283	21,334

Cash flows from investing activities
Change in restricted cash	770	7,797
Expenditures for property and equipment	(810)	(149)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(18,712)	(3,760)

Net cash (used in) provided by investing activities	(18,752)	3,888

Cash flows from financing activities
Net repayments on line of credit	(16,000)	(21,500)
Repayments of debt	—	(4,515)
Proceeds from issuance of common stock	1,930	937

Net cash used in financing activities	(14,070)	(25,078)

Net increase in cash and cash equivalents	1,461	144
Cash and cash equivalents, beginning of period	888	733

Cash and cash equivalents, end of period	$2,349	$877

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,478	$1,975
Cash paid during the period for interest	$3,512	$848

Supplemental schedule of non-cash activities:
Accrual of Deferred payments of acquisitions of businesses	$9,500	$—
Restricted stock issued to employees	$3,625	$1,410
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments consisting only of normal and recurring adjustments, considered necessary for a fair presentation. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiary and reflect the minority interest of the portion of the entity that we do not own as “Minority Interest in Equity of Consolidated Subsidiary” on our consolidated balance sheets. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004 (included in our Annual Report on Form 10-K).
     Certain prior year amounts have been reclassified to conform to the current year presentation. Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to independent sales groups, which are commissions we pay to such groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and service expenses, sponsorship costs and other third-party processing costs.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the effect on net income and basic and diluted net income per common share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$7,729	$5,677	$14,601	$10,679

Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(590)	(371)	(1,165)	(816)

Pro forma net income	$7,139	$5,306	$13,436	$9,863

Earnings per share:
As reported:
Basic	$0.46	$0.34	$0.87	$0.65
Diluted	$0.43	$0.32	$0.81	$0.60

Pro Forma:
Basic	$0.43	$0.32	$0.80	$0.60
Diluted	$0.40	$0.30	$0.75	$0.56
     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 45% and 50% for 2005 and 2004, respectively (iii) expected lives of 3 years for for all periods (iv) and risk-free interest rates ranging from 2% to 5% for all periods.
(2) Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. There were no acquisitions of businesses during 2005 or 2004 that would require pro forma disclosure. For the three months ended June 30, 2005 and 2004, respectively, amortization expense related to our merchant processing portfolios and other intangible assets was $9.3 million and $4.0 million. For the six months ended June 30, 2005 and 2004, respectively, amortization expense related to our merchant processing portfolios and other intangible assets was $18.5 million and $8.0 million.
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
Other Acquisitions
     During the six months ended June 30, 2005, we acquired one business (“Petroleum Card Services”) and a 51 percent interest in a joint venture with an independent sales group, which had 95 employees at June 30, 2005. In addition, we made various other purchases of residual cash flow streams and merchant processing portfolios, collectively with Petroleum Card Services and the joint venture totaling $18.7 million. Petroleum Card Services was acquired during January 2005. Consideration included cash at closing and a contingent payment based upon future performance over two years which has been achieved during the three months ended June 30, 2005, and accrued for in the Consolidated Balance Sheets but not paid as of June 30, 2005. The acquisition of Petroleum Card Services was recorded under the purchase method with purchase price primarily allocated to goodwill and merchant processing portfolios. The results of operations for

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Petroleum Card Services have been included in the consolidated income statements as of January 1, 2005. The purchase prices for the residual cash flow streams and merchant processing portfolios have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of four to seven years for financial reporting purposes and fifteen years for income tax purposes.
(3) Long-Term Debt
     As of June 30, 2005, we had notes and a revolving credit facility arrangement outstanding in an aggregate principal amount of $152.5 million, consisting of $136.5 million outstanding under our revolving credit facility and $16.0 million of convertible subordinated promissory notes (including $1.0 million of accrued interest, of which $0.4 million is convertible). The convertible notes carry an interest rate of 4.52% and may be converted into 662,079 shares of our common stock at the discretion of the holders at a price of $23.16 per share and mature on March 19, 2008.
     We currently have a $205.0 million revolving credit facility with Bank of America and JP Morgan Chase as lead banks, which is expandable to $280.0 million. In December 2004 we amended our existing credit facility from $80.0 million to $180.0 million to facilitate the acquisition of the FDMS Merchant Portfolio. This was subsequently expanded to $205.0 million in February 2005. The credit facility includes a $5.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.00%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.40%) on any undrawn amounts. Such undrawn amounts were $68.5 million at June 30, 2005. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of June 30, 2005. At June 30, 2005, $136.5 million was outstanding under the credit facility, at a weighted average interest rate of 5.19%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.
     We also have net capitalized debt issuance costs related to the credit facility totalling $3.4 million as of June 30, 2005. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility. Amortization expense related to the debt issuance costs was $0.2 million and $0.5 million for the three and six months ended June 30, 2005, respectively.
(4) Stockholders’ Equity
Earnings Per Share
     We report net income or loss per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic earnings per share (“EPS”), which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.
     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and restricted stock using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. For the three and six months ended June 30, 2005, respectively, approximately 326,000 and 229,000 weighted average common stock equivalents from stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. Similarly, for the three and six months ended June 30, 2004, respectively, approximately 20,000 and 15,000 weighted average common stock equivalents from stock options were excluded from the computation of diluted EPS.
     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands except per share amounts):

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,
	2005			2004
	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount
Basic earnings per share	$7,729	16,783	$0.46	$5,677	16,527	$0.34
Effects of dilutive securities:
Stock options	—	691	(0.02)	—	884	(0.01)
Convertible debt	100	662	(0.01)	101	662	(0.01)
Restricted stock	—	78	—	—	40	—

Diluted earnings per share	$7,829	18,214	$0.43	$5,778	18,113	$0.32

	Six Months Ended June 30,
	2005			2004
	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount
Basic earnings per share	$14,601	16,752	$0.87	$10,679	16,493	$0.65
Effects of dilutive securities:
Stock options	—	750	(0.04)	—	891	(0.03)
Convertible debt	200	662	(0.02)	202	662	(0.02)
Restricted stock	—	83	—	—	37	—

Diluted earnings per share	$14,801	18,247	$0.81	$10,881	18,083	$0.60

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
(7) Income Taxes
     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefits from certain stock option transactions. These benefits totaled $0.5 million and $0.8 million for the three months ended June 30, 2005 and 2004, respectively, and $1.4 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively. Such benefits do not affect reported income tax expense, but rather are reflected as an increase to common stock.
(8) Commitments and Contingencies
Litigation

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No.05CC02794 — State of California, Superior Court of Orange County.
     This lawsuit, naming our subsidiary E-Commerce Exchange, Inc. (“ECX”), and third parties, A-1 Leasing LLC, (“A-1 Leasing”) and Duvera Billing Services (“Duvera”) as defendants, was filed on February 2, 2005 and was initially reported in our 2004 Annual Report on Form 10-K. As we reported in our Quarterly Report for the quarter ended March 31, 2005, filed on Form 10-Q, on April 8, 2005, the plaintiffs filed a First Amended Complaint (“FAC”), which ECX responded to by filing a Demurrer and Motion to Strike. Duvera also filed its own Demurrer and Motion to Strike and A-1 Leasing filed a Motion to Quash. The case has now been deemed “Complex” as defined by CRC 1800(a) and has been assigned to another Judge. A Status Conference and Hearing on defendant A-1 Leasing’s Motion to Quash is set for August 4, 2005. No hearing date has been set for the Demurrers and Motions to Strike filed by ECX and Duvera. Extensive discovery has commenced and no trial date has been set at this time.
     Although we currently intend to continue to vigorously defend ourselves in this case and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense or that a failure to prevail would not have a material adverse effect on our business or financial condition or results of operations.
Venus L. Franklin and Sandra Lindsey v. Leasecomm Corporation and E-Commerce Exchange, Inc., Cambridge District Court, Commonwealth of Massachusetts, Civil Action No. 04-338.
     As previously reported in our Annual Report filed on Form 10-K for the year ended December 31, 2004, this lawsuit was filed by two named Plaintiffs, on behalf of themselves and a purported nationwide putative class against ECX and Leasecomm. The complaint, initially included seven claims based on alleged violations of various Massachusetts state statutes and common-law, arising out of certain lease transactions and lease agreements between Leasecomm as “lessor” and each Plaintiff as “lessee” (the “Leasecomm Agreements”) for licenses of “payment gateways” (also known as “virtual terminals”) marketed under the names “Quick Commerce” and “Quick Commerce Pro” and asks the Court to certify a nationwide class of plaintiffs consisting of all persons and businesses (excluding certain residents of Texas) who within the six-year period prior to the filing of the lawsuit, entered into similar Leasecomm Agreements to acquire a “Quick Commerce” or “Quick Commerce Pro” license. In March 2005, Plaintiffs filed a Motion seeking leave of the Court to file a First Amended Compliant (“FAC”) which FAC included the same claims asserted in the initial Complaint, plus a newly included “usury” claim. Plaintiffs request to file the FAC was granted by the Court and ECX has answered the FAC. Factual discovery continues to be conducted. The court has not set a trial date for this matter.
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
France Vacations, Inc., etc. v. Citibank, etc., and iPayment, Inc. et al., Los Angeles County Superior Court, State of California, Case No. BC327932.
     As previously reported in our Annual Report filed on Form 10-K for the year ended December 31, 2004, Plaintiffs, France Vacations, Inc., (“France Vacations”) and Tahiti Vacations, Inc. (“Tahiti”) commenced this lawsuit on January 27, 2005 by filing a complaint in the Los Angeles County Superior Court against us and seven banks and financial institutions. Plaintiffs initial complaint asserted nine causes of action for claims arising from or relating to the alleged wrongful conduct of a former employee of Plaintiffs whom Plaintiffs had designated as an “authorized employee” on their merchant processing accounts. Plaintiffs allege that their former employee engaged in a scheme over a nine year period, from 1993 to 2002, to misappropriate funds by issuing credits to the former employee’s own credit card accounts (or in the name of an accomplice), through Plaintiffs merchant processing accounts. The initial complaint alleged that we and the other defendants are responsible and liable for the loss that the Plaintiffs sustained as a result of the alleged scheme of embezzlement, conversion, and misappropriation of funds by their former employee, based on claims for breach of contract, breach of fiduciary duty, negligence, conversion, civil conspiracy, “unfair competition” (by violation of California’s Cartwright Act), and tortious breach of the covenant of good faith and fair dealing. Plaintiffs asked for injunctive and declaratory relief, an accounting, contractual and tort money damages, treble damages for unfair competition claims, punitive damages, pre and post judgment interest, attorneys’ fees and costs of suit.
     We and the other defendants filed Demurrers and Motions to Strike the Complaint which were scheduled to be heard on June 23, 2005. On June 22, 2005, one day prior to the scheduled June 23, 2005 hearing date, in response to the Demurrers and Motions to Strike, Plaintiffs filed a First Amended Complaint (“FAC”) alleging essentially the same claims asserted in the initial complaint,

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
except the cause of action for breach of the covenant of good faith and fair dealing that was in the initial complaint was dropped from the FAC. We responded to the FAC by also filing a Demurrer and Motion to Strike, as did the other defendants. A Hearing on the Demurrers and Motions to Strike filed by us and the other defendants is set for August 2, 2005. Initial discovery has commenced and no trial date has been set at this time.
     Based on our present understanding of the factual and legal matters related to this matter, we believe that we have meritorious defenses to these claims and we intend to vigorously defend ourselves in this case. Although we currently intend to vigorously defend ourselves in this case and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
     We are party to various other legal proceedings in the normal course of business. Please see the description under the caption “Legal Proceedings” in the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2005, pursuant to Rule 424(b)(4) under the Securities Act (File No. 000-50280).
(9) Significant Developments
     On May 16, 2005, our Board of Directors established a Special Committee of the Board of Directors to evaluate the non-binding proposal from a newly-formed entity, wholly-owned by Gregory S. Daily, our Chairman and Chief Executive Officer, to acquire all of the outstanding shares of iPayment for a cash price of $38.00 per share and any alternative transactions. The Special Committee consists of four independent directors.
     On June 8, 2005 the Special Committee retained an independent financial advisor and independent legal counsel in connection with the Special Committee’s evaluation of Mr. Daily’s offer. Results for the second quarter of 2005 include pre-tax expenses of $496,000 relating to the work of the Special Committee of the Board of Directors to explore strategic alternatives.
     On July 22, 2005, the Special Committee rejected Mr. Daily’s offer to acquire the outstanding shares of the Company, and announced its intent to explore alternative transactions, as well as the possibility of remaining independent and not undertaking such transactions. Mr. Daily subsequently withdrew his offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2005. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     Certain important factors, which are discussed elsewhere in this document and in our Form 10-K filed March 14, 2005, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
Executive Overview
     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of June 30, 2005, we provided our services to more than 135,000 small merchants located across the United States, up from over 95,000 as of June 30, 2004. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through over 750 independent sales groups, which gives us a non-employee, external sales force representing more than 2,600 sales professionals. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and Vital Processing Services, and we rely on banks such as JP Morgan Chase to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating centers in Calabasas, California and Westchester, Illinois.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants through our independent sales groups and make occasional acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.
     Our operating results point to successful execution of this strategy during the first half of 2005. Charge volume increased to $12,555 million for the six months ended June 30, 2005, from $6,044 million for the six months ended June 30, 2004. Revenues also increased to $344.5 million for the six months ended June 30, 2005, from $169.4 million for the six months ended June 30, 2004. These increases were primarily the result of acquisitions, principally the FDMS Merchant Portfolio purchased in December of 2004 and two businesses purchased since September 2004. Income from operations increased to $29.0 million for the six months ended June 30, 2005, from $17.5 million for the six months ended June 30, 2004.
     On May 16, 2005, our Board of Directors established a Special Committee of the Board of Directors to evaluate the non-binding proposal from a newly-formed entity, wholly-owned by Gregory S. Daily, our Chairman and Chief Executive Officer, to acquire all of the outstanding shares of iPayment for a cash price of $38.00 per share and any alternative transactions. The Special Committee consists of four independent directors. On July 22, 2005, the Special Committee rejected Mr. Daily’s offer to acquire the outstanding shares of the Company, and announced its intent to explore alternative transactions, as well as the possibility of remaining independent and not undertaking such transactions. Mr. Daily subsequently withdrew his offer.
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
     We last completed the testing for impairment of goodwill as of July 31, 2004, using the present value of future cash flows and determined that the fair value of the reporting unit exceeded the carrying amount of the net assets of the reporting unit, including goodwill, and we determined that goodwill was not impaired.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of June 30, 2005, and determined no impairment charge was required.
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
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly.
     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At June 30, 2005, we had approximately $5.8 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2022, subject to annual limitations of up to $2.5 million per year. We also have approximately $2.9 million of state net operating loss carryforwards, again subject to similar annual limitations, that will expire in various states between 2011 and 2022. We have placed a valuation allowance on a portion of our net deferred tax asset, which is primarily comprised of operating loss carryforwards, as a result of limitations placed on the ability to utilize such operating loss carryforwards due to ownership changes which occurred prior to our initial public offering.
     Minority Interest. During the second quarter of 2005, we acquired a 51 percent interest in a joint venture with an independent sales group. Minority interest in earnings of consolidated subsidiary listed on the Consolidated Income Statements represents the minority shareholder’s share of the after-tax net income or loss of this entity. The minority interest in equity of consolidated subsidiary listed on the Consolidated Balance Sheets reflects the original investments by the minority shareholder, along with their proportionate share of the earnings or losses of the consolidated subsidiary.

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
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from certain agent bank portfolios acquired as part of the FDMS Agent Bank Portfolio acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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

Results of Operations
Three Months Ended June 30, 2005 (“2005”) Compared to Three Months Ended June 30, 2004 (“2004”)
In thousands (Unaudited)

	Three months ended	% of Total	Three months ended	% of Total	Change
	June 30, 2005	Revenue	June 30, 2004	Revenue	Amount	%
Revenues	$181,138	100.0%	$89,384	100.0%	$91,754	102.7%
Operating Expenses
Interchange	106,031	58.5	43,513	48.7	62,518	143.7
Other costs of services	55,091	30.4	33,683	37.7	21,408	63.6
Selling, general and administrative	4,676	2.6	2,796	3.1	1,880	67.2

Total operating expenses	165,798	91.5	79,992	89.5	85,806	107.3

Income from operations	15,340	8.5	9,392	10.5	5,948	63.3
Other expense
Interest expense	2,281	1.3	649	0.7	1,632	251.5
Other	496	0.3	—	—	496	100.0

Total other expense	2,777	1.6	649	0.7	2,128	327.9

Income before income taxes and minority interest in earnings of subsidiary	12,563	6.9	8,743	9.8	3,820	43.7
Income tax provision	4,900	2.7	3,066	3.4	1,834	59.8
Minority interest in earnings of subsidiary	66	0.0	—	—	66	100.0

Net income	$7,729	4.2	$5,677	6.4	$1,986	35.0

     Revenues. Revenues increased $91.8 million or 102.7% to $181.1 million in 2005 from $89.4 million in 2004. This increase was primarily attributable to our acquisition of two businesses and one significant portfolio since September 2004, which resulted in an increase in revenues of $80.0 million, representing 87.2% of our total growth in revenues over the prior period.
     Interchange Expenses. Interchange expenses increased $62.5 million or 143.7% to $106.0 million in 2005 from $43.5 million in 2004. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues increased to 58.5% in 2005 from 48.7% in 2004 as interchange expenses as a percentage of revenues for the FDMS Merchant Portfolio are higher than the rest of our mix of business.
     Other Costs of Services. Other costs of services increased $21.4 million or 63.6% to $55.1 million in 2005 from $33.7 million in 2004. Other costs of services as a percentage of revenues decreased to 30.4% in 2005 from 37.7% in 2004. Other costs of services as a percentage of revenues decreased primarily due to a decrease in residuals and personnel costs as a percentage of revenues as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in these costs.
     Selling, General and Administrative. Selling, general and administrative expenses increased $1.9 million or 67.2% to $4.7 million in 2005 from $2.8 million in 2004. The increase was primarily due to an increase in personnel related costs. Selling, general and administrative expenses as a percentage of revenues decreased to 2.6% in 2005 from 3.1% in 2004, as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in personnel costs.
     Other Expense. Other expense in 2005 primarily consisted of $2.3 million of interest expense. Other expense also included $0.5 million of expenses incurred by the Special Committee of the Board of Directors related to the evaluation of strategic alternatives. Other expense increased $2.1 million or 327.9% from $0.6 million in 2004, primarily due to an increase in interest expense resulting from an increase in borrowings to fund acquisitions.
     Income Tax. Income tax expense increased $1.8 million to $4.9 million in 2005 from $3.1 million in 2004 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 39.0% in 2005, compared to 35.0% in 2004. As our taxable income increased in 2005, the utilization of previously unrecognized net operating loss carryforwards had a proportionately smaller beneficial impact on our effective rate than it did in 2004.

Six Months Ended June 30, 2005 (“2005”) Compared to Six Months Ended June 30, 2004 (“2004”)
In thousands (Unaudited)

	Six months ended	% of Total	Six months ended	% of Total	Change
	June 30, 2005	Revenue	June 30, 2004	Revenue	Amount	%
Revenues	$344,501	100.0%	$169,353	100.0%	$175,148	103.4%
Operating Expenses
Interchange	203,452	59.1	80,828	47.7	122,624	151.7
Other costs of services	103,866	30.1	65,385	38.6	38,481	58.9
Selling, general and administrative	8,200	2.4	5,682	3.4	2,518	44.3

Total operating expenses	315,518	91.6	151,895	89.7	163,623	107.7

Income from operations	28,983	8.4	17,458	10.3	11,525	66.0
Other expense
Interest expense	4,578	1.3	1,359	0.8	3,219	236.9
Other expense (income)	577	0.2	(339)	(0.2)	916	(270.2)

Total other expense	5,155	1.5	1,020	0.6	4,135	405.4

Income before income taxes and minority interest in earnings of subsidiary	23,828	6.9	16,438	9.7	7,390	45.0
Income tax provision	9,293	2.7	5,759	3.4	3,534	61.4
Minority interest in earnings of subsidiary	66	0.0	—	—	66	100.0

Net income	$14,601	4.2	$10,679	6.3	$3,922	36.7

     Revenues. Revenues increased $175.1 million or 103.4% to $344.5 million in 2005 from $169.4 million in 2004. This increase was primarily attributable to our acquisition of two businesses and one significant portfolio since September 2004, which resulted in revenues of $157.4 million, representing 89.9% of our total growth in revenues over the prior period.
     Interchange Expenses. Interchange expenses increased $122.6 million or 151.7% to $203.5 million in 2005 from $80.8 million in 2004. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues increased to 59.1% in 2005 from 47.7% in 2004 as interchange expenses as a percentage of revenues for the FDMS Merchant Portfolio are higher than the rest of our mix of business.
     Other Costs of Services. Other costs of services increased $38.5 million or 58.9% to $103.9 million in 2005 from $65.4 million in 2004. Other costs of services as a percentage of revenues decreased to 30.1% in 2005 from 38.6% in 2004. Other costs of services as a percentage of revenues decreased primarily due to a decrease in residuals and personnel costs as a percentage of revenues as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in these costs.
     Selling, General and Administrative. Selling, general and administrative expenses increased $2.5 million or 44.3% to $8.2 million in 2005 from $5.7 million in 2004. The increase was primarily due to an increase in personnel related costs. Selling, general and administrative expenses as a percentage of revenues decreased to 2.4% in 2005 from 3.4% in 2004, as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in personnel costs.
     Other Expense. Other expense in 2005 primarily consisted of $4.6 million of interest expense. Other expense also included $0.5 million of expenses incurred by the Special Committee of the Board of Directors related to the evaluation of strategic alternatives. Other expense increased $4.1 million or 405.4% from $1.0 million in 2004, primarily due to an increase in interest expense resulting from an increase in borrowings to fund acquisitions.
     Income Tax. Income tax expense increased $3.5 million to $9.3 million in 2005 from $5.8 million in 2004 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 39.0% in 2005, compared to 35.0% in 2004. As our taxable income increased in 2005, the utilization of previously unrecognized net operating loss carryforwards had a proportionately smaller beneficial impact on our effective rate than it did in 2004.

Liquidity and Capital Resources
     As of June 30, 2005, we had cash and cash equivalents totaling $2.3 million, compared to $0.9 million as of December 31, 2004. We had net working capital (current assets in excess of current liabilities) of $1.0 million as of June 30, 2005, compared to $10.9 million as of December 31, 2004. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to settle our current obligations.
Operating activities
     Net cash provided by operating activities was $34.3 million for the six months ended June 30, 2005, consisting of net income of $14.6 million, depreciation and amortization of $20.3 million and noncash interest expense of $0.5 million, partially offset by a net unfavorable change in operating assets and liabilities of $1.1 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in accounts receivable and prepaid expenses related to monthly interchange expenses as a result of the growth in our merchant portfolio, partially offset by an increase in income taxes payable and accrued expenses.
     Net cash provided by operating activities was $21.3 million for the six months ended June 30, 2004, primarily consisting of net income of $10.7 million and depreciation and amortization of $9.6 million and a net favorable change in operating assets and liabilities of $0.8 million. The net favorable change in operating assets and liabilities was primarily caused by an increase in income taxes payable, partially offset by an increase in prepaid expenses due to monthly interchange expenses to a new sponsor bank and by an increase in accounts receivable due to the addition of net revenues from the FDMS Agent Bank Portfolio as of January 1, 2004.
Investing activities
     Net cash used by investing activities was $18.8 million for the six months ended June 30, 2005. Net cash used by investing activities consisted of $18.7 million paid for the purchases of one business (Petroleum Card Services) and a 51 percent interest in a joint venture with an independent sales group, as well as several portfolios. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash provided by investing activities was $3.9 million for the six months ended June 30, 2004. Net cash provided by investing activities primarily consisted of $7.8 million held on deposit by a former sponsor bank that was returned to us, partially offset by $3.8 million of purchases of residual cash flow streams and merchant portfolios.
Financing activities
     Net cash used in financing activities was $14.1 million for the six months ended June 30, 2005, consisting of net repayments on our credit facility of $16.0 million, partially offset by $1.9 million of proceeds from stock option exercises.
     Net cash used in financing activities was $25.1 million for the six months ended June 30, 2004, consisting of $26.0 million of principal payments on outstanding debt (including net repayments on our credit facility of $21.5 million) partially offset by $0.9 million of proceeds from stock option exercises.
     As of June 30, 2005, we had notes and a revolving credit facility arrangement outstanding in an aggregate principal amount of $152.5 million, consisting of $136.5 million outstanding under our revolving credit facility and $16.0 million of convertible subordinated promissory notes (including $1.0 million of accrued interest, of which $0.4 million is convertible). The convertible notes carry an interest rate of 4.52% and may be converted into 662,079 shares of our common stock at the discretion of the holders at a price of $23.16 per share.
     We currently have a $205.0 million revolving credit facility with Bank of America and JP Morgan Chase as lead banks, which is expandable to $280.0 million. In December 2004 we amended our existing credit facility from $80.0 million to $180.0 million to facilitate the acquisition of the FDMS Merchant Portfolio. This was subsequently expanded to $205.0 million in February 2005. The credit facility includes a $5.0 million letter of credit sublimit and is secured by our assets. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.00%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.40%) on any undrawn amounts. Such undrawn amounts were $68.5 million as of June 30, 2005. The credit facility contains customary affirmative and negative covenants including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of June 30, 2005. At June 30, 2005, $136.5 million was outstanding under the credit facility, at a weighted average interest rate of 5.19%. The amended credit facility expires on December

28, 2008, and all outstanding borrowings are due at that time.
     We also have net capitalized debt issuance costs related to the credit facility totalling $ 3.4 million as of June 30, 2005. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility.
     The following table of our material contractual obligations as of June 30, 2005, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit facility	$136,500	$—	$—	$136,500	$—
Convertible notes (including accrued interest)	16,027	—	16,027	—	—
Operating lease obligations	4,095	1,108	1,922	1,065	—
Purchase obligations (1)(2)(3)	55,287	19,729	22,121	9,513	3,924

Total contractual obligations	$211,909	$20,837	$40,070	$147,078	$3,924

(1)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(2)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $13.7 million in fiscal 2005, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2005, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(3)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year beginning in 2005 and continuing through 2011. The minimum commitments for such years are not calculable as of June 30, 2005, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At June 30, 2005, $136.5 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $1.4 million.
     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at the annual meeting of stockholders held on June 6, 2005:
(a)	Election of seven directors.

(b)	The ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.
All matters voted on at the annual meeting were approved. The voting results were as follows:

Election of Directors:	For	Withheld
Peter Y. Chung	12,653,347	200,590
Gregory S. Daily	12,426,953	426,984
Donald McLemore, Jr.	12,639,323	214,614
Jennie Carter Thomas	12,692,108	161,829
David T. Vandewater	12,635,762	218,175
Clay M. Whitson	12,447,364	406,573
David M. Wilds	12,449,741	404,196

				Broker
Ratification of Auditors:	For	Against	Abstain	Non-Votes
	12,843,254	9,819	864	—

Item 5. Other Information
None
Item 6. Exhibits
The exhibits to this report are listed in the Exhibit Index.
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

iPayment, Inc.
Date: August 4, 2005	By:	/s/ Gregrory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2005	By:	/s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Compensation Arrangements for Special Committee Members

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.