Form 10-Q
period 2005-09-30
IPAYMENT INC
filed 2005-11-04
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $0.01 par value	17,699,567

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$623	$888
Accounts receivable, net of allowance for doubtful accounts of $197 and $130 at September 30, 2005 and December 31, 2004, respectively	19,236	17,031
Prepaid expenses and other current assets	9,815	6,765

Total current assets	29,674	24,684

Restricted cash	3,857	3,248
Property and equipment, net	2,659	2,749
Intangible assets, net of accumulated amortization of $55,756 and $28,896 at September 30, 2005 and December 31, 2004, respectively.	199,470	219,331
Goodwill, net	102,625	79,360
Other assets, net	10,512	6,876

Total assets	$348,797	$336,248

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,735	$2,418
Accrued liabilities and other	24,711	11,377

Total current liabilities	32,446	13,795

Minority interest in equity of consolidated subsidiary	858	—

Related party long-term debt	—	15,937
Long-term debt	118,000	152,500

Total liabilities	151,304	182,232

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued or outstanding at September 30, 2005, and December 31, 2004	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 17,676,809 shares issued and outstanding at September 30, 2005; 180,000,000 shares authorized, 16,757,891 shares issued and outstanding at December 31, 2004	154,934	132,825
Deferred compensation	(3,679)	(2,318)
Retained earnings	46,238	23,509

Total stockholders’ equity	197,493	154,016

Total liabilities and stockholders’ equity	$348,797	$336,248

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$175,176	$93,388	$519,677	$262,741

Operating expenses:
Interchange	101,351	46,125	304,803	126,953
Other costs of services	53,710	33,704	157,576	99,089
Selling, general and administrative	4,789	3,019	12,989	8,701

Total operating expenses	159,850	82,848	475,368	234,743

Income from operations	15,326	10,540	44,309	27,998

Other expense (income):
Interest expense	2,132	623	6,710	1,982
Other expense (income)	334	5	911	(334)

Income before income taxes and minority interest in earnings of consolidated subsidiary	12,860	9,912	36,688	26,350

Income tax provision	5,015	3,473	14,308	9,232

Minority interest in earnings of consolidated subsidiary	284	—	350	—

Net income	$8,129	$6,439	$22,730	$17,118

Basic and diluted earnings per common share:
Earnings per share
Basic	$0.47	$0.39	$1.35	$1.04
Diluted	$0.45	$0.36	$1.26	$0.96

Weighted average shares outstanding
Basic	17,123	16,565	16,877	16,517
Diluted	18,245	18,107	18,249	18,091
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities
Net income	$22,730	$17,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,472	14,740
Noncash interest expense	741	501
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(2,205)	(2,222)
Prepaid expenses and other current assets	(3,030)	(2,111)
Other assets	(4,979)	(515)
Accounts payable	5,302	331
Accrued liabilities and other	3,759	2,307

Net cash provided by operating activities	52,790	30,149

Cash flows from investing activities
Change in restricted cash	(609)	7,902
Expenditures for property and equipment	(929)	(268)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(18,953)	(16,839)
Deferred payments for acquisition of businesses	—	(2,000)

Net cash used in investing activities	(20,491)	(11,205)

Cash flows from financing activities
Net repayments on line of credit	(34,500)	(15,500)
Repayments of debt	(696)	(4,525)
Proceeds from issuance of common stock	2,632	1,480

Net cash used in financing activities	(32,564)	(18,545)

Net (decrease) increase in cash and cash equivalents	(265)	399
Cash and cash equivalents, beginning of period	888	733

Cash and cash equivalents, end of period	$623	$1,132

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,055	$6,982
Cash paid during the period for interest	$6,535	$1,162

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$10,490	$—
Restricted stock issued to employees	$3,625	$3,410
Cancellation of restricted stock issued to employees	$1,000	$—
Conversion of debt to common stock	$15,331	$—
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiary and reflect the minority interest of the portion of the entity that we do not own as “Minority Interest in Equity of Consolidated Subsidiary” on our consolidated balance sheets. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004 (included in our Annual Report on Form 10-K).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the effect on net income and basic and diluted net income per common share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$8,129	$6,439	$22,730	$17,118

Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(587)	(401)	(1,752)	(1,216)

Pro forma net income	$7,542	$6,038	$20,978	$15,902

Earnings per share:
As reported:
Basic	$0.47	$0.39	$1.35	$1.04
Diluted	$0.45	$0.36	$1.26	$0.96

Pro Forma:
Basic	$0.44	$0.36	$1.24	$0.96
Diluted	$0.42	$0.34	$1.16	$0.90
     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 45% and 50% for 2005 and 2004, respectively (iii) expected lives of 3 years for all periods (iv) and risk-free interest rates ranging from 2% to 5% for all periods.
(2) Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. There were no acquisitions of businesses during 2005 or 2004 that would require pro forma disclosure. For the three months ended September 30, 2005 and 2004, respectively, amortization expense related to our merchant processing portfolios and other intangible assets was $9.4 million and $4.2 million. For the nine months ended September 30, 2005 and 2004, respectively, amortization expense related to our merchant processing portfolios and other intangible assets was $27.9 million and $12.2 million.
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
Other Acquisitions
     During the nine months ended September 30, 2005, we acquired one business (“Petroleum Card Services”) and a 51 percent interest in a joint venture with a direct sales group, which had 132 employees at September 30, 2005. In addition, we made various other purchases of residual cash flow streams and merchant processing portfolios, collectively with Petroleum Card Services and the joint venture totaling $19.0 million. Petroleum Card Services was acquired during January 2005. Consideration included cash at closing and a contingent payment based upon future performance over two years. The first year contingent payment criteria has been achieved and accrued for in the consolidated balance sheets but not paid as of September 30, 2005. The acquisition of Petroleum Card Services was recorded under the purchase method with the purchase price primarily allocated to goodwill and merchant processing portfolios. The

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
results of operations for Petroleum Card Services have been included in the consolidated income statements as of January 1, 2005. The purchase prices for the residual cash flow streams and merchant processing portfolios have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of four to seven years for financial reporting purposes and fifteen years for income tax purposes.
(3) Long-Term Debt
     We currently have a $205.0 million revolving credit facility with Bank of America and JP Morgan Chase as lead banks, which is expandable to $280.0 million. In December 2004 we amended our existing credit facility from $80.0 million to $180.0 million to facilitate the acquisition of the FDMS Merchant Portfolio. This was subsequently expanded to $205.0 million in February 2005. The credit facility includes a $5.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 1.75%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.35%) on any undrawn amounts. Such undrawn amounts were $87.0 million at September 30, 2005. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of September 30, 2005. At September 30, 2005, $118.0 million was outstanding under the credit facility, at a weighted average interest rate of 5.48%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.
     In August 2005, the holders of $16.0 million of convertible subordinated promissory notes (including $1.0 million of accrued interest, of which $0.4 million was convertible) converted their notes into 662,070 shares of our common stock. The related accrued interest was paid at that time.
     We also have net capitalized debt issuance costs related to the credit facility totalling $3.2 million as of September 30, 2005. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility. Amortization expense related to the debt issuance costs was $0.2 million and $0.7 million for the three and nine months ended September 30, 2005, respectively.
(4) Stockholders’ Equity
Earnings Per Share
     We report net income or loss per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic earnings per share (“EPS”), which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.
     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and restricted stock using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. For the three and nine months ended September 30, 2005, respectively, approximately 326,000 and 269,000 weighted average common stock equivalents from stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. Similarly, for the three and nine months ended September 30, 2004, respectively, approximately 47,000 and 32,000 weighted average common stock equivalents from stock options were excluded from the computation of diluted EPS.
     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands except per share amounts):

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
	2005			2004
	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount

Basic earnings per share	$8,129	17,123	$0.47	$6,439	16,565	$0.39
Effects of dilutive securities:
Stock options	—	659	(0.02)	—	840	(0.02)
Convertible debt	60	381	—	101	662	(0.01)
Restricted stock	—	82	—	—	40	—

Diluted earnings per share	$8,189	18,245	$0.45	$6,540	18,107	$0.36

	Nine Months Ended September 30,
	2005			2004
	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount

Basic earnings per share	$22,730	16,877	$1.35	$17,118	16,517	$1.04
Effects of dilutive securities:
Stock options	—	719	(0.06)	—	874	(0.06)
Convertible debt	278	568	(0.03)	303	662	(0.02)
Restricted stock	—	85	—	—	38	—

Diluted earnings per share	$23,008	18,249	$1.26	$17,421	18,091	$0.96

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
(7) Income Taxes
     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefits from certain stock option transactions. These benefits totaled $0.3 million for the three months ended September 30, 2005 and 2004, and $1.7 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively. Such benefits do not affect reported income tax expense, but rather are reflected as an increase to common stock.
     At September 30, 2005, we had approximately $5.8 million of federal net operating loss carryforwards that will be available to

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
offset regular taxable income through 2022, subject to annual limitations of up to $2.5 million per year. We also have approximately $2.9 million of state net operating loss carryforwards, again subject to similar annual limitations, that will expire in various states between 2011 and 2022. We have placed a valuation allowance on a portion of our net deferred tax asset, which is primarily comprised of operating loss carryforwards, as a result of limitations placed on the ability to utilize such operating loss carryforwards due to ownership changes which occurred prior to our initial public offering.
(8) Commitments and Contingencies
Litigation
  France Vacations, Inc., etc. v. Citibank, etc., and iPayment, Inc. et al., Los Angeles County Superior Court, State of California, Case No. BC327932.
     As previously reported in our Annual Report filed on Form 10-K for the year ended December 31, 2004, Plaintiffs, France Vacations, Inc., (“France Vacations”) and Tahiti Vacations, Inc. (“Tahiti”) commenced this lawsuit on January 27, 2005 by filing a complaint in the Los Angeles County Superior Court against us and seven banks and financial institutions. Plaintiffs initial complaint asserted nine causes of action for claims arising from or relating to the alleged wrongful conduct of a former employee of Plaintiffs whom Plaintiffs had designated as an “authorized employee” on their merchant processing accounts. As we reported in our Quarterly Report for the quarter ended June 30, 2005, filed on Form 10-Q, on June 22, 2005, Plaintiffs, in response to the Demurrers to the Complaint and Motions to Strike that were filed by us and other defendants, filed a First Amended Complaint (“FAC”) alleging essentially the same claims asserted in the initial complaint, except the cause of action for breach of the covenant of good faith and fair dealing that was in the initial complaint was dropped from the FAC. We responded to the FAC by also filing a Demurrer and Motion to Strike, as did the other defendants.Defendants’ demurrer to the FAC was sustained as to all causes of action, with leave to amend, on August 2, 2005. Thereafter, Plaintiffs filed a Second Amended Complaint (“SAC”) which dropped the fiduciary duty, injunctive relief, declaratory relief, and accounting claims, but otherwise alleged the same claims as the FAC, except that the SAC “added” a claim for breach of the implied covenant that, had in fact been included in the original complaint but was dropped from the FAC. A Hearing on the Demurrers and Motions to Strike filed by us and the other defendants is currently set for November 2, 2005. Initial discovery has commenced and no trial date has been set at this time.
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
Other
     In September 2005, the Company was notified by Merrick Bank, one of its sponsor banks, that due to certain VISA/MC fines against CardSystems Solutions (one of the Company’s payment processors), in connection with their mishandling of credit card data, Merrick Bank has increased the Company’s reserve requirement from $0.5 million to $1.4 million. The full amount of the reserve is recorded as restricted cash on the Company’s Consolidated Balance Sheets as of September 30, 2005. At this time, the Company is working with Merrick Bank to obtain information regarding the increase. Due to the unavailability of information regarding this increase and the fines against CardSystems Solutions, the Company has not been able to determine what, if any contingent liability, it may have for such fines, but intends to vigorously defend such fines and/or seek proper indemnification from third parties as applicable. Notwithstanding, there can be no assurance that the Company will be successful in its defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) Significant Developments
     On May 16, 2005, our Board of Directors established a Special Committee of the Board of Directors to evaluate the non-binding proposal from a newly-formed entity, wholly-owned by Gregory S. Daily, our Chairman and Chief Executive Officer, to acquire all of the outstanding shares of iPayment for a cash price of $38.00 per share and any alternative transactions. The Special Committee consists of three independent directors.
     On June 8, 2005 the Special Committee retained an independent financial advisor and independent legal counsel in connection with the Special Committee’s evaluation of Mr. Daily’s offer. Other expense relating to the work of the Special Committee of the Board of Directors to explore strategic alternatives was approximately $330,000 and $793,000 for the three and nine months ended September 30, 2005, respectively.
     On July 22, 2005, the Special Committee rejected Mr. Daily’s offer to acquire the outstanding shares of the Company, and announced its intent to explore alternative transactions that will enhance stockholder value including, without limitation, the sale of the Company with potentially interested purchasers and a recapitalization transaction, as well as remaining independent and not undertaking any such transactions. Mr. Daily subsequently withdrew his offer.
     On November 1, 2005, the Company announced that it received a non-binding proposal from Gregory S. Daily, its Chairman and Chief Executive Officer, to acquire all of the outstanding shares of iPayment for a cash price of $43.00 per share, subject to the negotiation of a definitive agreement and financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2005. These factors could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Executive Overview
     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of September 30, 2005, we provided our services to more than 135,000 small merchants located across the United States, up from approximately 100,000 as of September 30, 2004. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through over 750 independent sales groups, which gives us a non-employee, external sales force representing more than 2,600 sales professionals, as well as a direct sales force of approximately 100 sales professionals through our joint venture with a direct sales group. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and Vital Processing Services, and we rely on banks such as JP Morgan Chase to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating centers in Calabasas, California and Westchester, Illinois.
     We believe that our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants through our relationships with independent sales groups and have made periodic acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.
     Our operating results point to successful execution of this strategy during the first three quarters of 2005. Charge volume increased to $19,230 million for the nine months ended September 30, 2005, from $9,374 million for the nine months ended September 30, 2004. Revenues also increased to $519.7 million for the nine months ended September 30, 2005, from $262.7 million for the nine months ended September 30, 2004. These increases were primarily the result of acquisitions, principally the FDMS Merchant Portfolio purchased in December of 2004 and two businesses purchased since September 2004. Income from operations increased to $44.3 million for the nine months ended September 30, 2005, from $28.0 million for the nine months ended September 30, 2004.
     On May 16, 2005, our Board of Directors established a Special Committee of the Board of Directors to evaluate the non-binding proposal from a newly-formed entity, wholly-owned by Gregory S. Daily, our Chairman and Chief Executive Officer, to acquire all of the outstanding shares of iPayment for a cash price of $38.00 per share and any alternative transactions that will enhance stockholder value including, without limitation, the sale of the Company with potentially interested purchasers and a recapitalization transaction, as well as remaining independent and not undertaking any such transactions. The Special Committee consists of three independent directors. On July 22, 2005, the Special Committee rejected Mr. Daily’s offer to acquire the outstanding shares of the Company, and announced its intent to explore alternative transactions, as well as the possibility of remaining independent and not undertaking such transactions. Mr. Daily subsequently withdrew his offer.
     On November 1, 2005, the Company announced that it received a non-binding proposal from Gregory S. Daily, its Chairman and Chief Executive Officer, to acquire all of the outstanding shares of iPayment for a cash price of $43.00 per share, subject to the negotiation of a definitive agreement and financing.
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
     We last completed the testing for impairment of goodwill as of July 31, 2005, using the present value of future cash flows and determined that the fair value of the reporting unit exceeded the carrying amount of the net assets of the reporting unit, including goodwill, and we determined that goodwill was not impaired.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of September 30, 2005, and determined no impairment charge was required.
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
     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At September 30, 2005, we had approximately $5.8 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2022, subject to annual limitations of up to $2.5 million per year. We also have approximately $2.9 million of state net operating loss carryforwards, again subject to similar annual limitations, that will expire in various states between 2011 and 2022. We have placed a valuation allowance on a portion of our net deferred tax asset, which is primarily comprised of operating loss carryforwards, as a result of limitations placed on the ability to utilize such operating loss carryforwards due to ownership changes which occurred prior to our initial public offering.
     Minority Interest. During the second quarter of 2005, we acquired a 51 percent interest in a joint venture with a direct sales group. Minority interest in earnings of consolidated subsidiary listed on the Consolidated Income Statements represents the minority shareholder’s share of the after-tax net income or loss of this entity. The minority interest in equity of consolidated subsidiary listed on the Consolidated Balance Sheets reflects the original investments by the minority shareholder, along with their proportionate share of the earnings or losses of the consolidated subsidiary.

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

Results of Operations
Three Months Ended September 30, 2005 (“2005”) Compared to Three Months Ended September 30, 2004 (“2004”)
In thousands (Unaudited)

	Three months ended	% of Total	Three months ended	% of Total	Change
	September 30, 2005	Revenue	September 30, 2004	Revenue	Amount	%
Revenues	$175,176	100.0%	$93,388	100.0%	$81,788	87.6%
Operating Expenses
Interchange	101,351	57.9	46,125	49.4	55,226	119.7
Other costs of services	53,710	30.7	33,704	36.1	20,006	59.4
Selling, general and administrative	4,789	2.7	3,019	3.2	1,770	58.6

Total operating expenses	159,850	91.3	82,848	88.7	77,002	92.9

Income from operations	15,326	8.7	10,540	11.3	4,786	45.4
Other expense
Interest expense	2,132	1.2	623	0.7	1,509	242.2
Other	334	0.2	5	0.0	329	NM

Total other expense	2,466	1.4	628	0.7	1,838	292.7

Income before income taxes and minority interest in earnings of subsidiary	12,860	7.3	9,912	10.6	2,948	29.7
Income tax provision	5,015	2.9	3,473	3.7	1,542	44.4
Minority interest in earnings of subsidiary	284	0.2	—	—	284	NM

Net income	$8,129	4.6	$6,439	6.9	$1,406	21.8

     NM=Not meaningful
     Revenues. Revenues increased $81.8 million or 87.6% to $175.2 million in 2005 from $93.4 million in 2004. This increase was primarily attributable to our acquisition of two businesses and one significant portfolio since September 2004. Acquisitions resulted in an increase in revenues of $69.5 million, representing 85.0% of our total growth in revenues over the prior period.
     Interchange Expenses. Interchange expenses increased $55.2 million or 119.7% to $101.3 million in 2005 from $46.1 million in 2004. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues increased to 57.9% in 2005 from 49.4% in 2004 as interchange expenses as a percentage of revenues for the FDMS Merchant Portfolio are higher than the rest of our mix of business.
     Other Costs of Services. Other costs of services increased $20.0 million or 59.4% to $53.7 million in 2005 from $33.7 million in 2004. Other costs of services as a percentage of revenues decreased to 30.7% in 2005 from 36.1% in 2004. Other costs of services as a percentage of revenues decreased primarily due to a decrease in residuals and personnel costs as a percentage of revenues as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in these costs.
     Selling, General and Administrative. Selling, general and administrative expenses increased $1.8 million or 58.6% to $4.8 million in 2005 from $3.0 million in 2004. The increase was primarily due to an increase in personnel related costs mainly resulting from the acquisition of two businesses and a joint venture. Selling, general and administrative expenses as a percentage of revenues decreased to 2.7% in 2005 from 3.2% in 2004, as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in personnel costs.
     Other Expense. Other expense in 2005 primarily consisted of $2.1 million of interest expense. Other expense also included $0.3 million of expenses incurred by the Special Committee of the Board of Directors related to the evaluation of strategic alternatives. Other expense increased $1.8 million from $0.6 million in 2004, primarily due to an increase in interest expense resulting from an increase in borrowings to fund acquisitions.
     Income Tax. Income tax expense increased $1.5 million to $5.0 million in 2005 from $3.5 million in 2004 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 39.0% in 2005, compared to 35.0% in 2004. As our taxable income increased in 2005, the utilization of previously unrecognized net operating loss carryforwards had a proportionately smaller beneficial impact on our effective rate than it did in 2004.

Nine Months Ended September 30, 2005 (“2005”) Compared to Nine Months Ended September 30, 2004 (“2004”)
In thousands (Unaudited)

	Nine months ended	% of Total	Nine months ended	% of Total	Change
	September 30, 2005	Revenue	September 30, 2004	Revenue	Amount	%
Revenues	$519,677	100.0%	$262,741	100.0%	$256,936	97.8%
Operating Expenses
Interchange	304,803	58.7	126,953	48.3	177,850	140.1
Other costs of services	157,576	30.3	99,089	37.7	58,487	59.0
Selling, general and administrative	12,989	2.5	8,701	3.3	4,288	49.3

Total operating expenses	475,368	91.5	234,743	89.3	240,625	102.5

Income from operations	44,309	8.5	27,998	10.7	16,311	58.3
Other expense
Interest expense	6,710	1.3	1,982	0.8	4,728	238.5
Other expense (income)	911	0.2	(334)	(0.1)	1,245	(372.8)

Total other expense	7,621	1.5	1,648	0.6	5,973	362.4

Income before income taxes and minority interest in earnings of subsidiary	36,688	7.1	26,350	10.0	10,338	39.2
Income tax provision	14,308	2.8	9,232	3.5	5,076	55.0
Minority interest in earnings of subsidiary	350	0.1	—	—	350	100.0

Net income	$22,730	4.4	$17,118	6.5	$5,612	32.8

     Revenues. Revenues increased $256.9 million or 97.8% to $519.7 million in 2005 from $262.7 million in 2004. This increase was primarily attributable to our acquisition of two businesses and one significant portfolio since September 2004. Acquisitions resulted in revenues of $226.9 million, representing 88.3% of our total growth in revenues over the prior period.
     Interchange Expenses. Interchange expenses increased $177.9 million or 140.1% to $304.8 million in 2005 from $127.0 million in 2004. The increase was primarily attributable to increased charge volume driven mainly by our aforementioned acquisitions. Interchange expenses as a percentage of total revenues increased to 58.7% in 2005 from 48.3% in 2004 as interchange expenses as a percentage of revenues for the FDMS Merchant Portfolio are higher than the rest of our mix of business.
     Other Costs of Services. Other costs of services increased $58.5 million or 59.0% to $157.6 million in 2005 from $99.1 million in 2004. Other costs of services as a percentage of revenues decreased to 30.3% in 2005 from 37.7% in 2004. Other costs of services as a percentage of revenues decreased primarily due to a decrease in residuals and personnel costs as a percentage of revenues as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in these costs.
     Selling, General and Administrative. Selling, general and administrative expenses increased $4.3 million or 49.3% to $13.0 million in 2005 from $8.7 million in 2004. The increase was primarily due to an increase in personnel related costs mainly resulting from the acquisition of two businesses and a joint venture. Selling, general and administrative expenses as a percentage of revenues decreased to 2.5% in 2005 from 3.3% in 2004, as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in personnel costs.
     Other Expense. Other expense in 2005 primarily consisted of $6.7 million of interest expense. Other expense also included $0.9 million of expenses incurred by the Special Committee of the Board of Directors related to the evaluation of strategic alternatives. Other expense increased $6.0 million from $1.6 million in 2004, primarily due to an increase in interest expense resulting from an increase in borrowings to fund acquisitions.
     Income Tax. Income tax expense increased $5.1 million to $14.3 million in 2005 from $9.2 million in 2004 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 39.0% in 2005, compared to 35.0% in 2004. As our taxable income increased in 2005, the utilization of previously unrecognized net operating loss carryforwards had a proportionately smaller beneficial impact on our effective rate than it did in 2004.

Liquidity and Capital Resources
     As of September 30, 2005, we had cash and cash equivalents totaling $0.6 million, compared to $0.9 million as of December 31, 2004. We had a net working capital deficit (current liabilities in excess of current assets) of $2.8 million as of September 30, 2005, compared to net working capital of $10.9 million as of December 31, 2004. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to settle our current obligations.
Operating activities
     Net cash provided by operating activities was $52.8 million for the nine months ended September 30, 2005, consisting of net income of $22.7 million, depreciation and amortization of $30.5 million and noncash interest expense of $0.7 million, partially offset by a net unfavorable change in operating assets and liabilities of $1.2 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in accounts receivable due to the addition of net revenues from the FDMS Merchant Portfolio as of January 1, 2005, and prepaid expenses related to monthly interchange expenses as a result of the growth in our merchant portfolio, partially offset by an increase in income taxes payable and accrued liabilities.
     Net cash provided by operating activities was $30.1 million for the nine months ended September 30, 2004, primarily consisting of net income of $17.1 million and depreciation and amortization of $14.7 million, partially offset by a net unfavorable change in operating assets and liabilities of $2.2 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in prepaid expenses due to monthly interchange expenses to a new sponsor bank and by an increase in accounts receivable due to the addition of net revenues from the FDMS Agent Bank portfolio as of January 1, 2004, partially offset by an increase in income taxes payable.
Investing activities
     Net cash used in investing activities was $20.5 million for the nine months ended September 30, 2005. Net cash used by investing activities consisted of $19.0 million paid for the purchases of one business (Petroleum Card Services) and a 51 percent interest in a joint venture with a direct sales group, as well as several residual cash flow streams. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $11.2 million for the nine months ended September 30, 2004. Net cash used in investing activities primarily consisted of $16.8 million paid for the purchases of one business (Transaction Solutions) and several residual cash flow streams and merchant portfolios, as well as $2.0 million for the final installment of the cash purchase price of a business acquisition which occurred in the third quarter of 2003. These payments were partially offset by a net decrease in restricted cash of $7.9 million due to funds held on deposit by a former sponsor bank that were returned to us.
Financing activities
     Net cash used in financing activities was $32.6 million for the nine months ended September 30, 2005, consisting of net repayments on our credit facility of $34.5 million and repayment of other long-term debt of $0.7 million, partially offset by $2.6 million of proceeds from stock option exercises.
     Net cash used in financing activities was $18.5 million for the nine months ended September 30, 2004, consisting of $20.0 million of principal payments on outstanding debt (including net repayments on our credit facility of $15.5 million) partially offset by $1.5 million of proceeds from stock option exercises.
     We currently have a $205.0 million revolving credit facility with Bank of America and JP Morgan Chase as lead banks, which is expandable to $280.0 million. In December 2004 we amended our existing credit facility from $80.0 million to $180.0 million to facilitate the acquisition of the FDMS Merchant Portfolio. This was subsequently expanded to $205.0 million in February 2005. The credit facility includes a $5.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 1.75%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.35%) on any undrawn amounts. Such undrawn amounts were $87.0 million at September 30, 2005. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of September 30, 2005. At September 30, 2005, $118.0 million was outstanding under the credit facility, at a weighted average interest rate of 5.48%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.

     In August 2005, the holders of $16.0 million of convertible subordinated promissory notes (including $1.0 million of accrued interest, of which $0.4 million was convertible) converted there notes into 662,070 shares of our common stock. The related accrued interest was paid at that time.
     We also have net capitalized debt issuance costs related to the credit facility totalling $3.2 million as of September 30, 2005. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility.
     The following table of our material contractual obligations as of September 30, 2005, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Credit facility	$118,000	$—	$—	$118,000	$—
Operating lease obligations	4,584	1,365	2,170	1,041	8
Purchase obligations (1)(2)(3)	47,730	16,920	19,864	7,594	3,352

Total contractual obligations	$170,314	$18,285	$22,034	$126,635	$3,360

(1)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(2)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $11.7 million in fiscal 2005, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2005, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(3)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year beginning in 2005 and continuing through 2011. The minimum commitments for such years are not calculable as of September 30, 2005, and are excluded from this table.
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

     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At September 30, 2005, $118.0 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $1.2 million.
     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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

iPayment, Inc.

Date: November 4, 2005	By: /s/ Gregrory S. Daily

Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2005	By: /s/ Clay M. Whitson

Clay M. Whitson
Chief Financial Officer
(Principal Financial and Accounting Officer)
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.