Form 10-K
period 2005-12-31
IPAYMENT INC
filed 2006-02-24
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Registrant’s telephone number, including area code: (615) 665-1858
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005, was $462,243,573.
Number of shares of the registrant’s common stock outstanding as of February 17, 2006, was 17,730,223.

     Caution Regarding Forward-Looking Statements

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
PART I
ITEM 1 Business
Overview
     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of January 1, 2006, we provided our services to approximately 140,000 active small merchants located across the United States (U.S.). We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. The small merchants we serve typically generate less than $500,000 of charge volume per year and typically have an average transaction value of approximately $70. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with them. As a result, these merchants have historically paid higher transaction fees than larger merchants.
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
     We believe our experience and knowledge in providing payment processing services to small merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to small businesses. In order to identify small merchants, we market and sell our services primarily through over 850 independent sales groups, which gives us a non-employee, external sales force representing more than 3000 sales professionals. Our relationships with the independent sales groups allows us to access a large and experienced sales force with a local presence providing access to small merchants over a broad geographic area without incurring the additional overhead costs associated with an internal sales force. Independent sales groups and sales agents may market and sell our services to merchants under their own brand name and directly approach merchants and enroll them for our services. We enable merchants to accept credit and debit cards as payment for their merchandise and services by providing processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. In addition, we rely on third party processors to provide card authorization and data capture, and banks to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We believe that this structure allows us to maintain an efficient operating structure, and enables us to easily expand our operations without significantly increasing our fixed costs.

     The Nilson Report, a publication specializing in consumer payment systems worldwide, listed us in its 2004 ranking of the top bank card acquirers, or owners of merchant card processing contracts, as one of the fastest growing providers of card-based payment processing services in the United States. In 2005, we continued to grow as our merchant processing volume, which represents the total value of transactions processed by us, increased by 100.2% to $25,725 million in 2005 from $12,850 million in 2004. During the same period, our revenues increased by 93.0% to $702.7 million in 2005 from $364.2 million in 2004. These increases were primarily attributable to our acquisition of the FDMS Merchant Portfolio in December 2004 as well as the acquisition of three businesses since September 2004, and several smaller portfolios, all of which resulted in an aggregate increase in revenues of $295.9 million in 2005, representing 87.4% of our total growth in revenues over 2004. As we have grown, our net income increased to $33.4 million in 2005 from $24.7 million in 2004. We believe our ability to recruit and retain independent sales groups and sales agents, combined with our experience in identifying, completing and integrating acquisitions, provides us with significant opportunities for future growth.
Significant Developments
Acquisition of iPayment Holdings, Inc.
     In May 2005, our Board of Directors established a Special Committee of the Board of Directors to evaluate the non-binding proposal from a newly-formed entity, wholly-owned by Gregory S. Daily, our Chairman and Chief Executive Officer, to acquire all of the outstanding shares of iPayment for a cash price of $38.00 per share and any alternative transactions. The Special Committee consists of three independent directors.
     In June 2005, the Special Committee retained an independent financial advisor and independent legal counsel in connection with the Special Committee’s evaluation of Mr. Daily’s offer.
     In July 2005, the Special Committee rejected Mr. Daily’s offer to acquire our outstanding shares, and announced its intent to explore alternative transactions that will enhance stockholder value including, without limitation, the sale of iPayment to potentially interested purchasers and a recapitalization transaction, as well as remaining independent and not undertaking any such transactions. Mr. Daily subsequently withdrew his offer.
     In November 2005, we announced that we received a non-binding proposal from Mr. Daily to acquire all of the outstanding shares of iPayment for a cash price of $43.00 per share, subject to the negotiation of a definitive agreement and financing.
     In December 2005, we signed a merger agreement with iPayment Holdings, Inc. (“Holdings”) and iPayment MergerCo, Inc., each of which is a Delaware corporation newly formed by Mr. Daily, Carl A. Grimstad, our President, and certain parties related to them, pursuant to which iPayment’s stockholders (other than Holdings) will receive $43.50 per share in cash in exchange for their iPayment shares. This amount will be increased by an amount equal to $0.0085 multiplied by the number of days, if any, from and after the 20th calendar day after satisfaction of the conditions precedent relating to stockholder approval, no injunction or illegality, and antitrust laws, through and including the day of the closing of the merger. In order to finance the transaction, Holdings has received a commitment letter for $760.0 million from Bank of America, N.A. and certain of its related entities, and equity commitments of up to $206.0 million from Mr. Daily and Mr. Grimstad on their own behalf and on behalf of certain related parties. The merger, which is anticipated to be completed in the second quarter of 2006, is subject to the receipt of financing necessary to complete the transaction on the terms set forth in the commitments obtained by Holdings (or on other terms not less favorable to iPayment and Holdings, as determined by Holdings in its reasonable discretion), regulatory approvals, the approval of iPayment’s stockholders (including the approval of a majority of the stockholders of iPayment who are unaffiliated with Holdings), and other customary conditions. If the merger agreement is adopted and the merger is completed, we will no longer be a publicly-held corporation.
     Other expense relating to the work of the Special Committee of the Board of Directors to explore strategic alternatives was approximately $1.5 million for the year ended December 31, 2005.
Other Developments
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

     Pursuant to these asset purchase agreements, we also entered into service agreements (the “Service Agreements”) with FDMS pursuant to which FDMS agreed to perform certain data processing and related services with respect to the merchant contracts acquired through 2011. In consideration for entering into the Service Agreements, we were required to pay FDMS an annual processing fee related to the acquired merchant contracts of at least $13.7 million in 2005, and for subsequent years at least 70% of the amount of the actual processing fees paid during the immediately preceding year. We are also required to pay FDMS certain additional amounts in accordance with the terms of the Service Agreement, including certain special fees for amounts paid to third-party providers. We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year for the term of the Service Agreement and we are required to pay to FDMS an amount representing the fees that it would have received if we had submitted the required minimum number of transactions. We do not currently expect that we will be required to pay such a fee based on our present business plan.
Industry Overview
     The use of card-based forms of payment, such as credit and debit cards, by consumers in the U.S. has steadily increased over the past ten years. According to The Nilson Report, total purchases by U.S. consumers using Visa and MasterCard card-based systems grew from $1.741 trillion in 2003 to $1.961 trillion in 2004. Such expenditures are expected to grow to $2.931 trillion by 2009. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive.
     We believe that the card-based payment processing industry will continue to benefit from the following trends:
•	Favorable Demographics. As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. Consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. According to Nellie Mae, the number of college students who have credit cards grew from 67% in 1998 to 82% in 2002. As these consumers who have witnessed the wide adoption of card products, technology and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using card-based payment methods will comprise an increasing percentage of total consumer spending.

•	Increased Card Acceptance by Small Businesses. Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of card-based payment methods. In 1997, the U.S. Census Bureau estimated that approximately 20 million businesses which average less than $1.0 million in annual sales in the United States or which had no payroll, generated an aggregate of $1.7 trillion in annual sales. We believe that the lower costs associated with card-based payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking, and we expect many new small businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.
Competitive Position
     We believe our competitive strengths include the following:
•	Strong Position and Substantial Experience in Our Target Market. As of January 1, 2006, we were providing card-based payment processing to approximately 140,000 active small merchants located across the United States. We believe our understanding of the unique payment processing needs and risks of small merchants provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources.

•	Large, Experienced, Efficient Sales Force. We market our services primarily through our contractual relationships with over 850 independent sales groups throughout the United States. Although it is not customary in our industry to obligate independent sales groups to refer their merchant applications to any one processing provider, many currently refer a majority of their new merchant applications to us as a result of our strong relationships with them. Our sales approach provides us with an experienced sales force representing more than 3,000 sales professionals who market our services, with minimal direct investment in sales infrastructure and management. We continually strive to strengthen these relationships by delivering superior service and support to our independent sales groups and sales agents.

•	Scalable, Efficient Operating Structure. Our scalable, efficient operating structure allows us to expand our operations easily and without significantly increasing our fixed costs. We conduct our customer service and risk management operations in-house, where we believe we can add the most value due to our management’s experience and expertise in these areas. We consider customer service and risk management highly important to our operations and overall success. Although total headcount increased to 507 at December 31, 2005, from 310 at December 31, 2004, due to internal growth and acquisitions made during the year, average revenue per employee also increased 52.9% to $2.0 million in 2005 from $1.3 million in 2004. We outsource our remaining processing services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds. By outsourcing these non-core services, we believe we are able to maintain a highly efficient operating structure. Larger economies of scale lead to lower costs for processing, which we outsource. Processing costs declined to $0.14 per transaction in 2005 from $0.18 per transaction in 2004. Processing costs include bank sponsorship costs along with front and back-end processing costs. We believe there is sufficient capacity among third parties to meet our current and future outstanding needs. Many of our contracts include pricing terms that are more favorable to us as the transaction volume generated by our merchant base increases.

•	Proven Acquisition and Integration Strategy. We have significant experience acquiring providers of payment processing services as well as portfolios of merchant accounts, having acquired eleven providers of payment processing services and two significant portfolios and several smaller portfolios of merchant accounts since January 2001. We have enhanced revenues and improved operating efficiencies of our acquired entities by improving the services, support and benefits we offer to the independent sales groups that serve the entities and merchant accounts we acquire. In addition, we have increased operating efficiencies of many of the businesses we have acquired by conducting profitability analyses of acquired merchant accounts and reducing processing fees and overhead.

•	Comprehensive Underwriting and Risk Management System. Through our experience in assessing risks associated with providing payment processing services to small merchants, we have developed business procedures and systems that provide effective risk management and fraud prevention solutions. Through our underwriting processes, we evaluate merchant applicants and balance the risks of accepting a merchant against the benefit of the charge volume we anticipate such merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing our losses and those of our merchants.
Strategy
     Our goal is to build upon our market position as a provider of card-based payment processing services to small businesses. Key elements of our strategy include:
•	Expand in Existing Small Merchant Market. We believe we have an opportunity to grow our business by further penetrating the small merchant market through our relationships with our independent sales groups and agent banks. We intend to focus our efforts on merchants that are newly-established or whose businesses involve card-not-present transactions. We also intend to target industries that have not historically accepted electronic payment methods.

•	Enhance Relationships with Existing Sales Groups and Establish Relationships with New Independent Sales Groups. Through our superior customer service and our support of the marketing efforts of the more than 850 independent sales groups and various agent banks with which we have an existing relationship, we seek to increase the volume of merchant referrals from our independent sales groups, including groups affiliated with the providers of payment processing services that we acquire. We believe that our experience in this industry, coupled with our ability to evaluate and manage the risks related to providing payment processing services, allow us to accept a high rate of merchant applications and position us well to continue to increase the number of independent sales group relationships we maintain and the number of new applications our existing independent sales groups refer to us.

•	Maintain a Stable and Recurring Revenue Base. By providing our merchants with a consistently high level of service and support, we strive to build merchant loyalty and limit merchant attrition. Through merchant retention and the benefit of increased card use, we strive to maintain our stable and recurring revenue base. In addition, we believe the low transaction volume of our individual merchants makes them less likely to change providers due to the inconvenience associated with transferring to another provider. By limiting merchant attrition, we believe that the increasing use of card-based payment systems will allow us to maintain a stable and recurring revenue base.

•	Continue to Pursue Strategic Acquisitions. We intend to continue to expand our merchant base by acquiring other providers of payment processing services as well as portfolios of merchant accounts. The small merchant segment of the payment processing market is serviced by many independent providers of payment processing services that lack the resources to generate sufficient scale in this underserved market. We believe opportunities will exist for us to purchase these businesses when their resources begin to limit their ability to continue to grow independently. Other sources of portfolio acquisitions include commercial banks, which, in an effort to focus on their core competencies often sell or outsource their card-based payment processing operations, creating the opportunity for buyers to acquire their existing merchant portfolios.

Services
     We provide a comprehensive solution for merchants accepting credit cards, including the various services described below:
•	Application Evaluation Underwriting. We recognize that there are varying degrees of risk associated with different merchants based on the nature of their businesses, processing volume and average transaction amounts. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchants accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account and also provide the criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed pre-determined criteria.

•	Merchant Set-up and Training. After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s credit card terminal or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as any other payment cards such as American Express, Discover and Diners Club provided for in the contract. The configuration might also accommodate check verification and gift and loyalty programs. If a merchant requires a pin-pad to accept debit cards, the configuration allows for the terminal or computer to communicate with the peripheral device. After the download has been completed, we conduct a training session on use of the products.

•	Transaction Processing. A transaction begins with authorization of the customer’s credit or debit card. The transaction data is captured by the processor and electronically transmitted to the issuer of the card, which then determines availability of credit or debit funds. The issuer then communicates an approval decision back to the merchant through the processor. This process typically takes less than five seconds. After the transaction is completed, the processor transmits the final transaction data to the card issuer for settlement of funds. Generally, we outsource these services to third party processors.

•	Risk Management/Detection of Fraudulent Transactions. Our risk management staff relies on the criteria set by the underwriting department to assist merchants in identifying and avoiding fraudulent transactions by monitoring exceptions and providing access to other resources for fraud detection. By employing these and other risk management procedures, we enable our merchants to balance the risk of fraud against the loss of a valid transaction.

•	Merchant Service and Support. We provide merchants with ongoing service and support. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance, and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line, which is staffed by our customer service representatives. The information access and retrieval capabilities of our proprietary decision support systems provide our customer service representatives prompt access to merchant account information and customer call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts as well as technical issues.

•	Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder’s bank to debit the merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant, and that amount is credited to the cardholder. For the year ended December 31, 2005, chargebacks as a percentage of our total charge volume was 0.02%.

•	Merchant Reporting. We organize our merchants’ transaction data into various files for merchant accounting purposes. We use this data to provide merchants with information, such as charge volume, discounts, fees and funds held for reserves to help them track their account activity. Merchants may access this archived information through our customer service representatives or online through our Internet-based customer service system.
     The transactions for which we provide processing services involve the following third parties:
•	Merchants. Merchants are the businesses that accept payment cards, including Visa and MasterCard, as payment for their merchandise and services.

•	Sponsoring Banks. Sponsoring banks are financial institutions that are Visa and MasterCard association members and provide the funds on behalf of the card user, enabling merchants to accept payment cards.

•	Processors. Processors, which may include banks, gather sales information from merchants, obtain authorization for merchants’ transactions from card issuers, facilitate the collection of funds from sponsoring banks for payment to merchants and provide merchant accounting and settlement services on our behalf.

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

Marketing and Sales
     We market and sell our services to merchants primarily through our network of independent sales groups throughout the United States. As of January 1, 2006, we marketed and sold our services through over 850 independent sales groups, a non-employee, external sales force representing more than 3,000 sales professionals with which we have contractual relationships. Generally, these relationships are mutually non-exclusive, permitting us to establish relationships with multiple independent sales groups and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our independent sales groups to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. Our industry expertise and daily monitoring activities enable us to accept higher risk merchants with relatively low losses. We keep an open dialogue with our independent sales groups to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring their merchants do not unduly suffer downtime or the unnecessary withholding of funds.
     As compensation for their referral of merchant accounts, we pay our independent sales groups an agreed-upon residual, or percentage of the revenues we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our independent sales groups varies on a case-by-case basis and depends on several factors, including the number of merchants each group refers to us. We provide additional incentives to our independent sales groups, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2005, we had outstanding loans to independent sales groups in the aggregate amount of $2.6 million, and we may decide to loan additional amounts in the future. We have set a limit of $15 million on the amount of loans we may make to independent sales groups in accordance with the terms of our credit facility. The notes representing these loans bear interest in amounts ranging from 6% to 12% and are due through 2008. We secure the loans by the independent sales groups’ assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups. As of December 31, 2005, we had issued options to purchase 210,714 shares of our common stock to our independent sales groups, of which, 57,925 (or 0.3% of our common stock on a fully diluted basis), were still outstanding. In addition, we offer the independent sales groups more rapid and consistent review and acceptance of merchant applications than may be available from other service providers.
Relationships with Sponsors and Processors
     In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an independent sales group and with MasterCard as a member service provider.
     Sponsoring Banks. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. Our sponsoring banks include JPMorgan Chase Bank, HSBC Bank USA, Bank of America, Wells Fargo Bank and Merrick Bank. These sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing its services under the agreement. From time to time, we may enter into agreements with additional banks.
     Our agreement with JPMorgan Chase, which is our principal sponsor bank, grants Chase the right to approve our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants (including the processing fees that we charge), our customer service levels and our use of any independent sales groups. In addition, we have agreed with Chase not to solicit any merchants that currently process through Chase or any merchants that belong to industries that are considered unacceptable due, in part, to image concerns, card association rules, legitimacy and level of risk. In the event that we request to transfer any of our interest in the merchant portfolio that we have migrated to Chase, we are required to pay to Chase $750,000 if the transfer occurs during 2006.
     Processors. We have agreements with several processors to provide to us on a non-exclusive basis transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processor is FDMS (First Data Merchant Services Corporation) through which we have undertaken to process 75% of our annual transactions. For a summary of the key terms of our agreement with FDMS, see “Significant Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We also use the services of Vital Processing Services, LLC, Global Payments Direct, Inc. and CardSystems Solutions, Inc., and certain of our agreements with these processors include minimum commitments for transaction processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. The First Data Merchant Services Corporation, Vital Processing Services and Global Payments Direct agreements may be terminated by the processors if we materially breach certain sections of the agreements and we do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable processor or us from performing its services under this agreement. In addition, Global Payments Direct may terminate upon 60 days notice prior to the end of the current term.
Our Merchant Base
     We serve a diverse portfolio of small merchants. As of January 1, 2006, we provided processing services to approximately 140,000 active small merchants located across the United States and engaged in a wide variety of businesses. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. We also have agreements with approximately 50,000 non-active merchants who pay us monthly access fees, but do not generate sufficient transaction volume to be considered active.
Primary Merchant Categories Based on Our Historical Charge Volume
     No single merchant accounted for more than 3% of our aggregate transaction volume for 2005. We believe that this merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
     Generally, our agreements with merchants are for one or two years and automatically renew for additional one-year periods unless otherwise terminated. Our sponsoring banks are also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments, and fees associated with their merchant account, and in some cases, annual fees and early termination fees. Generally, the sponsoring bank may terminate the agreement for any reason on 30 days notice, and the merchant may terminate the agreement on 30 days notice, subject to the payment of any applicable early termination fees. Typically, the agreement may also be terminated by the sponsoring bank immediately upon a breach by the merchant of any of its terms. Generally, the agreement may not be assigned by the merchant without the prior written consent of the sponsoring bank.
     Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service make them less likely to change providers because of the inconveniences associated with a transfer. During 2005, we experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume, taking into consideration each of the acquisitions during this period. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.

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
     We currently have a staff of 37 employees dedicated to risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchant customers and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud, established as a result of our management’s extensive experience with higher risk market segments, has resulted in our development and implementation of highly effective risk management and fraud prevention systems and procedures.
     We employ the following systems and procedures to minimize our exposure to merchant fraud and card-not-present transaction fraud:
•	Underwriting. Our sales agents send new applications to our underwriting department for their review and screening. All of our underwriters have previous industry underwriting experience and have the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, average charge per transaction or reserve requirements for new and existing merchants. We obtain a personal guaranty from most of the owners of new merchants we enroll.

•	Proprietary Management Information Systems. Our proprietary systems automatically generate credit reports on new applicants, categorize risk based on all of the information provided and place the applications in a queue to be processed by our underwriting staff. The underwriting staff can access all of the collected information on a merchant online in order to render a decision on whether to approve or reject an application or whether to seek additional information.

•	Merchant Monitoring. We provide several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is downloaded to our Bankcard Application Manager (BAM) system from our third-party processors such as First Data Merchant Services Corporation and is sorted into a number of customized reports by our proprietary systems. Our risk management team also receives daily reports from Card Commerce International, a risk management services company, that highlight all exceptions to the established daily merchant parameters such as average ticket size, total processing volume or expected merchandise returns.

•	Risk Review Department. We have established an in-house risk review department that monitors the sales activities of all of the merchants that we service. Our risk review department focuses particular attention on fewer than 2,000 merchants in our portfolio, measured by volume, average ticket and other criteria, which accounted for approximately 2% of our total charge volume for December 31, 2005. The risk review department conducts background checks on these merchants, interviews merchants, anonymously purchases products and services, reviews sales records and follows developments in risk management procedures and technology. The risk review department reports to the risk committee, consisting of our President, Chief Executive Officer and Chief Financial Officer.

•	Investigation and Loss Prevention. If a merchant exceeds any approved parameter as established by our underwriting and/or risk management staff or violates regulations established by the applicable card association or the terms of our agreement with the merchant, an investigator will identify the incident and take appropriate action to reduce our exposure to loss, as well as the exposure of our merchants. This action may include requesting additional transaction information, instructing the merchant acquirer/processor to retrieve, withhold or divert funds, verifying delivery of merchandise or even deactivating the merchant account.

•	Reserves. We require some of our merchants to post reserves (cash deposits) that we use to offset against chargebacks we incur. Our sponsoring banks hold reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2005, these reserves (which are not included in our accompanying consolidated balance sheet) totaled approximately $48.9 million.

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
     Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. We cannot assure you that these security measures will be sufficient to prevent unauthorized access to our internal network. Application components communicate using sophisticated security protocols and are directly accessible by a limited number of employees on a need-only basis. Our operation and customer support systems are located at our facilities in Calabasas and Santa Barbara, California; Westchester, Illinois; Bridgeville, Pennsylvania; Gardnerville, Nevada; Syracuse, Utah; and Phoenix, Arizona.
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
Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from one business segment representing processing revenues and other fees from card-based payments. During 2005, 2004 and 2003, we had no single merchant that represented 2.0% or more of revenues. All revenues are generated and all of our long-lived assets are located in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.
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

     In February 2001, we were formed by the majority stockholders of iPayment Technologies, as a Tennessee corporation, under the name iPayment Holdings, Inc. (later renamed iPayment, Inc.) as a holding company for iPayment Technologies and other card processing businesses. We then appointed Gregory S. Daily as our Chief Executive Officer and Chairman of the Board. In April 2001, we acquired a 94.63% interest in iPayment Technologies, and in July 2002, we acquired the remaining outstanding shares of iPayment Technologies, which then became our wholly owned subsidiary, in each case by issuing our shares to iPayment Technologies stockholders in exchange for iPayment Technologies shares.
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
Employees
     As of December 31, 2005, we employed 404 full-time personnel at our wholly-owned subsidiaries, including 15 information systems and technology employees, 37 risk management employees, 226 in operations and 126 in sales and administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. We have employment agreements with our President, our Chief Executive Officer and our Chief Financial Officer. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.
Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.ipaymentinc.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
Item 1A. Risk Factors
Risks Relating to the Proposed Merger
     We believe that the current market price per share of our common stock reflects an expectation that the proposed acquisition of iPayment by Mr. Daily, Mr. Grimstad and certain parties related to them will occur. That acquisition is, as described above, subject to the satisfaction of a number of conditions. There can be no assurance that those conditions will be satisfied and that the proposed acquisition will occur. If the proposed acquisition does not occur, the price per share of our common stock is likely to decline.
Risks Relating to our Business
The full impact of our recent acquisitions on our operating results is not fully reflected in our historical financial results, which as a result, are not necessarily indicative of our future results of operations.
     Since January 2003, we have expanded our card-based payment processing services through the acquisition of four businesses, two significant portfolios and a 51 percent interest in an independent sales group as well as several smaller portfolios of merchant accounts. These acquisitions have contributed to a substantial portion of our total revenues. The full impact of these acquisitions on our operating results are not fully reflected in our historical results of operations due to the recent nature of these acquisitions and their varying stages of integration. As a result of these acquisitions, our historical results may not be indicative of results to be expected in future periods.

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
     Charges incurred by us relating to chargebacks were $4.4 million, or 0.6% of revenues in 2005, $3.9 million, or 1.1% of revenues in 2004, and $3.7 million (which excludes the $1.3 million reduction in an earlier estimate for merchant losses from a single merchant to reflect lower actual losses), or 1.6% of revenues in 2003.
We have incurred substantial debt, which can impair our financial and operating flexibility.
     We have incurred debt in connection with the financing of our operations and acquisitions. As of December 31, 2005, we had total debt of $100.2 million, and a net working capital deficit of approximately $4.7 million. We may incur additional debt in the future in order to pursue our acquisition strategy or for other purposes. Substantial indebtedness could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, or redeem or repurchase, our capital stock, issue, sell or allow distributions on capital stock of our subsidiaries, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests we grant on our assets could limit our financial and business flexibility.
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
     We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. In particular, we rely on FDMS through which we have undertaken to process 75% of our annual transactions. We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $11.7 million in fiscal 2006, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately proceeding year. Our gross margins would be adversely affected if we were required to pay these minimum fees as a result of insufficient transactions processed by FDMS.
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
     We rely primarily on the efforts of independent sales groups to market our services to merchants seeking to establish an account with a payment processor. Independent sales groups are companies that seek to introduce both newly-established and existing small merchants, including retailers, restaurants and service providers, such as physicians, to providers of transaction payment processing services like us. Generally, our agreements with independent sales groups that refer merchants to us are not exclusive to us and they have the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing independent sales groups and those serving other service providers that we may acquire, and to recruit and establish new relationships with other groups, could adversely affect our revenues and internal growth and increase our merchant attrition. Please see ''Business — Marketing and Sales’’ for a description of our independent sales group relationships.
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
     We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first quarter of the calendar year and stronger during the second, third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the second, third or fourth quarter, our net income could be lower than expected.
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
ITEM 1B. Unresolved Staff Comments
ITEM 2. Properties
     Our principal executive offices are located in approximately 6,700 square feet of leased office space in Nashville, Tennessee. We also maintain operations in approximately 27,000 square feet in Calabasas, California, approximately 14,000 square feet in Westchester, Illinois, approximately 6,000 square feet in Santa Barbara, California, approximately 2,500 square feet in Bridgeville, Pennsylvania, approximately 2,500 square feet in Gardnerville, Nevada, and approximately 7,500 square feet in Phoenix, Arizona. Our joint venture occupies approximately 6,700 square feet with its principal executive offices in Syracuse, Utah. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.
ITEM 3. Legal Proceedings
     See Note 6 — Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.
PART II
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Stock Market Information
     iPayment common stock is traded on the Nasdaq National Market under the symbol IPMT. On February 17, 2006, there were 68 holders of record of our common stock. The following table lists the high and low daily closing sales prices for each period indicated:

	2005		2004
	High	Low	High	Low
1st Quarter	$48.87	$40.40	$37.40	$29.75
2nd Quarter	$41.64	$31.55	$44.03	$32.45
3rd Quarter	$39.61	$35.95	$41.30	$32.20
4th Quarter	$41.52	$35.96	$50.29	$37.96
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
     The following is a summary of the shares reserved for issuance as of December 31, 2005, pursuant to outstanding options, rights or warrants granted under iPayment’s equity compensation plans:

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock Incentive Plan (1)	1,301,701	$21.91	191,342
Non-Employee Directors Stock Option Plan	41,643	$16.00	282,247
Equity compensation plans not approved by security holders:	—	$—	—

Total	1,343,344	$21.72	473,589

(1)	The Stock Incentive Plan provides that the number of shares under the plan is automatically increased on January 1 by the lesser of (a) an additional number of shares that, when added to the then maximum number of shares of common stock that may be issued pursuant to the plan, is equal to 12.5% of the total number of shares outstanding on the last trading day in December of the immediately preceding calendar year, (b) a number determined by the board of directors, and (c) 3,470,250 shares. For the purpose of (a), the number of shares outstanding is calculated by dividing by 0.875 the total number of shares of common stock outstanding, plus all securities or debt convertible into shares of common stock. This amount is multiplied by 12.5% and the total unissued and outstanding shares reserved under the Non-Employee Directors Stock Option Plan is subtracted from the result. As of January 1, 2006, this provision resulted in an increase of 767,142 shares available to be issued under the Stock Incentive Plan.

ITEM 6. Selected Financial Data

	(in thousands, except per share data and charge volume)
	2001	2002	2003	2004	2005
Statement of Operations Data:
Revenues	$38,889	$115,813	$226,052	$364,182	$702,712
Operating expenses:
Interchange	15,805	51,844	114,255	176,562	407,736
Other costs of services	21,996	47,796	76,571	135,316	213,138
Selling, general and administrative	3,782	6,541	8,012	12,437	18,062

Total operating expenses	41,583	106,181	198,838	324,315	638,936

Income (loss) from operations	(2,694)	9,632	27,214	39,867	63,776
Other income (expenses)
Interest income (expense), net	(2,928)	(6,894)	(9,928)	(2,707)	(8,657)
Other	625	(3,221)	(265)	279	(1,423)

Total other expense	(2,303)	(10,115)	(10,193)	(2,428)	(10,080)

Income (loss) before income taxes	(4,997)	(483)	17,021	37,439	53,696
Income tax provision (benefit)	(107)	10	1,403	12,704	20,915
Minority interest income					606

Net income (loss)	(4,890)	(493)	15,618	24,735	33,387
Preferred stock accretion	(874)	(1,516)	(652)	—	—

Net income (loss) allocable to common shareholders	$(5,764)	$(2,009)	$14,966	$24,735	$33,387

Earnings (loss) per common share:
Basic	$(1.41)	$(0.38)	$1.14	$1.50	$1.96
Diluted	$(1.41)	$(0.38)	$1.02	$1.39	$1.84
Weighted average shares outstanding:
Basic	4,101	5,254	13,131	16,545	17,049
Diluted	4,101	5,254	15,052	18,137	18,259

Financial and Other Data:
Charge volume (in millions) (1)	$802	$2,868	$6,478	$12,850	$25,725

	December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$290	$1,831	$733	$888	$1,023
Total assets	$36,081	$116,981	$201,943	$336,248	$340,981
Long-term debt to related parties, net of current portion	$22,250	$49,767	$15,591	$15,937	$—
Long-term debt to unrelated parties, net of current portion	$6,276	$20,921	$45,008	$152,500	$100,228
Total long-term debt	$28,526	$70,688	$60,599	$168,437	$100,228
Mandatorily redeemable convertible preferred stock	$5,154	$6,670	$—	$—	$—
Total stockholders’ equity (deficit)	$(10,991)	$13,519	$123,834	$154,016	$209,353

(1)	Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants, which is provided to us by our third party processing vendors.
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
Executive Overview
     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of January 1, 2006, we provided our services to approximately 140,000 small merchants located across the United States, up from over 125,000 as of January 1, 2005. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through over 850 independent sales groups, which gives us a non-employee, external sales force representing more than 3,000 sales professionals. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as FDMS and Vital Processing Services, and we rely on banks such as JP Morgan Chase to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating centers in Calabasas, California and Westchester, Illinois.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. The industry for card-based payments, such as credit and debit cards, by consumers in the U.S. has steadily increased over the past ten years. According to The Nilson Report, total purchases by U.S. consumers using Visa and MasterCard card-based systems grew from $1.741 trillion in 2003 to $1.961 trillion in 2004. Such expenditures are expected to grow to $2.931 trillion by 2009. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. Card-based payments are gradually replacing paper-based payments (check and cash) due to favorable demographics, with younger generations of consumers more accustomed to credit and debit cards. The Nilson Report estimates card-based payments will represent 48% of all U.S. payments by 2009. We find merchants through our independent sales groups and make occasional acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.
     Our operating results point to successful execution of this strategy during 2005. Charge volume increased to $25,725 million in 2005 from $12,850 million in 2004, and revenues increased 93.0% to $702.7 million in 2005 from $364.2 million in 2004. These increases were primarily the result of acquisitions ($295.9 million of revenue growth), principally the FDMS Merchant Portfolio purchased in December of 2004 and three businesses purchased since September 2004. Income from operations increased to $63.8 million in 2005 from $39.9 million in 2004. We continued to improve operational efficiency in 2005. Our processing costs per transaction declined to $0.13 in 2005 from $0.18 in 2004 and revenues per employee (average) increased to $1,968,000 in 2005 from $1,287,000 in 2004, principally as a result of our acquisition of the FDMS Merchant Portfolio.
     Interest expense increased to $8.7 million in 2005 from $2.7 million in 2004, reflecting the increase in borrowings primarily due to the FDMS Merchant Portfolio acquisition in December 2004. Our effective income tax rate also increased to approximately 39% in 2005, from approximately 34% in 2004, due to a reduction in the impact of the utilization of net operating loss carryforwards. Net income increased 35.1% to $33.4 million in 2005 from $24.7 million in 2004.
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
     In February 2001, we were formed by the majority stockholders of iPayment Technologies under the name iPayment Holdings, Inc. (later renamed iPayment, Inc.) as a holding company for iPayment Technologies and other card processing businesses. We then appointed Gregory Daily as our Chief Executive Officer and Chairman of the Board. In April 2001, we acquired a 94.63% interest in iPayment Technologies, and in July 2002, we acquired the remaining outstanding shares of iPayment Technologies, which then became our wholly owned subsidiary, in each case by issuing our shares to iPayment Technologies stockholders in exchange for iPayment Technologies shares.

     In August 2002, we were reincorporated in Delaware under the name iPayment, Inc. and in May 2003 we completed an initial public offering of our common stock and listing on the Nasdaq National Market.
Acquisitions
     Since January 2001, we have expanded our card-based payment processing services through the acquisition of eleven businesses, two significant portfolios and several smaller portfolios of merchant accounts, as set forth below. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 7,000 active small merchants on January 1, 2001, to approximately 140,000 on January 1, 2006. In addition, primarily due to these acquisitions, our revenues increased to $702.7 million in 2005, from $364.2 million in 2004. Income from operations improved to $63.8 million for 2005, from $39.9 million for 2004. Net income increased to $33.4 million for 2005 from $24.7 million for 2004. Net cash provided by operating activities increased to $76.2 million for 2005 from $38.5 million for 2004. The full impact of the acquisitions discussed below on our results of operations for fiscal 2004 is not fully reflected in our historical results of operations due to the recent nature of these acquisitions and their varying stages of integration.
     We expect our revenues, results of operations, and net cash provided by operating activities to continue to improve in 2006, as the full impact of these acquisitions are realized. If we engage in fewer acquisitions in the future, the revenues attributable to new acquisitions may decline as a percentage of our total revenues.
     The following table lists each of the acquisitions that we have made since January 1, 2003.

Acquired Business or Significant Portfolio	Date of
of Merchant Accounts	Acquisition
CardPayment Solutions	August 2003
FDMS Agent Bank Portfolio	December 2003
Transaction Solutions	September 2004
FDMS Merchant Portfolio	December 2004
Petroleum Card Services	January 2005
iPayment ICE of Utah, LLC	June 2005
National Processing Management Group	October 2005
     In August 2003, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of CardPayment Solutions, Inc. for $12.0 million in cash and 118,409 shares of our common stock valued at $25.34 per share for an aggregate of $3.0 million, plus a contingent payment based upon performance, which was subsequently paid in August 2004. CardPayment Solutions is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including goodwill of $14.6 million and a merchant-processing portfolio of $3.7 million. The operating results of CardPayment Solutions from August 1, 2003, are included in our consolidated income statements included elsewhere in this report.
     In December 2003, we entered into an Asset Purchase Agreement with FDMS pursuant to which we acquired the FDMS Agent Bank Portfolio for a price of $55.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement, we commenced receiving revenue from these accounts on January 1, 2004. In order to finance the acquisition, we increased our borrowing capacity under our revolving credit facility from $30.0 million to $65.0 million. We borrowed $45.0 million under our credit facility and used available cash for the balance of the purchase price. We are currently a customer of First Data for merchant processing services.
     In September 2004, we entered into an agreement to purchase substantially all the assets of TS Black and Gold, LP (“Transaction Solutions”). Transaction Solutions is a provider of credit card transaction processing services. Consideration included cash at closing and a contingent payment based upon future performance over two years which we anticipate to be partially supported by a letter of credit. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Transaction Solutions from September 1, 2004, are included in our consolidated income statements included elsewhere in this report.
     In December 2004, we entered into an Asset Purchase Agreement with FDMS, pursuant to which we acquired the FDMS Merchant Portfolio for a price of $130.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement, the acquisition became effective on December 31, 2004, and we commenced receiving revenue from the merchant accounts on January 1, 2005. We expanded our credit facility from $80.0 million to $180.0 million to finance the purchase. The transaction also strengthens our existing strategic relationship with First Data’s merchant services unit. We will continue to utilize processing services from First Data for the acquired portfolio. During February 2005, our revolving credit facility was expanded to $205.0 million and is further expandable to $280.0 million.

     In January 2005, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of Petroleum Card Services. Consideration included cash at closing and a contingent payment based on performance over the first two years. The first year contingent payment criteria was achieved and accrued for in our consolidated balance sheet and was subsequently paid in January 2006. Petroleum Card Services is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Petroleum Card Services from January 1, 2005, are included in our consolidated income statements included elsewhere in this report.
     In May 2005, we acquired a 51% interest in iPayment ICE of Utah, LLC (“ICE”). ICE is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of ICE from June 1, 2005, are included in our consolidated income statements included elsewhere in this report.
     In October 2005, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of National Processing Management Group (“NPMG”). Consideration included cash at closing and contingent payments based on performance in 2006 and 2007. NPMG is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of NPMG from October 1, 2005, are included in our consolidated income statements included elsewhere in this report.
     For the year ended December 31, 2005, revenues attributable to acquisitions were $295.9 million or 87.4% of our total growth in revenues over 2004. For the year ended December 31, 2004, revenues attributable to acquisitions were $98.4 million or 71.3% of our total revenue growth from 2003. If we engage in fewer acquisitions in the future, the revenues attributable to new acquisitions may decline as a percentage of our total revenues.
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
     Revenue recognition. Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.
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
     The most significant component of operating expenses is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

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
     Selling, general and administrative expenses consist primarily of salaries and wages, professional fees and other general administrative expenses.
     Accounting for goodwill and intangible assets. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation by comparing carrying value to estimated fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.
     We completed the testing for impairment of goodwill as of July 31, 2005, using the present value of future cash flows and determined that the fair value of the reporting unit exceeded the carrying amount of its net assets, including goodwill, accordingly, no impairment charge was required.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of December 31, 2005 and 2004, and determined that no impairment charge was required.
     Accounting for Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This standard will be effective for us as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards on that date. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We will adopt SFAS No. 123R following the modified prospective method in the first quarter 2006, as required.
     As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options. We are currently in the process of assessing the impact that SFAS No. 123R will have on our consolidated income statement in 2006. The historical pro forma income statement disclosure may not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors. During the fourth quarter of 2003, we benefited from a favorable nonrecurring $1.3 million reduction in an earlier estimate for merchant losses from a single merchant to reflect lower actual losses. At December 31, 2005, our reserve for losses on merchant accounts totaled $1.1 million.

     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At December 31, 2005, we had approximately $3.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million. We had no state net operating loss carryforwards as of December 31, 2005.
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
Off-Balance Sheet Arrangements
     We do not have transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to effect our liquidity or capital resources. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the consolidated balance sheets.
Results of Operations
Years ended December 31, 2005 and 2004 (in thousands, except percentages)

		% of		% of
		Total		Total	Change
	2005	Revenue	2004	Revenue	Amount	%
Revenues	$702,712	100.0%	$364,182	100.0%	$338,530	93.0%
Operating Expenses:
Interchange	407,736	58.0	176,562	48.5	231,174	130.9
Other costs of services	213,138	30.3	135,316	37.2	77,822	57.5
Selling, general and administrative	18,062	2.6	12,437	3.4	5,625	45.2

Total operating expenses	638,936	90.9	324,315	89.1	314,621	97.0

Income from operations	63,776	9.1	39,867	10.9	23,909	60.0
Other (expense) income
Interest expense	(8,657)	(1.2)	(2,707)	(0.7)	(5,950)	219.8
Other	(1,423)	(0.2)	279	0.1	(1,702)	(610.0)

Total other expense	(10,080)	(1.4)	(2,428)	(0.7)	(7,652)	315.2

Income before income taxes	53,696	7.6	37,439	10.3	16,257	43.4
Income tax provision	20,915	3.0	12,704	3.5	8,211	64.6
Minority interest income	606	0.1	—	—	606	N/M

Net income	$33,387	4.8%	$24,735	6.8%	$8,046	32.5%

N/M — Not meaningful
     Revenues. Revenues increased 93.0% to $702.7 million in 2005 from $364.2 million in 2004. This increase was primarily due to the impact of our acquisitions since September 2004 of the FDMS Agent Bank Portfolio, three businesses and several smaller portfolios of merchant contracts, which resulted in an aggregate increase in revenues of $295.9 million, representing 87.4% of our total growth in revenues over the prior period.
     Interchange. Interchange expense increased 130.9% to $407.7 million in 2005 from $176.6 million in 2004. This increase was primarily the result of increased charge volume due to the acquisitions of businesses and portfolios of merchant contracts as previously noted. Interchange expense as a percentage of revenues increased to 58.0% in 2005 from 48.5% in 2004, because interchange expenses as a percentage of revenues for the FDMS Merchant Portfolio are higher than the rest of our mix of business.
     Other Costs of Services. Other costs of services increased 57.5% to $213.1 million in 2005 from $135.3 million in 2004. This increase was primarily due to increased costs associated with increased charge volume related to our acquisitions. Other costs of services represented 30.3% of revenues in 2005 as compared to 37.2% of revenues in 2004. Other costs of services as a percentage of revenues decreased primarily due to a decrease in residuals and personnel costs as a percentage of revenues because the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in these costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 45.2% to $18.1 million in 2005 from $12.4 million in 2004. The increase was primarily due to an increase in personnel costs resulting from our acquisitions. Selling, general and administrative expenses as a percentage of revenues decreased to 2.6% in 2005 compared to 3.4% in 2004, as the additional revenues from the FDMS Merchant Portfolio acquisition did not require a proportionate increase in personnel costs.
     Other Expense. Other expense in 2005 primarily consisted of $8.7 million of interest expense. Other expense also included $1.5 million of expenses incurred by the Special Committee of the Board of Directors related to the evaluation of strategic alternatives. Other expense increased $7.7 million from $2.4 million in 2004, primarily due to an increase in interest expense resulting from an increase in borrowings to fund acquisitions.
     Income Tax. Income tax expense increased $8.2 million to $20.9 million in 2005 from $12.7 million in 2004 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 39.0% in 2005, compared to 33.9% in 2004. As our taxable income increased in 2005, the utilization of previously unrecognized net operating loss carryforwards had a proportionately smaller beneficial impact on our effective rate than it did in 2004.
     Minority Interest. Minority interest income was $0.6 million in 2005 due to our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005.
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
     Interchange. Interchange expense increased 54.5% to $176.6 million in 2004 from $114.3 million in 2003. This increase was primarily the result of increased charge volume due to the acquisitions of businesses and portfolios of merchant contracts as previously noted. Interchange expense as a percentage of revenues decreased to 48.5% in 2004 from 50.5% in 2003, because we present revenue net of interchange for certain customers included in our acquisition of the FDMS Agent Bank Portfolio.
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
     Income Tax. The income tax provision increased to $12.7 million in 2004 from $1.4 million in 2003. The increase was attributable to an increase in taxable income in 2004
Liquidity and Capital Resources
     As of December 31, 2005, we had cash and cash equivalents totaling $1.0 million, compared to $0.9 million as of December 31, 2004. We had a net working capital deficit (current liabilities in excess of current assets) of $4.7 million as of December 31, 2005, compared to net working capital of $10.9 million as of December 31, 2004. The decrease in working capital was primarily due to the accrual of contingent acquisition price obligations at December 31, 2005, totaling $9.5 million. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to satisfy our current obligations.
Operating activities
     Net cash provided by operating activities was $76.2 million for 2005, consisting of net income of $33.4 million, depreciation and amortization of $40.7 million, noncash interest expense of $1.0 million, and a net favorable change in operating assets and liabilities of $1.2 million. The net favorable change in operating assets and liabilities was primarily caused by a reduction in prepaid monthly interchange expenses, an increase in income taxes payable, and an increase accrued residual payments and other processing costs at year-end. We are no longer required to pre-fund the aforementioned monthly interchange expenses to Chase. These favorable items were partially offset by an increase in accounts receivable due to the addition of net revenues from the FDMS Merchant portfolio in January 2005, and an increase in deferred tax assets due to timing differences related to amortization of our portfolio acquisitions.
     Net cash provided by operating activities was $38.5 million in 2004, consisting of net income of $24.7 million, depreciation and amortization of $20.1 million and noncash interest expense of $0.7 million, partially offset by a net unfavorable change in operating assets and liabilities of $7.1 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in accounts receivable due to our increased revenues in 2004 and approximately $2.4 million of capitalized debt issuance costs related to the amendment of the credit facility.
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
Investing activities
     Net cash used in investing activities was $26.1 million for 2005. Net cash used by investing activities primarily consisted of $24.1 million paid for the purchases of two businesses (Petroleum Card Services and National Processing Management Group), an earnout payment, and a 51% interest in a joint venture with a direct sales group, as well as the acquisition of several residual cash flow streams. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $143.6 million in 2004. Cash paid for acquisitions of a business and portfolios, as well as the acquisition of several residual cash flow streams and other intangibles was $148.6 million. These payments were partially offset by a net decrease in restricted cash of $7.9 million due to funds held on deposit by a former sponsor bank that were returned to us. Total capital expenditures for 2004 were $0.9 million. These expenditures were primarily related to leasehold improvements, computers and other equipment.
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

Financing activities
     Net cash used in financing activities was $50.0 million for 2005, consisting of net repayments on our credit facility of $52.5 million and repayment of other long-term debt of $0.7 million, partially offset by $3.2 million of proceeds from stock option exercises.
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
     We currently have a $205.0 million revolving credit facility with Bank of America and JP Morgan Chase as lead banks, which is expandable to $280.0 million. In December 2004 we amended our existing credit facility from $80.0 million to $180.0 million to facilitate the acquisition of the FDMS Merchant Portfolio. This was subsequently expanded to $205.0 million in February 2005. The credit facility includes a $5.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 1.75%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.35%) on any undrawn amounts. Such undrawn amounts were $105.0 million at December 31, 2005. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of December 31, 2005. At December 31, 2005, $100.0 million was outstanding under the credit facility, at a weighted average interest rate of 6.13%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.
     In August 2005, the holders of $16.0 million of convertible subordinated promissory notes (including $1.0 million of accrued interest, of which $0.4 million was convertible) converted their notes into 662,070 shares of our common stock. The related accrued interest was paid at that time.
     We also have net capitalized debt issuance costs related to the credit facility totaling $3.0 million as of December 31, 2005. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility.
     The following table of our material contractual obligations as of December 31, 2005, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit facility	$100,000	$—	$100,000	$—	$—
Capital lease obligations	329	102	170	57	—
Contingent acquisition price obligations (1)	9,500	9,500	—	—	—
Operating lease obligations	4,547	1,549	2,166	832	—
Purchase obligations (2)(3)(4)	46,313	16,119	19,994	6,846	3,354

Total contractual obligations	$160,689	$27,270	$122,330	$7,735	$3,354

(1)	Contingent acquisition price obligations represent additional purchase prices of prior acquisitions which were contingent upon achievement of certain operating results and for which such contingencies have been met and the obligation has been accrued for in the consolidated balance sheet.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $11.7 million in fiscal 2006, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2006, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2005, and are excluded from this table.

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
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This standard will be adopted by us as of January 2006 and will apply to all awards granted, modified cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We will adopt SFAS No. 123R following the modified prospective method in the first quarter of 2006, as required.
     As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options. We are currently in the process of assessing the impact that SFAS No. 123R will have on our consolidated income statement in 2006. The historical pro forma income statement disclosure may not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
     We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At December 31, 2005, $100.0 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional interest expense of $1.0 million.
     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of iPayment, Inc.:
     We have audited the accompanying consolidated balance sheets iPayment, Inc.(a Delaware Corporation) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in the relation to the basic financial statements take as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iPayment, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 16, 2006

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share amounts)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$1,023	$888
Accounts receivable, net of allowance for doubtful accounts of $508 and $130 at December 31, 2005 and December 31, 2004, respectively	22,718	17,031
Prepaid expenses and other current assets	2,549	6,765

Total current assets	26,290	24,684

Restricted cash	3,090	3,248
Property and equipment, net	2,907	2,749
Intangible assets, net of accumulated amortization of $65,199 and $28,896 at December 31, 2005 and December 31, 2004, respectively	192,343	219,331
Goodwill, net	105,178	79,360
Deferred tax asset, net	5,757	701
Other assets, net	5,416	6,175

Total assets	$340,981	$336,248

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,394	$2,418
Accrued liabilities and other	24,575	11,377

Total current liabilities	30,969	13,795

Minority interest in equity of consolidated subsidiary	431	—

Related party long-term debt	—	15,937
Long-term debt	100,228	152,500

Total liabilities	131,628	182,232

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued or outstanding at December 31, 2005 or December 31, 2004	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 17,725,181 shares issued and outstanding at December 31, 2005; 180,000,000 shares authorized, 16,757,891 shares issued and outstanding at December 31, 2004	155,870	132,825
Deferred compensation	(3,413)	(2,318)
Retained earnings	56,896	23,509

Total stockholders’ equity	209,353	154,016

Total liabilities and stockholders’ equity	$340,981	$336,248

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Revenues	$702,712	$364,182	$226,052

Operating expenses:
Interchange	407,736	176,562	114,255
Other costs of services	213,138	135,316	76,571
Selling, general and administrative	18,062	12,437	8,012

Total operating expenses	638,936	324,315	198,838

Income from operations	63,776	39,867	27,214

Other expense (income):
Interest expense	8,657	2,707	9,928
Other expense (income)	1,423	(279)	265

Income before income taxes and minority interest in earnings of consolidated subsidiary	53,696	37,439	17,021

Income tax provision	20,915	12,704	1,403

Minority interest in loss of consolidated subsidiary	606	—	—

Net income	33,387	24,735	15,618

Accretion of mandatorily redeembable covertible preferred stock	—	—	(652)

Net income allocable to common stockholders	$33,387	$24,735	$14,966

Basic and diluted earnings per common share:
Earnings per share
Basic	$1.96	$1.50	$1.14
Diluted	$1.84	$1.39	$1.02

Weighted average shares outstanding
Basic	17,049	16,545	13,131
Diluted	18,259	18,137	15,052
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity
				Retained
	Common Stock		Deferred	Earnings
	Shares	Amount	Compensation	(Deficit)	Total
Balance at December 31, 2002	6,736,075	$29,736	$(25)	$(16,192)	$13,519
Issuance of common stock for cash	5,625,000	75,589	—	—	75,589
Issuance of common stock in acquisition	118,409	3,000	—	—	3,000
Cancellation of shares in payment of note receivable	(38,057)	(957)	—	—	(957)
Conversion of debt to common stock	563,606	9,026	—	—	9,026
Issuance of common stock upon exercise of warrants	2,012,648	36	—	—	36
Exercise of stock options and related tax benefits	197,901	1,278	—	—	1,278
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	(652)	(652)
Conversion of preferred stock to common stock	1,192,470	7,322	—	—	7,322
Amortization of deferred compensation	—	—	25	—	25
Issuance of stock options to nonemployees for services rendered	—	30	—	—	30
Net income				15,618	15,618

Balance at December 31, 2003	16,408,052	$125,060	$—	$(1,226)	$123,834
Exercise of stock options and related tax benefits	256,647	4,333	—	—	4,333
Issuance of restricted stock to employees	93,192	3,410	(3,410)	—	—
Amortization of restricted stock	—	—	1,092	—	1,092
Issuance of stock options to nonemployees for services rendered	—	22	—	—	22
Net income				24,735	24,735

Balance at December 31, 2004	16,757,891	$132,825	$(2,318)	$23,509	$154,016
Exercise of stock options and related tax benefits	240,448	5,307	—	—	5,307
Issuance of restricted stock to employees	100,000	3,625	(3,625)	—	—
Amortization of restricted stock	—	—	1,530	—	1,530
Restricted stock cancelled	(35,228)	(1,334)	1,000	—	(334)
Conversion of debt to common stock	662,070	15,331	—	—	15,331
Issuance of stock options to nonemployees for services rendered	—	116	—	—	116
Net income				33,387	33,387

Balance at December 31, 2005	17,725,181	$155,870	$(3,413)	$56,896	$209,353

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$33,387	$24,735	$15,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,657	20,143	8,041
Noncash interest expense	987	681	6,383
Changes in assets and liabilities:
Accounts receivable	(5,687)	(3,923)	(5,995)
Prepaid expenses and other current assets	4,260	(4,137)	(1,327)
Other assets	(5,757)	(2,922)	1,375
Accounts payable	3,961	(625)	67
Accrued liabilities and other	4,420	4,499	(4,099)

Net cash provided by operating activities	76,228	38,451	20,063

Cash flows from investing activities:
Changes in restricted cash	209	7,893	(7,850)
Expenditures for property and equipment	(1,133)	(897)	(631)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(24,148)	(148,572)	(75,662)
Payments related to businesses previously acquired	(990)	(2,000)	(2,099)

Net cash used in investing activities	(26,062)	(143,576)	(86,242)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(52,500)	107,500	43,950
Repayments of debt	(721)	(4,526)	(55,267)
Proceeds from issuance of common stock	3,190	2,306	76,398

Net cash (used in) provided by financing activities	(50,031)	105,280	65,081

Net increase (decrease) in cash and cash equivalents	135	155	(1,098)
Cash and cash equivalents, beginning of period	888	733	1,831

Cash and cash equivalents, end of period	$1,023	$888	$733

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS – (Continued)
(In thousands)

	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$20,179	$9,968	$872
Cash paid during the period for interest	$8,241	$1,753	$3,417

Supplemental disclosure of noncash investing and financing activities:
Accrual of deferred payment for purchase of business previously acquired	$9,500	$—	$—
Settlement of income tax withholding obligations through receipt of iPayment common stock	$334	$—	$—
Conversion of debt to common stock	$15,331	$—	$9,026
Mandatorily redeemable convertible preferred stock:
Accretion	$—	$—	$652
Conversion to common stock	$—	$—	$7,322
Settlement of notes receivable through receipt of iPayment common stock	$—	$—	$957

Acquisitions of businesses funded with
Common stock	$—	$—	$3,000
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
     Certain prior year amounts have been reclassified to conform to the current year presentation, including separate presentation of interchange fees and classification of all depreciation and amortization expense as other cost of services in the consolidated statements of operations. Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to independent sales groups, which are commissions we pay to our groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and service expenses, sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
Significant Developments
     In December 2005, the Company signed a merger agreement with iPayment Holdings, Inc. (“Holdings”) and iPayment MergerCo, Inc., each of which is a Delaware corporation newly formed by Mr. Daily, Carl A. Grimstad, our President, and certain parties related to them, pursuant to which iPayment’s stockholders (other than Holdings) will receive $43.50 per share in cash in exchange for their iPayment shares. This amount will be increased by an amount equal to $0.0085 multiplied by the number of days, if any, from and after the 20th calendar day after satisfaction of the conditions precedent relating to stockholder approval, no injunction or illegality, and antitrust laws, through and including the day of the closing of the merger. In order to finance the transaction, Holdings has received a commitment letter for $760.0 million from Bank of America, N.A. and certain of its related entities, and equity commitments of up to $206.0 million from Mr. Daily and Mr. Grimstad on their own behalf and on behalf of certain related parties. The merger, which is anticipated to be completed in the second quarter of 2006, is subject to the receipt of financing necessary to complete the transaction on the terms set forth in the commitments obtained by Holdings (or on other terms not less favorable to iPayment and Holdings, as determined by Holdings in its reasonable discretion), regulatory approvals, the approval of iPayment’s stockholders (including the approval of a majority of the stockholders of iPayment who are unaffiliated with Holdings), and other customary conditions. If the merger agreement is adopted and the merger is completed, we will no longer be a publicly-held corporation.
     Other expense relating to the work of the Special Committee of the Board of Directors, established to evaluate the non-binding proposal from a newly-formed entity, wholly-owned by Gregory S. Daily, our Chairman and Chief Executive Officer, to acquire all of the outstanding shares of iPayment and any alternative transactions, was approximately $1.5 million for the year ended December 31, 2005. The Special Committee consists of three independent directors.
2. Summary of Significant Accounting Policies

Principles of Consolidation
     The consolidated financial statements include the accounts of iPayment, Inc. and its wholly owned subsidiaries iPayment of California, LLC, 1st National Processing Inc, E-Commerce Exchange Inc, iPayment of Maine, Inc, OnLine Data Corporation, CardSync Processing, Inc, CardPayment Solutions, LLC, Acquisition Sub, LLC, TS Acquisition Sub, LLC, PCS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc, NPMG Acquisition Sub, LLC and iPayment Acquisition Sub, iPayment of Eureka, Inc, iPayment ICE Holdings, Inc, as well as its majority-owned subsidiary, iPayment ICE of Utah. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between iPayment, Inc., including its subsidiaries, and its directors and officers are disclosed as related party transactions (Note 11).
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
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by VISA and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain agent bank portfolios acquired as part of the FDMS acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
     Other costs of services include costs directly attributable to processing and bank sponsorship costs, which amounted to $46.9 million, $27.7 million and $18.4 million in 2005, 2004 and 2003, respectively. They also include related services to our merchants such as residual payments to sales groups, which are commissions we pay to our sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
     Other costs of services also include depreciation and amortization expenses, which are recognized on a straight-line basis over the estimated useful life of the asset. Amortization of intangible assets results from our acquisitions of portfolios of merchant accounts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolio and other intangibles.
     Selling, general and administrative expenses consist primarily of salaries and wages.
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
     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. For the years ended December 31, 2005 and 2004, respectively, approximately 281,000 and 31,000 stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. There were no anti-dilutive stock options in 2003.
     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands) for the year ended:

	2005			2004			2003
	Income	Common	Per Share	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount	Available	Shares	Amount

Basic earnings per share	$33,387	17,049	$1.96	$24,735	16,545	$1.50	$14,966	13,131	$1.14
Effects of dilutive securities:
Stock options	—	697	(0.08)	—	870	(0.08)	—	1,259	(0.10)
Convertible debt	278	424	(0.03)	404	662	(0.02)	405	662	(0.02)
Restricted stock	—	89	(0.01)	—	60	(0.01)	—	—	—

Diluted earnings per share	$33,665	18,259	$1.84	$25,139	18,137	$1.39	$15,371	15,052	$1.02
				-
Cash and Cash Equivalents and Statements of Cash Flows
     For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and securities with original maturities of three months or less. Our cash accounts at various banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Cash and cash equivalents in excess of FDIC insured limits totaled $245,000 at December 31, 2005.
Restricted Cash
     Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral. Restricted cash in excess of FDIC insured limits totaled $3,071,000 at December 31, 2005.
Accounts Receivable, net
     Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2005 and 2004 was $508,000 and $130,000, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.
Property and Equipment, net
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expense for property and equipment for the years ended December 31, 2005, 2004 and 2003 was $1,608,000, $2,413,000 and $662,000, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.
Intangible Assets, net
     Intangible assets primarily include merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (Note 4). All costs are amortized using the straight-line method over an estimated life as follows (in years), with no estimated residual values:

Weighted-average
Useful Life
Merchant processing portfolios	4 to 7 years
Other intangible assets	3 to 5 years
     Estimated useful lives are determined by us for merchant processing portfolios based on the weighted average life of the expected cash flows from the underlying merchant accounts and for other intangible assets, primarily over the remaining terms of the contracts. During 2005, 2004 and 2003, amortization expense related to intangible assets was $37,339,000, $16,649,000 and $6,596,000, respectively. As of December 31, 2005, estimated amortization expense for each of the five succeeding years is expected as follows

(in thousands):

Year Ended	Amount
2006	$37,102
2007	36,003
2008	34,908
2009	33,001
2010	30,594
Thereafter:	20,735

Total	192,343

     Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2005. Actual amounts will increase if additional amortizable intangible assets are acquired.
Goodwill, net
     Goodwill recognized from acquisitions initiated prior to July 1, 2001 was $6,621,000, net of accumulated amortization of $345,000 and was assigned to iPayment Technologies. It was being amortized on a straight-line basis over 20 years. We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and, accordingly, ceased the amortization of goodwill effective December 31, 2001. Goodwill recognized from acquisitions initiated after June 30, 2001, is assigned to the individual business acquired and is not amortized, but instead subjected to periodic testing for impairment. We completed our annual goodwill impairment review as of July 31, 2005, and determined that no impairment charge for goodwill was required at that time or at December 31, 2005.
Impairment of Long-Lived Assets
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed during 2005, we concluded that none of our long-lived assets were impaired.
Other Assets
     Other assets at December 31, 2005 and 2004, include approximately $1,099,000 and $1,289,000, respectively, of notes receivable (an additional $1,611,000 and $922,000 is included in prepaid expenses and other current assets at December 31, 2005 and 2004, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6% to 10%, and are payable back to us through 2008. We secure the loans by the independent sales group’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups.
     Also included in other assets at December 31, 2005 and 2004, are approximately $2,952,000 and $3,795,000 of debt issuance costs (net of accumulated amortization of $1,686,000 and $926,000, respectively), which are being amortized over the term of the debt agreement. Other assets also include sales-type leases held for investment, which are stated at the present value of the future minimum lease payments and estimated residual values discounted at the rate implicit in the lease, net of allowances for losses. Sales-type leases held for investments included in other assets were approximately $1,077,000 and $952,000 at December 31, 2005 and 2004, respectively.
Reserve for Losses on Merchant Accounts
     We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. At December 31, 2005 and 2004, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1,144,000 and $1,121,000, respectively.
     The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses of $4,393,000, $3,936,000 and $2,391,000 for the years ended December 31, 2005, 2004 and 2003, respectively, are included in other costs of services in the accompanying consolidated statements of operations.
Financial Instruments

     We believe the carrying amounts of financial instruments at December 31, 2005, including cash, restricted cash, accounts receivable, sales-type leases held for investment, accounts payable and long-term debt approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivables, carrying amounts approximate the respective fair values. Generally, notes payable are variable or fixed-rate instruments at terms we believe would be available if similar financing were obtained from another third party. As such, their carrying amounts also approximate their fair value.
Stock-Based Compensation
     We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We measure compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock.
     The following table presents the effect on net income and basic and diluted net income per common share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$33,387	$24,735	$14,966

Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(2,338)	(1,635)	(1,034)

Pro forma net income	$31,049	$23,100	$13,932

Earnings per share:
As reported:
Basic	$1.96	$1.50	$1.14
Diluted	$1.84	$1.39	$1.02

Pro Forma:
Basic	$1.82	$1.40	$1.06
Diluted	$1.72	$1.30	$0.95
     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 45%, 50% and 50% for 2005, 2004 and 2003, respectively (iii) expected lives of 3 years for all periods, (iv) and risk-free interest rates ranging from approximately 2% to 4% for all periods.
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
Advertising Costs
     We recognize advertising costs as incurred. Advertising costs were $160,000, $81,000 and $52,000 in 2005, 2004 and 2003, respectively, and were included in selling, general and administrative expenses.
New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This standard will be adopted by us as of January 2006 and will apply to all awards granted, modified cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We will adopt SFAS No. 123R following the modified prospective method in the first quarter of 2006, as required.
     As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options. We are currently in the process of assessing the impact that SFAS No. 123R will have on our consolidated income statement in 2006. The historical pro forma income statement disclosure may not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.
3. Initial Public Offering
     In May 2003, we completed an initial public offering (“IPO”) whereby we sold 5,625,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $75.6 million (after underwriters’ discount of $6.3 million and related offering expenses of $8.1 million). As described in Note 7, we used $55.7 million of the proceeds to repay debt that had a carrying value of $52.1 million and converted an additional $9.0 million of debt with a carrying value of $8.2 million into 562,500 shares of common stock. The repayment and conversion of debt resulted in recognition of a noncash pre-tax charge of approximately $4.4 million due to the acceleration of interest expense equal to the unamortized debt discount balance at the date of repayment or conversion. This charge of $4.4 million is included as interest expense in our consolidated statements of operations. Immediately prior to the offering we effected a reverse split of our outstanding common stock of 0.4627 shares for each share outstanding. All shares and per share calculations included in the accompanying consolidated financial statements have been adjusted to reflect this reverse split.
4. Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. For the twelve months ended December 31, 2005 and 2004, respectively, amortization expense related to our merchant processing portfolios and other intangible assets was $37.3 million and $16.6 million. For the year ended December 31, 2005, revenues attributable to acquisitions were $295.9 million or 87.4% of our total growth in revenues over 2004. For the year ended December 31, 2004, revenues attributable to acquisitions were $98.4 million or 71.3% of our total revenue growth from 2003. If we engage in fewer acquisitions in the future, the revenues attributable to new acquisitions may decline as a percentage of our total revenues.
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
First Data Merchant Services Agent Bank Portfolio
     On December 19, 2003, we entered into an asset purchase agreement with FDMS pursuant to which we acquired a portfolio of merchant accounts and agent bank agreements (the “FDMS Bank Portfolio”) from First Data for a price of $55.0 million in cash, of which $1.8 million related to certain rental equipment. The operating results of the FDMS Agent Bank Portfolio were included in our consolidated statements of operations effective January 1, 2004. The purchase price allocated to merchant portfolios of $53.2 million is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over seven years for financial reporting purposes and fifteen years for income tax purposes.
     Intangible assets consist of merchant portfolios of $3,700,000 and are being amortized over seven years. Goodwill and intangible assets are amortized over fifteen years for income tax purposes. The debt assumed in the acquisition was repaid during 2003.
Other Acquisitions
     Additionally, we have made various other purchases of residual cash flow streams and merchant processing portfolios, as well as two businesses — Petroleum Card Services (“PCS”) and National Processing Management Group (“NPMG”); a 51 percent interest in a joint venture with a direct sales group (“ICE”) — collectively totaling $24.1 million during 2005. PCS was acquired during January 2005 and NPMG was acquired during October 2005. Consideration for both acquisitions included cash at closing and a contingent payment based upon future performance over two years. The acquisitions of PCS and NPMG were recorded under the purchase method. The purchase prices for the residual cash flow streams and merchant processing portfolios have been primarily assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of four to seven years. As a result of these acquisitions, we recorded approximately $10.2 million of intangible assets and $25.5 million of goodwill during fiscal 2005.
Pro Forma Disclosure for the Above Business Acquisitions
     There were no acquisitions of businesses during 2005, 2004 or 2003 that would require a pro forma disclosure.
5. Details of Balance Sheet Accounts

(in thousands)	December 31, 2005	December 31, 2004
Property and Equipment, net:
Machinery and equipment	$1,131	$814
Furniture and fixtures	1,090	950
Leasehold improvements	287	155
Computer software and equipment	1,549	869
Terminals	1,299	2,872

	5,356	5,660
Less — accumulated depreciation and amortization	(2,449)	(2,911)

	$2,907	$2,749

Goodwill, net:
Goodwill, net — beginning balance	79,360	73,002
Goodwill acquired during the period	25,492	6,271
Adjustments to goodwill acquired in prior period	326	87

	$105,178	$79,360

6. Commitments and Contingencies
Leases
     We lease our office facilities for approximately $228,000 per month under operating leases. Our facilities include locations in Nashville, Tennessee, Westchester, Illinois, two California locations in Calabasas and Santa Barbara, Bridgeville, Pennsylvania, Gardnerville, Nevada and Phoenix, Arizona. Our joint venture’s principal executive offices are located in Syracuse, Utah. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2005 (in thousands):

Year Ending	Amount
2006	$1,549
2007	1,343
2008	823
2009	790
2010	42
Thereafter	—

Total	$4,547

     Total rent expense for the years ended 2005, 2004 and 2003 was $1,631,000, $1,134,000 and $1,210,000, respectively.
Minimum Processing Commitments
     We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. As of December 31, 2005, such minimum commitments were as follows (in thousands):

Year Ending	Amount
2006	$16,119
2007	11,230
2008	8,764
2009	4,027
2010	2,819
Thereafter	3,354

Total	$46,313

     In conjunction with the FDMS Merchant Portfolio and FDMS Agent Bank Portfolio acquisitions (Note 4), we also entered into service agreements with FDMS (the “Service Agreements”) pursuant to which FDMS agreed to perform certain data processing and related services with respect to the acquired merchant contracts through 2011. In consideration for entering into the Service Agreements, we are required to pay FDMS a processing fee related to these accounts of at least 70% of the amount paid during the immediately preceding year. The minimum commitments for years after 2006 included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual fees paid in the preceding years.
     We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2005, and are excluded from this table.
Contingent Acquisition Price Obligations
     Certain of our acquisitions include purchase price escalations that are contingent upon future performance. We accrue such obligations once all contingencies are met. As of December 31, 2005, $9.5 million related to contingent purchase price obligations was included in Accrued liabilities and other in our Consolidated Balance Sheets.
Litigation
     France Vacations, Inc., etc. v. Citibank, etc., and iPayment, Inc. et al., Los Angeles County Superior Court, State of California, Case No. BC327932.

     As previously reported on Form 10-K for the year ended December 31, 2004, Plaintiffs France Vacations, Inc., (“France Vacations”) and Tahiti Vacations, Inc. (“Tahiti”) commenced this lawsuit on January 27, 2005 by filing a complaint in the Los Angeles County Superior Court against us and seven banks and financial institutions. Plaintiff’s initial complaint alleged nine causes of action and asserted claims that we and the other defendants were responsible and liable for an alleged loss that Plaintiffs sustained as a result of the alleged embezzlement scheme, conversion, and misappropriation of funds by their former employee. Plaintiffs later filed a First Amended Complaint (“FAC”) alleging essentially the same claims asserted in the initial complaint, but dropping the cause of action for breach of the covenant of good faith and fair dealing.
     We filed a Demurrer and Motion to Strike, which was sustained on August 2, 2005 as to all causes of action, with leave to amend. Plaintiffs then filed a Second Amended Complaint (“SAC”) dropping the fiduciary duty, injunctive relief, declaratory relief, and accounting claims, and added back the claim for breach of the implied covenant that Plaintiffs had earlier dropped from the FAC. We and the other defendants filed Demurrers and Motions to Strike which were heard on December 6, 2005 and which the Court sustained, without leave to amend. On December 16, 2005 the Court entered Judgment in favor of all the defendants and of Dismissal of the lawsuit, with prejudice. The Judgment will become final unless an appeal is filed on or before February 27, 2006.
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Service.,Civil Action No.05CC02794 — State of California, Superior Court of Orange County.
     As previously reported on Form 10-K for the year ended December 31, 2004, this lawsuit, naming our subsidiary E-Commerce Exchange, Inc. (“ECX”), and third parties, A-1 Leasing LLC, (“A-1 Leasing”) and Duvera Billing Services (“Duvera”) as defendants, was filed on February 2, 2005. The lawsuit was filed by Robert Aguilard and nine other named plaintiffs on behalf of themselves, and as private attorneys general pursuant to California Business and Professions Code Sections 17204 and 17535, on behalf of all persons similarly situated, and on behalf of the general public, as a “class action”, (the “class” being defined in the Compliant as “all persons who purchased or leased a Quick Commerce or Wonderpay software/license/set-up fee from defendants”). On April 8, 2005, Plaintiffs filed a First Amended Complaint (“FAC”), which alleges as to all defendants, a single cause of action for “unfair competition” (including ‘unfair business practices” pursuant to California Business and Professions Code Sections 17200), arising out of certain alleged transactions relating to alleged marketing activities of ECX in providing various credit card processing services and products to merchants for “internet” commerce business and related lease transactions for “payment gateways” allegedly marketed by ECX under the names “Quick Commerce” and “Wonderpay’’. Plaintiffs assert that the lease transactions and leases are “unlawful,” “fraudulent” and unfair” and seek an order certifying the Action as a “class action”; for a declaratory judgment; for a preliminary and permanent injunction to restrain and enjoin defendants from continuing to engage in such actions; an order requiring defendants to provide an accounting, restitution, disgorgement of defendants profits from the “unfair competition” activities, interest, attorney fees, costs of suit, and other relief as may be proper.
     In response to the FAC, ECX and Duvera each filed a Demurrer and Motion to Strike and A-1 Leasing filed a Motion to Quash. A Hearing on the Demurrers and Motions to Strike was held on January 19, 2006, and on January 26, 2006 the Court issued its Ruling denying both of the Motions to Strike as well as both Demurrers, finding that Plaintiffs had properly plead a cause of action and granted ten days for Answers to be filed. ECX filed its Answer on February 6, 2006, in which it denies all of the allegations in the FAC and asserts twenty-seven affirmative defenses. Discovery is ongoing and a status conference is currently set for May 17, 2006. No trial date has been set at this time.
     Although we currently intend to continue to vigorously defend ourselves in this case (including approval of this matter as a certified “class action”, including a “class” as defined by the Plaintiffs in the FAC), and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Thomas Zito v. Leasecomm Corporation, E-Commerce Exchange, Inc., etc. et al, United States District Court, Southern District of New York, Case No. 02CV8074.
     As previously reported on Form 10-K for the year ended December 31, 2003, and updated on Form 10-K for the year ended December 31, 2004, this lawsuit was initially filed in October, 2002, by 184 plaintiffs who filed a complaint against E-Commerce Exchange, Inc., a subsidiary of the Company (“ECX”), Leasecomm Corporation (“Leasecomm”) and several additional defendants in the United States District Court for the Southern District of New York (the “Zito v. Leasecomm Action”). The complaint alleged that the defendants engaged in certain activities in connection with their purported sale of Internet access, franchises and other services and that by participating in a number of the alleged acts with other defendants, each of the defendants violated the Racketeer Influenced and Corrupt Organizations Act of 1970, (“RICO”), and further alleged violations of state unfair and deceptive practices acts, unlawful franchise offerings, common law fraud and negligent and intentional infliction of emotional distress, and requested, unspecified monetary damages, punitive damages, costs and attorney’s fees and equitable relief in the form of an injunction and restitution. ECX filed a Motion to Dismiss on January 31, 2003 (each of the other named defendants filed their own separate Motion to Dismiss), which the Court granted in September 2003, but also providing the plaintiffs leave to amend and re-file the complaint.
In September 2003, 213 plaintiffs filed a separate complaint against ECX and several additional defendants in the United States District Court for the Southern District of New York (the “Zito v. Burtzloff Action”). The Burtzloff complaint included the same plaintiffs named in the Zito v. Leasecomm Action, plus 29 additional plaintiffs and added two additional defendants to those named in the Zito v. Leasecomm Action. Subsequently, the court ordered the Zito v. Burtzloff Action and the Zito v. Leasecomm Action to be consolidated and in November 2003, the plaintiffs filed a consolidated Amended Complaint. Plaintiff’s claims for negligent infliction of emotional distress were dismissed in their entirety and claims for intentional infliction of emotional distress were dismissed as to certain other plaintiffs. In January 2005, plaintiffs (including 4 newly added plaintiffs) served a Second Amended Complaint, which dropped all claims for unlawful franchise offerings and negligent infliction of emotional distress, and which ECX answered on February 18, 2005. Discovery is being conducted and is anticipated to continue, and no trail date has been set at this time.
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
     As previously reported on Form 10-K for the year ended December 31, 2003, and updated on Form 10-K for the year ended December 31, 2004, this lawsuit was filed by two named Plaintiffs, on behalf of themselves and a purported nationwide putative class against E-Commerce Exchange, Inc., a subsidiary of the Company (“ECX”), Leasecomm Corporation (“Leasecomm”) after a similar action filed in the Middlesex Superior Court, Commonwealth of Massachusetts, (the “Superior Court Action”) was dismissed. The plaintiffs filed this lawsuit in the District Court, alleging the same claims asserted in the prior dismissed Superior Court Action, asserting claims based on alleged violations of various Massachusetts state statutes and common-law, arising out of certain lease transactions and lease agreements between Leasecomm as “lessor” and each Plaintiff as “lessee” (the “Leasecomm Agreements”) for licenses of “payment gateways” allegedly marketed by ECX under the names “Quick Commerce” and “Quick Commerce Pro” and asks the Court to certify a nationwide class of plaintiffs consisting of all persons and businesses (excluding certain residents of Texas) who within the six-year period prior to the filing of the lawsuit, entered into similar Leasecomm Agreements to acquire a “Quick Commerce” or “Quick Commerce Pro” license. In March 2005, Plaintiffs filed a First Amended Compliant (“FAC”) adding a “usury” claim. ECX filed responsive Anwers to the initial Compliant and the FAC requesting the Court to, among other things, dismiss the Plaintiffs’ FAC, deny certification of the proposed class, and enter Judgment for ECX. Discovery is being conducted and is anticipated to continue, and no trail date has been set at this time.
     Although we are vigorously defending ourselves in this case and believe that certification of the “nationwide class” sought by the Plaintiffs is not appropriate for the claims asserted in this lawsuit and will be vigorously opposed by us, there can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Howard Ehrenberg, Chapter 7 Trustee for the Estate of ITSV, Inc., v. CREDITCARDS.COM, INC., a California corporation, IPAYMENT, INC., et al., U.S. B.C. Case No. LA 02-31259-EC, Adversary Case No. 04-2214VZ. No. 04-2214VZ.
     As previously reported on Form 10-Q for the quarter ended June 30, 2004, this lawsuit is in connection with certain bankruptcy proceedings in the United States Bankruptcy Court, Los Angeles, California, related to the of the Estate of ITSV, Inc. (the “Debtor”). In July 2004, Howard Ehrenberg, as the Chapter 7 Trustee for the Debtor Estate, commenced an adversary proceeding in the United States Bankruptcy Court on behalf of the Debtor Estate, which was amended on August 5, 2004, by a First Amended Complaint (“FAC”), in which the plaintiff alleged causes of action for fraud, fraudulent transfer, conspiracy to defraud, and for “unfair competition” against the us, certain of our officers and directors and several other individuals and companies, and requested general damages, treble damages, prejudgment interest, attorneys’ fees and recovery of other costs associated with bringing the suit. We vigorously defended ourselves in this matter and contended that the claims and the underlying allegations asserted in the FAC against us were without merit and filed a Motion for Summary Judgment seeking a dismissal of the lawsuit. Prior to the hearing date set for our Motion for Summary Judgment, the plaintiff voluntarily dismissed, with prejudice, the accounting and law firm defendants. On January 13, 2005, our (and the remaining defendants) Motion for Summary Judgment was granted, and the Judgment dismissing the lawsuit in its entirety was entered on February 9, 2005.
     On February 22, 2005, plaintiff filed a Motion for Reconsideration of the Court’s Order Granting the Motion for Summary Judgment, or in the alternative, For Leave to Amend, which extended the deadline for filing a notice of appeal of the Judgment of Dismissal. We filed opposition papers vigorously opposing Plaintiff’s motion. Oral argument was held on March 31, 2005, at which time the Court denied Plaintiff’s motion in its entirety. The Court entered the Order denying Plaintiff’s motion on April 15, 2005 and on April 25, 2005; Plaintiff filed a notice of appeal to the Bankruptcy Appellate Panel of the United States Court of Appeals for the Ninth Circuit. On December 23, 2005, Plaintiff/Appellant filed its Appeal Brief. On January 24, 2006 we filed our Appellees’ Brief, and addressed Appellants’ asserted “claim of error” that the Bankruptcy Court “raised the issue of whether Appellees had a duty to creditors of ITSV of the Settlement Agreement [sic], sua sponte.”, and the two “stated issues” raised by Plaintiff/Appellant in its opening Brief; which were: (1) Whether the Bankruptcy Court properly granted summary judgment dismissing the adversary action complaint on the merits because all claims in the complaint are barred by a written release agreement and by res judicata; and (2) Whether the Bankruptcy Court properly denied Plaintiff’s motion for leave to amend the complaint. On February 13, 2006, Plaintiff/Appellant filed its Reply Brief. No date for Oral Argument had been set as of this time.

     At this time we cannot predict with certainty, how the Appellate Court will rule on the pending Appeal, or if the relief sought were ordered, the likely outcome of this action. However, we continue to believe that the claims asserted against us in this lawsuit are without merit, and that the Bankruptcy Court properly granted summary judgment dismissing the adversary action complaint and properly denied Plaintiff’s motion for leave to amend the complaint. Should we be required to, we intend to vigorously defend ourselves in this matter, however, there can be no assurance that we will be successful in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Fogazzo Wood Fired Ovens and Barbecues, LLC v. iPayment, Inc. Los Angeles County Superior Court, State of California, Case No. BC342878
     This lawsuit was filed on November 10, 2005 by Plaintiff Fogazzo Wood Fired Ovens and Barbecues, LLC (“Fogazzo”) on its own behalf, and as private attorneys general pursuant to California Business and Professions Code Sections 17204 and 17535, on behalf of all similarly situated groups as a “class action” (the “class” being defined in the Compliant as (“all persons, entities, and organizations in California who used the services of iPayment to process their customers’ credit or debit card transactions and whose funds were withheld in excess of 180 days from the date of the approved transactions.”)
     In the Compliant, Plaintiff asserts claims that the Company in connection with advertising its services and providing merchant card services to Plaintiff and other merchants (the “class”), made certain false representations, took certain actions that violated Plaintiff’s merchant processing contract, and engaged in certain wrongful conduct that constitutes “unfair, unlawful and fraudulent business acts and practices”, and based upon such asserted claims, alleges causes of action for breach of contract, conversion, Common Counts, fraud, negligent misrepresentation, violation of California Business and Professions Code §17500, and “unfair business practices” pursuant to California Business and Professions Code Sections 17200 et seq. The Complaint seeks an order certifying the lawsuit as a “class action”, for a declaratory judgment; for a preliminary and permanent injunction to restrain and enjoin the Company from continuing to engage in such actions, for imposition of a constructive trust for the benefit of Plaintiffs for money allegedly wrongfully taken from Plaintiffs, for unspecified monetary damages, for an accounting, restitution, disgorgement of profits from the “unfair competition” activities, punitive damages, interest, attorney fees, costs of suit and other relief as may be proper.
     On December 1, 2005 the Court designated the case to be “ Complex” pursuant to Rule 1800 of the California Rules of Court, and “stayed” the case and any responsive pleading required by iPayment, pending an initial status conference set for January 27, 2006. At the January 27, 2006 status conference, we informed the Court that we had determined that Fogazzo (the “named” plaintiff) was not the named merchant for numbered merchant account designated in the Complaint. Accordingly, the Court ordered the Plaintiff to ascertain the correct party (merchant) and ordered counsel for Plaintiff to file an amended complaint (with the proper named plaintiff) by March 10, 2006, and further ordered that the Company need not file any responsive pleading to the currently filed Complaint, unless and until it was served with an amended complaint. As of this date, we have not been served with an amended complaint.
     Accordingly, at this time we are unable to predict with any certainty whether an amended compliant will be filed, and if so, whether it will contain substantially similar claims as the initial complaint. However, in the event that an amended complaint is filed and is substantially similar to the initial complaint, we currently believe that we will have meritorious defenses to such claims, and intend to vigorously defend ourselves (including approval of a certified “class action”). However, there can be no assurance that, in such event, we will be successful in our defense or that a failure to prevail would not have a material adverse effect on our business, financial condition or results of operations.
In re iPayment, Inc. Shareholders Litigation, Chancery Court for Davidson County, 20th Judicial District, State of Tennessee, Lead Case No. 05-1250-I
     In May and June 2005, immediately following the announcement of Mr. Daily’s acquisition proposal (the “May 13 Proposal”), and before any decision of the Special Committee was taken, three complaints were filed in the actions styled: (i) Teresita Fay, on behalf of herself and all others similarly situated v. Gregory S. Daily, et al., Case No. 051250-I, filed in the Chancery Court for the State of Tennessee, 20th Judicial District, Nashville County, (ii) Charter Township of Clinton Police and Fire Retirement System, Individually and On Behalf Of All Others Similarly Situated v. iPayment Inc., et al., Case No. 051258-I, pending in the Chancery Court for the State of Tennessee, 20th Judicial District, Davidson County, and (iii) Seth Blumenfeld, Individually and On Behalf Of All Others Similarly Situated v. iPayment, Inc., et al., Case No. 05-1495-II, filed in the Chancery Court for the State of Tennessee, 20th Judicial District, Davidson County. All three complaints were substantially identical, were brought on behalf of a putative class of the stockholders of iPayment, and name as defendants all of the directors of iPayment (the “Individual Defendants”), and iPayment. The complaints allege that the May 13 Proposal constituted an inadequate purchase price and would be the product of an unfair process. The complaints further allege that the Individual Defendants, somehow, breached their fiduciary duties of care, loyalty, candor and independence in connection with their future evaluation of the May 13 Proposal and that iPayment aided and abetted such purported breaches of fiduciary duties. The complaints seek various declaratory, injunctive and equitable relief, and an award of plaintiffs’ attorneys’ fees and costs. By agreed order entered on August 11, 2005, the three cases were consolidated under the caption In re: iPayment, Inc. Stockholders Litigation, Lead Case No. 05-1250-I, pending in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County (the “Consolidated Action”). In addition, pursuant to the agreed order, an executive committee of plaintiffs’ counsel and a plaintiffs’ liaison counsel were appointed. On or about January 3, 2006, a consolidated complaint was filed in the Consolidated Action. The consolidated complaint alleges that the proposed transaction under the Agreement and Plan of Merger, dated December 27, 2005 resulted from an unfair process and the merger consideration of $43.50, plus the adjustment amount, if any, constitutes an unfair purchase price, and asserts that the Individual Defendants breached fiduciary duties of care, loyalty, good faith, candor and independence in connection with the proposed merger, purportedly aided and abetted by iPayment. The consolidated complaint seeks (i) certification as a class action, (ii) a declaration that the proposed merger is in breach of defendants’ fiduciary duties and, thus, unenforceable, (iii) an injunction against consummation of the merger or, in the alternative, rescission of the transaction and imposition of a constructive trust, (iv) a direction that defendants comply with their fiduciary duties, and (v) an award of plaintiffs’ attorneys’ fees and costs. The Company and the individual defendants have not yet responded to the consolidated complaint, but believe the claims to be without merit and expect to vigorously defend against the claims, however, there can be no assurance that the Company (and/or the individual defendants) will be successful in such defense or that a failure to prevail would not have a material adverse effect on our business, financial condition or results of operations.
     We are also subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage’s, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters, could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management’s attention.
Other
     In September 2005, the Company was notified by Merrick Bank, one of its sponsor banks, that due to certain VISA/MC fines against CardSystems Solutions (one of the Company’s payment processors) in connection with their mishandling of credit card data, Merrick Bank increased the Company’s reserve requirement from $0.5 million to $1.4 million. The Company has worked with Merrick Bank to obtain information regarding the increase and the fines against CardSystems Solutions, and has not been able to determine what, if any, contingent liability it may have for such fines. The Company intends to vigorously defend itself against any such fines and/or seek proper indemnification from third parties as applicable. Notwithstanding, there can be no assurance that the Company will be successful in its defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations. In January 2006, Merrick Bank released $0.4 million of the reserve to the Company. The remaining $1.0 million reserve is recorded as restricted cash on the Company’s Consolidated Balance Sheets as of January 31, 2006.
7. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Revolving credit facility	$100,000	$152,500
Notes payable to ECX preferred stockholders including accrued interest	—	15,937
Various equipment lease agreements	329	3

	100,329	168,440
Less: current portion of long-term debt	(101)	(3)

	$100,228	$168,437

     We currently have a $205.0 million revolving credit facility with Bank of America and JP Morgan Chase as lead banks, which is expandable to $280.0 million. In December 2004 we amended our existing credit facility from $80.0 million to $180.0 million to facilitate the acquisition of the FDMS Merchant Portfolio. This was subsequently expanded to $205.0 million in February 2005. The credit facility includes a $5.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 1.75%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.35%) on any undrawn amounts. Such undrawn amounts were $105.0 million at December 31, 2005. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of December 31, 2005. At December 31, 2005, $100.0 million was outstanding under the credit facility, at a weighted average interest rate of 6.13%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.
     Notes payable to ECX preferred stockholders at December 31, 2004, include principal of $14,975,000 and accrued interest of $962,000. The notes and a portion of the accrued interest were convertible into 662,070 shares of common stock at a price of $23.16 per share. In August 2005, the holders of the convertible subordinated promissory notes converted their notes and related accrued interest into 662,070 shares of our common stock. The remaining accrued interest was paid at that time.
     We also have net capitalized debt issuance costs related to the credit facility totalling approximately $3.0 million and $3.8 million as of December 31, 2005 and 2004 respectively. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility. Amortization expense related to the debt issuance costs was $1.0 million and $0.7 million in 2005 and 2004, respectively.
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
     The maturities of long-term debt are as follows (in thousands):

Year Ending	Amount
2006	$101
2007	102
2008	100,069
2009	41
2010	16
Thereafter	—

$100,329

8. Income Taxes
     The provision for income taxes for the years ended December 31, 2005, 2004 and 2003, was comprised of the following (in thousands):

	2005	2004	2003
Current:
Federal	$19,512	$9,751	$692
State	4,080	2,275	711

Total current	23,592	12,026	1,403
Deferred	(1,933)	4,569	5,389
Change in valuation allowance	(340)	(3,891)	(5,389)
Minority interest	(404)	—	—

Total income tax provision	$20,915	$12,704	$1,403

     The differences between the federal statutory tax rate of 35% and effective tax rates are primarily due to state income tax provisions, net operating loss (“NOL”) carryforwards, deferred tax valuation allowance and permanent differences, as follows:

	2005	2004	2003
Statutory Rate	35%	35%	35%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	5%	6%	6%
Recognition of previously reserved deferred tax assets utilized in current year	(1)%	(8)%	(32)%
Permanent differences and other	—	1%	(1)%

Total	39%	34%	8%

     Deferred income tax assets are included as a component of other assets in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 and were comprised of the following (in thousands):

	2005	2004
Deferred tax assets:
Depreciation and amortization	$9,114	$2,423
Net operating loss	1,149	2,188
Other	490	961

Total deferred tax assets	10,753	5,572
Deferred tax liabilities:
Difference between book and tax basis for intangible assets	(4,602)	(3,248)
Other	(394)	(617)

Total Deferred tax liabilities	4,996	3,865

Net deferred tax assets	(5,757)	1,707
Valuation allowance on deferred tax assets	—	(1,006)

Net deferred taxes	$5,757	$701

     At December 31, 2005, we had approximately $3.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million. We had no state net operating loss carryforwards as of December 31, 2005.
     SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Sufficient uncertainty exists regarding the realizability of certain of our deferred tax assets such that a valuation allowance has been established. The net deferred taxes recorded at December 31, 2005, represent amounts that are more likely than not to be utilized in the near term.
9. Mandatorily Redeemable Convertible Preferred Stock
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
10. Stock Options and Warrants
     We have two separate stock option plans. Our Stock Incentive Plan (“SIP”) was adopted by our board of directors and approved by the stockholders in May 2001. Our Non-employee Directors Stock Option Plan (“DSOP”) was adopted by our board of directors and approved by the stockholders in August 2002. They were later amended and restated by our board of directors in April 2003. The SIP contains a feature to allow for annual automatic increases in the maximum number of shares authorized for issuance based on the actual number of shares outstanding at the end of each year. As of December 31, 2005, 2,331,501 and 347,025 shares were authorized for issuance under the SIP and DSOP, respectively, of which 191,342 and 282,247 shares, respectively, were available for future grants.
     The SIP is available for officers and other employees, as well as board members, consultants, advisors, agents, independent contractors and independent sales or service organizations. The DSOP is available for non-employee board members only. Grants are made periodically during the year. The exercise price is set at the closing market price on the grant date. Options typically vest over a two to four-year period, and expire between four and ten years from the grant date. We measure compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock. In 2005, 2004 and 2003, we recognized $116,000, $22,000 and $30,000, respectively, of compensation expense related to stock options granted to non-employees. In 2003 we amortized $25,000 related to stock options issued to an executive officer below fair market value in 2002.

     A summary of our stock options outstanding at period ends and changes during the periods are presented below:

Exercisable at Period End
Weighted	Weighted

		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, December 31, 2002	956,819	$6.18	200,097	$3.67

Granted	891,063	18.82
Cancelled	(38,327)	25.22
Exercised	(197,901)	3.83

Outstanding, December 31, 2003	1,611,654	$13.07	418,467	$5.09

Granted	99,000	38.00
Cancelled	(124,292)	11.81
Exercised	(256,647)	8.89

Outstanding, December 31, 2004	1,329,715	$15.85	640,731	$10.97

Granted	300,000	41.36
Cancelled	(45,923)	24.19
Exercised	(240,448)	13.27

Outstanding, December 31, 2005	1,343,344	$21.72	720,956	$14.22

     Additional information regarding employee options outstanding as of December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$0.86	58,278	5.39	$0.86	58,278	$0.86
$4.32 - $5.40	185,784	4.56	$5.13	185,784	$5.13
$8.32	62,115	2.75	$8.32	44,892	$8.32
$16.00 - $23.85	666,167	7.54	$18.79	425,501	$20.23
$33.99 - $47.11	371,000	5.07	$40.83	6,501	$40.39
Totals	1,343,344	6.13	$21.72	720,956	$14.22
     During 2001 and 2002 we issued warrants to purchase 2,077,809 shares of our common stock, which were exercisable at a price of $0.02 per share. The warrants were issued in conjunction with various debt agreements. Substantially all warrants were exercised during 2003 and there were no warrants outstanding at December 31, 2005.

11. Related Party Transactions
Promissory Notes and Warrants
     At December 31, 2003, we had notes payable to our CEO, Greg Daily, for $4.5 million. In January 2004, we repaid $4.5 million to Mr. Daily in full payment of the note.
Convertible Promissory Notes
     A general partner and member of various entities affiliated with Summit Partners, L.P. (“Summit”) was a member of our Board of Directors. In March 2002, we executed convertible subordinated promissory notes to entities affiliated with Summit in an aggregate of $14.9 million (and together with unaffiliated parties an aggregate of $15.0 million) for the acquisition of E-Commerce Exchange. These notes bear interest at 4.52% and mature on March 19, 2008. The notes and a portion of the accrued interest thereon were convertible, at the option of the holders, into shares of our common stock as further discussed in Note 7. The conversion option was exercised by the holders in August 2005.
Other Transactions
     Our CEO owns Hardsworth, LLC (“Hardsworth”), an investment company. We reimbursed Hardsworth approximately $77,000, $202,000 and $201,000 in 2005, 2004 and 2003, respectively for use of an executive jet for corporate purposes. Hardsworth owns a 100% interest in the jet.
     Our CEO owns a 34% interest in Century II Staffing, Inc. (“Century II”), a professional employer organization. From January 2001 through June 2003, Century II provided human resources and benefits administration services to us. We paid approximately $88,000 to Century II in 2003 for these services. Effective July 1, 2003, we transferred our human resource and benefits administration services to a different provider.
     Our office in Bridgeville, Pennsylvania is owned by an employee and leased to the Company under an operating lease that expires in April 2007. Annual rent payments are $30,000 .
     Effective August 2002, we began utilizing internet processing services from BluePay Inc. Certain of our employees are shareholders of BluePay. Payments to BluePay for the periods ended December 31, 2005, 2004 and 2003 were approximately $343,000, $787,000 and $213,000, respectively.
     Based on our evaluation of our related parties, we believe that all transactions were conducted at arm’s length.
12. Significant Concentration
     Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2005, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 2% of revenues during 2005. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
13. Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During 2005, 2004 and 2003, we had no single customer that represented 2% or more of revenues. All revenues are generated in the United States.
14. Employee Agreements and Employee Benefit Plans
     During 2002 and 2001, we entered into employment agreements with various officers to secure employment. Under terms of the agreements, we provided the employees with salary, incentive compensation and stock grants and/or options in return for various periods of employment.
     We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the Plan, we may match contributions of up to three percent of a participant’s salary. Employer contributions for 2005, 2004 and 2003 were $150,000, $151,000 and $111,000, respectively.

15. Summarized Quarterly Financial Data
     The following unaudited schedule indicates our quarterly results of operations for 2005, 2004 and 2003 (in thousands, except per share data and charge volume):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2005
Revenue	$163,363	$181,138	$175,176	$183,035
Interchange	96,854	106,017	100,747	104,118
Income from operations	13,643	15,340	15,326	19,467
Net income	6,872	7,729	8,129	10,657
Per share:
Basic	$0.41	$0.46	$0.47	$0.61
Diluted	$0.38	$0.43	$0.45	$0.58
Charge Volume (in millions)	6,244	6,606	6,374	6,501

2004
Revenue	$79,969	$89,384	$93,388	$101,441
Interchange	37,315	43,513	46,125	49,609
Income from operations	8,066	9,392	10,540	11,869
Net income	5,002	5,677	6,439	7,617
Per share:
Basic	$0.30	$0.34	$0.39	$0.46
Diluted	$0.28	$0.32	$0.36	$0.42
Charge Volume (in millions)	2,862	3,181	3,333	3,474

2003
Revenue	$46,675	$54,308	$59,847	$65,222
Interchange	24,010	28,336	30,302	31,607
Income from operations	4,559	5,534	6,709	10,413
Net income (loss)	888	(582)	5,086	10,226
Per share:
Basic	$0.06	(0.06)	$0.31	$0.63
Diluted	$0.05	(0.06)	$0.29	$0.58
Charge Volume (in millions)	1,338	1,557	1,729	1,854
16. Subsequent Events (Unaudited)
     In February 2006, we acquired a 20% interest in a joint venture with Central Payment Co., LLC, which began its operations during the fourth quarter of 2005. Central Payment Co, LLC has approximately 5 employees, and its financial results are immaterial to our Company. The remaining 80% is owned by two employees of iPayment, Inc.

Schedule II – Valuation and Qualifying Accounts
iPayment, Inc.

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other				Balance at End
Description	Period	Expenses	Accounts		Deductions		of Period

Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$93,000	$98,000	$—		$40,000	(2)	$151,000
Valuation allowance on deferred tax asset	10,285,000	(5,389,000)	—		—		4,896,000

Total	$10,378,000	$(5,291,000)	$—		$40,000		$5,047,000

Year Ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$151,000	$96,000	$—		$117,000	(2)	$130,000
Valuation allowance on deferred tax asset	4,896,000	(2,486,000)	(1,404,000)	(1)			1,006,000

Total	$5,047,000	$(2,390,000)	$(1,404,000)		$117,000		$1,136,000

Year Ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$130,000	$500,000	$—		$122,000	(2)	$508,000
Valuation allowance on deferred tax asset	1,006,000	(340,000)	(666,000)	(3)			—

Total	$1,136,000	$160,000	$(666,000)		$122,000		$508,000

(1)	Includes $1.0 million reversal to goodwill for NOL’s related to an acquired entity, and $0.4 million reversal to common stock

(2)	Write-off of previously reserved accounts receivables

(3)	Includes $0.7 million reversal to goodwill for NOL’s related to an acquired entity

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A. Management’s Report on Internal Controls over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control’s Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance and Enterprise Services organization.
     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
     Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of iPayment, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that iPayment, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iPayment, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that iPayment, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, iPayment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iPayment, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 16, 2006, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 16, 2006
ITEM 9B. Other Information
     In February 2005, we entered into an amendment to our credit facility pursuant to which we increased the amount of borrowings available to us from $180 million to $205.0 million. The amended credit facility includes a $5.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings is payable at a Base Rate or a rate of LIBOR plus a margin of 1.50% to 2.25% (currently LIBOR plus 2.00%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. We have the option to choose 1-month, 2-month, 3-month or 6-month LIBOR rates each time we make a draw on the credit facility. In addition, the credit facility requires us to pay unused commitment fees of up to 0.45% (currently 0.40%) on any undrawn amounts. Such undrawn amounts were $105.0 million at December 31, 2005. The credit facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of December 31, 2005. At December 31, 2005, $100.0 million was outstanding under the credit facility at a weighted average interest rate of 6.13%. The amended credit facility expires on December 28, 2008, and all outstanding borrowings are due at that time.
     The agents and the lenders under the Amended and Restated Credit Agreement and their affiliates have provided, and future lenders under the Amended and Restated Credit Agreement may provide, various investment banking, other commercial banking and/or financial advisory services to iPayment for which they have received, and will in the future receive, customary fees.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
     The following table provides information about our directors and executive officers as of December 31, 2005:

Principal Occupation, Business
Name and Age	Experience and Directorships
Gregory S. Daily Chairman and CEO Age 46	Mr. Daily has served as Chairman of the Company’s board of directors and Chief Executive Officer since February 2001. From January 1999 to December 2000, Mr. Daily was a private investor. In 1984, Mr. Daily co-founded PMT Services, Inc., a credit card processing company, and served as President of PMT Services, Inc. at the time of its sale to NOVA Corporation, a credit card processing company, in September 1998. Mr. Daily served as the Vice Chairman of the board of directors of NOVA Corporation from September 1998 until May 2001. Mr. Daily has served as the Chief Manager and President of Caymas, LLC, a private investment company, since January 2001 and he has served as the Chief Executive Officer of Hardsworth, LLC, a private investment company, since May 1997.

Carl A. Grimstad President Age 38	Mr. Grimstad has served as our President since April 2001 and served as our Chief Executive Officer until February 2001. From January 2000 until March 2001, Mr. Grimstad held various executive positions with iPayment Technologies and from March 2000 until April 2001, also served as the Vice-Chairman of iPayment Technologies. Mr. Grimstad has served as the Vice President and Secretary of Caymas, LLC since January 2001. Since 1995, Mr. Grimstad served as managing partner of GS Capital, LLC, a private investment firm.

J. Donald McLemore, Jr. Director Age 49	Mr. McLemore is a partner and Chief Financial Officer of Claritas Capital, LLC, a venture capital firm. Prior to that, Mr. McLemore was a partner and Chief Financial Officer of Massey Burch Capital Corporation (and its predecessor entities), a venture capital firm, since 1987. Mr. McLemore is a licensed CPA in the state of Tennessee. He has served as a director of the Company since 2003.

Jennie Carter Thomas Director Age 60	Since 1989, Dr. Thomas has served as a professor at Belmont University, College of Business in Nashville, Tennessee, where she teaches Organizational Behavior and Leadership and Ethics, among other courses. Formerly, she served as Associate Dean of the Jack C. Massey Graduate School of Business at Belmont. Dr. Thomas has also been a management consultant for numerous corporations and organizations. She has served as a director of the Company since 2003.

Robert S. Torino Executive Vice President and Assistant Secretary Age 52	Mr. Torino has served as our Executive Vice President since January 2001 and as our Assistant Secretary since August 2002. From January 2001 to September 2002, he served as our Chief Financial Officer. Mr. Torino served as Chief Financial Officer of iPayment Technologies, Inc. from April 2000 to December 2000, and as Executive Vice President and Chief Operating Officer of iPayment Technologies, Inc. from July 2000 to December 2000. From October 1999 to April 2000, Mr. Torino served as Chief Executive Officer of M80 Technologies, Inc., a start-up software development company. Mr. Torino served as President and Chief Executive Officer of TRUE Software Inc., a software development company, from April 1995 until its acquisition by McCabe & Associates in October 1999.

Clay M. Whitson Director and CFO Age 47	Mr. Whitson has served as the Company’s Chief Financial Officer and Treasurer since October 2002. From November 1998 to September 2002, Mr. Whitson was Chief Financial Officer of The Corporate Executive Board Company, a provider of best practices research and quantitative analysis focusing on corporate strategy, operations and general management issues. From 1996 to October 1998, Mr. Whitson served as the Chief Financial Officer of PMT Services, Inc., a credit card processing company.

Principal Occupation, Business
Name and Age	Experience and Directorships
David M. Wilds Director Age 65	Mr. Wilds has served as a managing partner of First Avenue Partners, L.P., a private equity partnership, since May 1998. From January 1995 to March 1998, Mr. Wilds served as President of Nelson Capital Partners III, L.P., a merchant banking company. Mr. Wilds currently serves on the boards of directors of Dollar General Corporation, Internet Pictures Corporation and Symbion, Inc. He has served as a director of the Company since 2001.

Afshin M. Yazdan Executive Vice President and Secretary Age 33	Mr. Yazdian has served as our Executive Vice President and General Counsel since February 2001. He has served as our Secretary since August 2002 and served as our Assistant Secretary from February 2001 to August 2002. Mr. Yazdian served from March 2000 to January 2001 as General Counsel and Vice President of Mergers and Acquisitions for eConception, a technology venture fund. From August 1997 to March 2000, Mr. Yazdian practiced in the corporate and mergers and acquisitions groups at the law firm of Waller Lansden Dortch & Davis, PLLC.
CODE OF BUSINESS CONDUCT AND ETHICS
     We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors, consultants and employees, including the Chief Executive Officer and the Chief Financial Officer and any other employee with any responsibility for the preparation and filing of documents with the Securities and Exchange Commission. A copy of the Code of Ethics is available in the Investor Relations section of the Company’s website at www.ipaymentinc.com, under “Corporate Governance”. The information on the Company’s website is not incorporated by reference in this Annual Report. The Company will disclose amendments to provisions of the Code of Ethics by posting such amendments on its website. In addition, any such amendments, as well as any waivers of the Code of Ethics for directors or executive officers will be disclosed in a report on Form 8-K.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s Common Stock (“Section 16 Persons”) to file reports of ownership and changes in ownership in the Company’s Common Stock with the SEC and the NASDAQ Stock Market. Based on the Company’s records and other information the Company believes that all Section 16(a) filing requirements for the Section 16 Persons have been complied with during or with respect to the fiscal year ended December 31, 2005.
ITEM 11. Executive Compensation
     The following table shows the cash and other compensation paid or earned and certain long-term awards made to our Chief Executive Officer and each of our four most highly compensated executive officers (the “Named Executives”) for all services to the Company in all capacities for 2005, 2004 and 2003.

		Annual Compensation			Long-Term Compensation
							Securities
				Other Annual	Restricted Stock		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Awards (1)		Options (1)	Compensation
Gregory S. Daily	2005	$300,000	$100,000	$—	$—		—	$6,000	(2)
Chairman of the Board and	2004	300,000	—	—	—		—	6,000	(2)
Chief Executive Officer	2003	12,000	—	—	—		—	200	(2)

Carl A. Grimstad	2005	$300,000	$100,000	$—			—	—
President	2004	225,000	300,000	—	$—		—	—
	2003	200,000	—	—	—		50,000	—
Clay M. Whitson	2005	$296,000	$100,000	$—			—	$10,850	(2)
Chief Financial Officer	2004	296,000	300,000	—	$3,625,000	(3)	—	48,880	(4)
	2003	276,000	—	—	705,000	(5)	100,000	7,935	(2)

Afshin M. Yazdian	2005	$160,000	$100,000	$—	$—		30,000	$9,300	(2)
Executive Vice President,	2004	135,000	175,000	—	352,500	(5)	—	4,800	(2)
General Counsel and Secretary	2003	105,000	—	—	—		7,500	4,650	(2)
Robert S. Torino	2005	$230,000	$100,000	$—	$—		—	—
Executive Vice President and	2004	205,000	250,000	—	$352,500	(5)	—	—
Assistant Secretary	2003	180,000	—	—	—		20,000	—

(1)	The executive officers may, in order to satisfy certain withholding requirements at the time of exercise or vesting, allow the Company to repurchase such number of shares as is necessary to satisfy the Company’s withholding tax obligation.

(2)	Represents Company’s matching of 401k plan contributions made by executive officers.

(3)	On May 3, 2005, Mr. Whitson received 100,000 shares of restricted stock. These shares vest evenly on each anniversary date of the award through 2015 or immediately upon a change of control. As of December 31, 2005, the fair value of these restricted shares held by Mr. Whitson was $4,152,000.

(4)	Represents moving expenses of $40,000 reimbursed to Mr. Whitson in 2004 and Company’s matching of Mr. Whitson’s 401k plan contributions of $8,880.

(5)	On January 14, 2004, Mr. Whitson received 20,000 shares of restricted stock and Mr. Yazdian and Mr. Torino each received 10,000 shares of restricted stock. As of December 31, 2005, the fair value of restricted shares held by Mr. Whitson, Mr. Yazdian and Mr. Torino was $830,400, $415,200 and $415,200, respectively. These shares became fully vested on January 14, 2006.
AGGREGATED OPTION EXERCISES IN 2005 AND
YEAR-END 2005 OPTION VALUES
     The following table contains information concerning stock options to purchase common stock held as of December 31, 2005, by each Named Executive. These options were granted under the Company’s Stock Incentive Plan.

			Number of Securities Underlying
			Unexercised Options		Value of Unexercised In-the Money
	Shares	Value	at Fiscal Year-End		Options at Fiscal Year-End (1)
	Acquired on	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name and Principal Position	Exercise (#)	($)	(#)	(#)	($)	($)
Gregory S. Daily Chairman of the Board and Chief Executive Officer		$—	—	—	$—	$—
Carl A. Grimstad President		$—	25,000	25,000	$638,000	$638,000
Clay M. Whitson Chief Financial Officer		$—	188,810	50,000	$6,289,391	$1,276,000

Afshin M. Yazdian Executive Vice President, General Counsel and Secretary	2,500	$114,514	94,417	33,750	$3,669,813	$253,800
Robert S. Torino Executive Vice President and Assistant Secretary		$—	10,000	10,000	$255,200	$255,200

(1)	Calculated based on the closing price of our common stock as traded on the NASDAQ Stock Market as of December 31, 2005, which was $41.52, less the per share exercise price, multiplied by the number of shares underlying the options.
COMPENSATION OF DIRECTORS
     In 2005, directors who were not employees of the Company or its affiliates were paid an annual retainer of $20,000. Management directors receive no additional compensation for serving on the Board or any committees. In addition, non-employee directors are paid $1,000 for each committee meeting they attend. Non-employee directors also receive annual grants of non-qualified options pursuant to the Non-Employee Directors Stock Option Plan. Each non-employee director is entitled to receive options to purchase 4,627 shares of common stock upon commencing services as a director and, during the course of their service, options to purchase 4,627 shares of common stock on the date of each annual stockholders’ meeting thereafter. Directors are reimbursed for their actual expenses incurred in attending Board, committee and stockholder meetings, including those for travel, meals and lodging. Board members are expected to attend the Annual Meeting except where the failure to attend is due to unavoidable circumstances.
     On May 16, 2005, the Board of Directors of iPayment, Inc. (the “Company”) established a Special Committee of the Board of Directors (the “Special Committee”) to evaluate the non-binding proposal from a newly-formed entity, wholly-owned by Gregory S. Daily, iPayment’s Chairman and Chief Executive Officer, to acquire all of the Company’s outstanding shares for a cash price of $38.00 per share and any alternative transactions. On June 28, 2005, the compensation to be provided to members of the Special Committee for their services on the Special Committee was set pursuant to a resolution of the Board of Directors at (i) $10,000 per month and (ii) $1,000 per meeting attended by a member in person. In addition, the Chairman of the Special Committee will receive an additional payment of $25,000 for his time and efforts as the Chairman of the Special Committee. The Special Committee completed its work in December 2005.

59 of 59

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS
Gregory Daily
     In February 2001, we entered into an employment agreement with Gregory S. Daily, our Chairman of the Board and Chief Executive Officer. The employment agreement was originally for one year, with successive one-year terms unless either party provides written notice to the other party ninety days prior to the expiration of the term. In connection with the execution of his employment agreement with us, Mr. Daily purchased 156,161 shares of our common stock in April 2001 at a price of $0.02 per share. Mr. Daily will also receive those employee benefits generally provided to our executive employees.
Carl Grimstad
     In February 2001, we entered into an employment agreement with Carl A. Grimstad, our President. The employment agreement was originally for one year, with successive one-year terms unless either party provides written notice to the other party ninety days prior to the expiration of the term. In connection with the execution of his employment agreement, Mr. Grimstad purchased 147,601 shares of our common stock in April 2001 at a price of $0.02 per share. Mr. Grimstad will also receive those employee benefits generally provided to our executive employees.
     We may terminate each of Mr. Daily’s and Mr. Grimstad’s employment agreement for cause. However, if we terminate either Mr. Daily or Mr. Grimstad without cause, we must pay such employee an amount equal to his base salary for the remainder of the term of the contract.
Clay Whitson
     In June 2002, we entered into an employment agreement with Clay M. Whitson, our Chief Financial Officer and Treasurer. The employment agreement was originally for one year with successive one-month terms beginning each month after September 3, 2003. Under the agreement, Mr. Whitson is entitled to an annual base salary (currently $296,000), to be reviewed annually by the Compensation Committee, plus a bonus of (a) up to 50% of his base salary for achieving performance criteria established by the board of directors or (b) a pro rata portion of such bonus which is greater or less than the amount in clause (a) based on Mr. Whitson’s performance, our business and financial condition and the operating results achieved. If a change of control (as defined therein) occurs and Mr. Whitson’s employment agreement is not terminated, Mr. Whitson’s bonus must be at least the highest bonus determined by the board of directors (whether or not paid to him prior to change of control) during any of the three fiscal years preceding such change of control. Mr. Whitson will also receive those employee benefits generally provided to our executive employees
     We may also terminate Mr. Whitson’s employment agreement without cause. If Mr. Whitson is terminated without cause prior to a change of control, he will be entitled to his then existing base salary and bonus for the entire period remaining on the term of his employment agreement. Mr. Whitson may terminate the employment agreement without cause, whereby he will be entitled to a pro-rata amount of his base salary and bonus for the portion of the term of his employment agreement completed on the date of termination. Mr. Whitson may also terminate the employment agreement for cause following a change in control.
RETIREMENT PLAN
     Mr. Daily, Mr. Whitson and Mr. Yazdian participate in the Company’s defined contribution plans. The Company’s contributions to its defined contribution plans on behalf of the Named Executives are shown in the “All Other Compensation” column of the Summary Compensation Table.

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
     The following is a summary of the shares reserved for issuance as of December 31, 2005, pursuant to outstanding options, rights or warrants granted under iPayment’s equity compensation plans:

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock Incentive Plan (1)	1,301,701	$21.91	191,342
Non-Employee Directors Stock Option Plan	41,643	$16.00	282,247
Equity compensation plans not approved by security holders:	—	$—	—

Total	1,343,344	$21.72	473,589

(1)	The Stock Incentive Plan provides that the number of shares under the plan is automatically increased on January 1 by the lesser of (a) an additional number of shares that, when added to the then maximum number of shares of common stock that may be issued pursuant to the plan, is equal to 12.5% of the total number of shares outstanding on the last trading day in December of the immediately preceding calendar year, (b) a number determined by the board of directors, and (c) 3,470,250 shares. For the purpose of (a), the number of shares outstanding is calculated by dividing by 0.875 the total number of shares of common stock outstanding, plus all securities or debt convertible into shares of common stock. This amount is multiplied by 12.5% and the total unissued and outstanding shares reserved under the Non-Employee Directors Stock Option Plan is subtracted from the result. As of January 1, 2006, this provision resulted in an increase of 767,142 shares available to be issued under the Stock Incentive Plan.
Principal Holders of Common Stock
     There are currently no known beneficial owners of five percent (5%) or more of our common stock, other than those listed in the table under the heading “Security Ownership by Directors and Executive Officers” shown on this page.
Security Ownership by Directors and Executive Officers
     The following tables sets forth, as of January 31, 2006, the beneficial ownership of the Company’s common stock by all directors and nominees, each of the executive officers named in the Summary Compensation Table contained in this Proxy Statement and all directors and executive officers as a group. Each person has sole voting and investment power of the shares, except as noted.

	Amount and Nature of Beneficial
Name	Ownership (1)(2)		% of Class
Gregory S. Daily	1,972,739	(3)	11.1
Carl A. Grimstad	1,268,704		7.1
J. Donald McLemore, Jr.	9,254		*
Jennie Carter Thomas	9,254		*
Robert S. Torino	296,324		1.7
Clay M. Whitson	403,699	(4)	2.3
David M. Wilds	97,177	(5)	*
Afshin M. Yazdian	110,917		*
All directors and executive officers as a group (8 persons)	4,168,068		23.1

*	Indicates less than 1.0%.

(1)	The number of shares reported includes shares covered by options that are exercisable within 60 days of January 31, 2006, as` follows: Mr. Grimstad, 25,000; Mr. McLemore, 9,254; Dr. Thomas, 9,254; Mr. Torino, 10,000; Mr. Whitson, 188,810; Mr. Wilds, 18,508; Mr. Yazdian, 94,417; all directors and executive officers as a group; 355,243.

(2)	The number of shares reported excludes shares covered by options that are exercisable beyond 60 days from January 31, 2006, as follows: Mr. Grimstad, 25,000; Mr. McLemore, 4,627; Dr. Thomas, 4,627; Mr. Torino, 10,000; Mr. Whitson, 50,000; Mr. Wilds, 4,627; Mr. Yazdian, 33,750; all directors and executive officers as a group, 132,631. Such options vest between 2006 and 2009 or immediately upon a change of control.

(3)	Includes 47,445 shares held by the Daily Family Foundation and 1,925,294 shares held by Mr. Daily.

(4)	Includes 31,407 shares held by the Clay M. Whitson Grantor Retained Annuity Trust. Also includes 183,482 shares held by Mr. Whitson himself, 100,000 of which are restricted. The restricted shares vest on May 3 of each year through 2015 at the rate of 10,000 shares per year or immediately upon a change of control. If Mr. Whitson ceases to be employed by the Company, any unvested shares must be forfeited back to the Company.

(5)	Includes 49,519 shares held by Mr. Wilds, as well as 29,150 shares held by iPayment Lenders, an affiliate of Mr. Wilds. Mr. Wilds disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in iPayment Lenders.
ITEM 13. Certain Relationships and Related Transactions
     In the ordinary course of business, the Company and its subsidiaries from time to time engage in transactions with other corporations or financial institutions whose officers or directors are also directors or officers of the Company or a subsidiary. Transactions with such corporations and financial institutions are conducted on an arm’s-length basis and may not come to the attention of the directors or officers of the Company or of the other corporations or financial institutions involved. The Board of Directors does not consider that any such transactions would interfere with the exercise of independent judgment in carrying out the responsibilities of a director under the rules of the NASDAQ Stock Market and the Board of Directors is not currently aware of any related party transactions other than those set forth below.
     Merger. The Company has entered into an Agreement and Plan of Merger (the “Agreement”), dated December 27, 2005, among iPayment Holdings, Inc. (“Holdings”), iPayment MergerCo, Inc. (“MergerCo”) and the Company. Pursuant to the Agreement, MergerCo, a wholly-owned subsidiary of Holdings formed for the purpose of effecting the merger, will be merged with and into iPayment, with iPayment remaining as the surviving corporation. Holdings is a Delaware corporation newly formed by Gregory S. Daily (the Chairman and Chief Executive Officer of iPayment), Carl A. Grimstad (the President of iPayment) and certain parties related to them. For a description of the Agreement, please see “Item 1 Business-Overview-Significant Developments”
     Notes Payable. At various times in 2001 and 2002, we executed subordinated promissory notes to certain of our directors and officers or to their related parties in the aggregate amount of $17.4 million. In connection with these notes, we issued warrants to purchase 563,569 shares of our Common Stock at an exercise price of $0.02 per share. These notes were repaid in 2003, with the exception of one note payable to Mr. Daily, and all warrants were exercised in 2003. In January 2004, we repaid the entire remaining balance of $4.5 million to Mr. Daily in full payment of the note.
     Summit Partners, L.P. Mr. Chung is a general partner of Summit Partners, L.P. In March 2002, we executed convertible subordinated promissory notes to entities affiliated with Summit in an aggregate amount of $14.9 million (and together with unaffiliated parties an aggregate of $15.0 million) for the acquisition of one of our subsidiaries (E-Commerce Exchange). These notes bear interest at 4.52% and mature on March 19, 2008. The notes and a portion of the accrued interest thereon are convertible, at the option of the holders, into shares of our Common Stock at a price of $23.16 per share. In August 2005, the holders of the convertible subordinated promissory notes converted their notes and related accrued interest into 662,070 shares of our common stock. The remaining accrued interest was paid at that time.
     Hardsworth. Mr. Daily owns Hardsworth, LLC, an investment company. We reimbursed Hardsworth approximately $77,000 in 2005 for use of an executive jet for corporate purposes. Hardsworth owns a 100 % interest in the jet.

ITEM 14. Principal Accountant Fees and Services
     The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2005 and 2004, by Ernst & Young LLP:

	2005			2004
Audit Fees	$582,000	(a	)	$702,000	(b	)
Audit Related Fees	—			—
Tax Fees	1,000			—
All Other Fees	—			—

	$583,000			$702,000

(a)	Comprised of fees for the fiscal 2005 financial statement audit, as well as the audit of internal control over financial reporting, and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(b)	Comprised of fees for the fiscal 2004 financial statement audit, as well as the audit of internal control over financial reporting, and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements
PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements
     The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated February 16, 2006, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 32 above.
2. Exhibits
     Reference is made to the Exhibit Index beginning on page 66 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT INC.

By:	/s/ Gregory S. Daily

Name: Gregory S. Daily
Title: Chairman and Chief
Executive Officer

February 23, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2006.

Signature	Title
/s/ Don McLemore	Director	/s/ Gregory S. Daily

Don McLemore		Name: Gregory S. Daily
Attorney-in-Fact

/s/ Jennie Carter Thomas	Director
Jennie Carter Thomas

/s/ David Wilds	Director
David Wilds

/s/ Clay M. Whitson	Chief Financial Officer, Treasurer
Clay M. Whitson	and Director (Principal Finance
and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc. , (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K for the period December 28, 2005).

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K for the period December 28, 2005).

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K for the period December 28, 2005).

3.3	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of iPayment, Inc. (incorporated by reference to Exhibit 3.6 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

4.2	iPayment Holdings, Inc. Investors’ Rights Agreement dated April 12, 2001 among iPayment Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.3	Amendment No. 1 to the Investors’ Right Agreement dated March 19, 2002 among iPayment Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.4	iPayment Holdings, Inc. Piggyback Rights Agreement dated August 9, 2002 among iPayment Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.5	Piggyback Rights Agreement dated August 28, 2002 among iPayment, Inc., James D. Goodrich and Stephen P. Goodrich (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

4.6	Rights Agreement between iPayment, Inc. and Wachovia Bank, National Association as Rights Agent (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

4.8	Amendment No. 2, dated as of December 27, 2005, to Rights Agreement, dated May 12, 2003, as amended by Amendment No. 1 thereto dated as of November 28, 2005, between iPayment, Inc. and Wachovia Bank, N.A., as Rights Agent (incorporated by reference from iPayment, Inc.’s Form 8-A/A filed with the Securities and Exchange Commission on December 28, 2005, and also incorporated by reference to Exhibit 4.8 of the Registrant’s Form 8-K for the period December 28, 2005).

10.1	Form of Convertible Subordinated Promissory Note (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.2	Form of iPayment Holdings, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.3	Form of Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.4	iPayment, Inc. Non-Employee Directors Stock Option Plan dated August 23, 2002 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.5	Service Agreement dated July 1, 2002 between First Data Merchant Services Corporation and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 4, 2003).

10.6	First Amendment to Service Agreement dated October 25, 2002 between First Data Merchant Services Corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.7	Office Lease Multi Tenant Gross Rent dated September 10, 2001 between Catellus Finance 1, L.L.C. and iPayment, Inc. (incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.8	Office Lease Agreement dated December 24, 2003 between IL-Westbrook Corporate Center, L.L.C. and OnLine Data Corp., (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.9	Office Lease Agreement dated July 19, 2002, between EOP-Westbrook Corporate Center, L.L.C. and OnLine Data Corp., (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.10	Office Lease Agreement dated December 27, 2002, between EOP-Westbrook Corporate Center, L.L.C. and OnLine Data Corp., (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.11	Sublease dated September 18, 2002 between 101 Communications, LLC and iPayment, Inc. (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.12	Consent of Landlord to Sublease dated October 4, 2002 by Catellus Finance 1, L.L.C., 10.1 Communications, LLC and iPayment, Inc. (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.13	Employment Agreement effective February 26, 2001 between Gregory S. Daily and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.14	Employment Agreement effective February 26, 2001 between Carl Grimstad and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.15	Employment Agreement effective September 3, 2002 between Clay M. Whitson and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.16	Merchant Program Processing Agreement dated January 31, 2003, among iPayment, Inc., Chase Merchant Services, LLC and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.37 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.17	Processing Services Agreement dated January 1, 2003, between iPayment, Inc. and Vital Processing Services LLC. (incorporated by reference to Exhibit 10.38 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.18	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.19	Form of Amended and Restated Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.20	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.41 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.21	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on April 23, 2003).

10.22	Agreement and Plan of Merger dated March 19, 2002 among iPayment Holdings, Inc., iPayment Acquisition Sub, Inc. and E-Commerce Exchange, Inc. (incorporated by reference to Exhibit 2.3 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.23	Agreement and Plan of Merger dated August 9, 2002 among iPayment Holdings, Inc., ODC Acquisition Sub, Inc. and OnLine Data Corp. (incorporated by reference to Exhibit 2.4 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.24	Agreement and Plan of Merger dated August 26, 2002 between iPayment Holdings, Inc. and iPayment, Inc. (incorporated by reference to Exhibit 2.5 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.25	Agreement and Plan of Merger dated August 28, 2002 among iPayment, Inc., iPayment of Maine, Inc., First Merchants Bancard Services, Inc., James D. Goodrich and Stephen P. Goodrich. (incorporated by reference to Exhibit 2.6 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.26	Agreement and Plan of Merger dated September 9, 2002 among iPayment, Inc., CardSync Acquisition Sub, Inc. and CardSync Processing, Inc. (incorporated by reference to Exhibit 2.7 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.27	Credit Agreement dated August 1, 2003 among iPayment, Inc, the lenders names therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50280) filed with the Commission on August 14, 2003).

10.28	Second Amendment to Credit Agreement dated December 19, 2003, (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.).

10.29	Third Amendment to Credit Agreement dated February 13, 2004, (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.).

10.30	Amended and Restated Credit Agreement (“Amended and Restated Credit Agreement”) among iPayment, Inc., Bank of America, N.A. and the lenders party thereto dated December 28, 2004, (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.31	First Amendment, dated February 14, 2005, to Amended and Restated Credit Agreement, (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.).

10.32	Asset Purchase Agreement, dated December 27, 2004, between iPayment, Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.33	Services Agreement, dated December 27, 2004, between iPayment, Inc. and First Data Merchant Services Corporation (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.34	Officers 2005 Compensation and Bonus Schedule, filed herewith.

14.1	Code of Ethics, (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, filed herewith.

24.1	Power of Attorney, filed herewith.

31.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.