Form 10-Q
period 2006-03-31
IPAYMENT INC
filed 2006-05-15
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to ______________________
Commission file number 000-50280
iPayment, Inc.
(Exact name of registrant as specified in its charter)
www.ipaymentinc.com

DELAWARE	62-1847043
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Burton Hills Boulevard, Suite 415
Nashville, Tennessee	37215
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (615) 665-1858
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at May 9, 2006

(Common stock, $0.01 par value)	17,741,689

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$210	$1,023
Accounts receivable, net of allowance for doubtful accounts of $305 and $508 at March 31, 2006 and December 31, 2005, respectively	19,961	22,718
Prepaid expenses and other current assets	2,965	2,549

Total current assets	23,136	26,290

Restricted cash	2,047	3,090
Property and equipment, net	3,164	2,907
Intangible assets and other, net of accumulated amortization of $74,511 and $65,199 at March 31, 2006 and December 31, 2005, respectively.	183,555	192,343
Goodwill, net	105,584	105,178
Deferred tax asset, net	7,243	5,757
Other assets, net	5,189	5,416

Total assets	$329,918	$340,981

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,179	$1,697
Income taxes payable	4,248	4,697
Accrued liabilities and other	11,772	24,575

Total current liabilities	21,199	30,969

Minority interest in equity of consolidated subsidiaries	250	431
Long-term debt	90,308	100,228

Total liabilities	111,757	131,628

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued or outstanding at March 31, 2006, and December 31, 2005	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 17,737,162 shares issued and outstanding at March 31, 2006; 180,000,000 shares authorized, 16,757,891 shares issued and outstanding at December 31, 2005	156,936	155,870
Deferred compensation	(3,293)	(3,413)
Retained earnings	64,518	56,896

Total stockholders’ equity	218,161	209,353

Total liabilities and stockholders’ equity	$329,918	$340,981

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues	$170,901	$163,363

Operating expenses:
Interchange	98,113	96,854
Other costs of services	53,350	49,342
Selling, general and administrative	4,620	3,524

Total operating expenses	156,083	149,720

Income from operations	14,818	13,643

Other expense:
Interest expense	2,013	2,348
Interest income	(165)	(51)
Other	878	81

Income before income taxes and minority interest in earnings of consolidated subsidiary	12,092	11,265

Income tax provision	4,818	4,393

Minority interest in earnings of consolidated subsidiaries	348	—

Net income	$7,622	$6,872

Basic and diluted earnings per common share:
Earnings per share
Basic	$0.43	$0.41
Diluted	$0.42	$0.38

Weighted average shares outstanding
Basic	17,630	16,721
Diluted	18,330	18,230
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities
Net income	$7,622	$6,872
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,703	10,086
Stock-based compensation	579	—
Noncash interest expense	252	249
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,757	(299)
Prepaid expenses and other current assets	(422)	(556)
Other assets	(1,508)	(395)
Accounts payable and income taxes payable	3,195	1,137
Accrued liabilities and other	(3,884)	(2,576)

Net cash provided by operating activities	18,294	14,518

Cash flows from investing activities
Change in restricted cash	1,043	716
Expenditures for property and equipment	(495)	(443)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(524)	(16,556)
Payments related to businesses previously acquired	(9,500)	—

Net cash used in investing activities	(9,476)	(16,283)

Cash flows from financing activities
Net (repayments) borrowings on line of credit	(9,900)	1,000
Repayments of debt	(20)	—
Proceeds from issuance of common stock and exercise of options	289	901

Net cash (used in) provided by financing activities	(9,631)	1,901

Net (decrease) increase in cash and cash equivalents	(813)	136
Cash and cash equivalents, beginning of period	1,023	888

Cash and cash equivalents, end of period	$210	$1,024

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6,815	$4,734
Cash paid during the period for interest	$1,736	$1,484

Non-cash increases in assets (liabilities) from acquisitions:
Increase in goodwill	$407	$—

See accompanying notes to consolidated financial statements.

IPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization and Business and Basis of Presentation
Organization and Business
     iPayment, Inc. was originally incorporated as iPayment Holdings, Inc. in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. iPayment is a provider of card-based payment processing services to small business merchants located across the United States. We enable merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. We market and sell our services primarily through independent sales groups. For further discussion on significant developments related to our business, refer to Note 8.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment”, the “Company”, “we”, “us”, “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments with the exception of the implementation of SFAS No. 123R which became effective January 1, 2006 and is more fully described below. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our non-wholly-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as Minority Interest in Equity of Consolidated Subsidiaries on our consolidated balance sheets. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2005 (included in our Annual Report on Form 10-K).
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
Share-Based Compensation
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair

IPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three months ended March 31, 2006 was $579,000, with an associated tax benefit of $136,000 for the three months ended March 31, 2006. The adoption of SFAS No. 123R had a basic and diluted earnings per share impact of $0.03 and $0.02, respectively, on our results of operations for the three months ended March 31, 2006.
     SFAS No. 123R also requires us to change the classification, in our condensed consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. In periods in which our tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards are in excess of the compensation expense recognized for financial reporting purposes, the amounts will be presented as a financing cash inflow rather than as a reduction of income taxes paid in our condensed consolidated statement of cash flows.
     Prior to January 1, 2006 we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. The following table presents the effect on net income and basic and diluted net income per common share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months
Ended March 31,
2005
Net income, as reported	$6,872

Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(575)

Pro forma net income	$6,297

Earnings per share:
As reported:
Basic	$0.41
Diluted	$0.38

Pro Forma:
Basic	$0.38
Diluted	$0.35
     The weighted-average fair value of each stock option included in the preceding pro forma amounts as well as in our compensation expense recognized during the first quarter was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for 2006 and 2005, (ii) expected volatility of 45% for both periods, (iii) expected lives of 3 years for both periods (iv) and risk-free interest rates ranging from 2% to 4% for both periods.

IPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. There were no acquisitions of businesses during 2006 or 2005 that would require pro forma disclosure. For the three months ended March 31, 2006 and 2005, respectively, amortization expense related to our merchant processing portfolios and other intangible assets was $9,316,000 and $9,226,000.
Other Acquisitions
     During the three months ended March 31, 2006, we made various purchases of residual cash flow streams and merchant processing portfolios, totaling $0.5 million. In February 2006, we acquired a 20% interest in a joint venture with Central Payment Co., LLC, which began its operations during the fourth quarter of 2005. Central Payment Co, LLC had approximately 19 employees at March 31, 2006, and its financial results are immaterial to our Company. The remaining 80% is owned by two employees of iPayment, Inc. The purchase prices for the residual cash flow streams and merchant processing portfolios have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of four to seven years.
(3) Long-Term Debt
     At March 31, 2006, we had a $205.0 million revolving credit facility with Bank of America and JPMorgan Chase as lead banks, which was expandable to $280.0 million. The credit facility contained customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of March 31, 2006. At March 31, 2006, $90.1 million was outstanding under the credit facility, at a weighted average interest rate of 6.53%.
     On May 10, 2006, in conjunction with the transaction further described in Note 8, we replaced the existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America and JPMorgan Chase as lead banks. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under both the term loans and the revolver is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million beginning June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012.
     Under the New Facility we are required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we have entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. The swap instruments will qualify for hedge accounting treatment under FAS 133.
     On May 10, 2006, in conjunction with the transaction further described in Note 8, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable semiannually at 9.75% on May 15 and November 15 of each year, starting on November 15, 2006. The Notes mature on May 15, 2014, but may be redeemed by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement.
     In August 2005, the holders of $16.0 million of convertible subordinated promissory notes (including $1.0 million of accrued interest, of which $0.4 million was convertible) converted their notes into 662,070 shares of our common stock. The related accrued interest was paid at that time.
     We also had net capitalized debt issuance costs related to the existing credit facility totalling $2.7 million as of March 31, 2006. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility. Amortization expense related to the debt issuance costs was $0.2 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

IPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Stockholders’ Equity
Earnings Per Share
     We report net income or loss per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic earnings per share (“EPS”), which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.
     Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options, warrants and conversion of convertible securities has an anti-dilutive effect, and therefore are excluded from the computation of diluted EPS. For the three months ended March 31, 2006 and 2005, respectively, approximately 62,000 and 42,000 weighted average common stock equivalents from stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.
     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2006			2005
	Income	Common	Per Share	Income	Common	Per Share
	Available	Shares	Amount	Available	Shares	Amount

Basic earnings per share	$7,622	17,630	$0.43	$6,872	16,721	$0.41
Effects of dilutive securities:
Stock options	—	647	(0.01)	—	815	(0.02)
Convertible debt	—	—	—	100	662	(0.01)
Restricted stock	—	53	—	—	32	—

Diluted earnings per share	$7,622	18,330	$0.42	$6,972	18,230	$0.38

(5) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 2% or more of revenues. Substantially all revenues are generated in the United States.
(6) Income Taxes
     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefits from certain stock option transactions. These benefits totaled $0.1 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively, and do not affect reported income tax expense, but rather were reflected as an increase to common stock.
     At March 31, 2006, we had approximately $3.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had no state net operating loss carryforwards as of that date.

IPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) Commitments and Contingencies
Litigation
Thomas Zito v. Leasecomm Corporation, E-Commerce Exchange, Inc., etc. et al, United States District Court, Southern District of New York, Case No. 02CV8074.
     In October 2002, an action was initially filed in the U.S. District Court for the Southern District of New York, naming E-Commerce Exchange, Inc. (‘‘ECX’’), one of our subsidiaries, Leasecomm Corporation (‘‘Leasecomm’’) and several additional defendants. The complaint as amended alleges claims for Racketeer Influenced and Corrupt Organizations Act of 1970 (‘‘RICO’’) violations state unfair and deceptive practices acts, common law fraud and intentional infliction of emotional distress. The complaint sought unspecified monetary damages, punitive damages, costs and attorney’s fees and equitable relief in the form of an injunction and restitution. ECX responded by filing a Motion to Dismiss on January 31, 2003. The plaintiffs then filed a separate complaint against ECX and several additional defendants, which was subsequently ordered to be consolidated with the initial complaint. In January 2005, plaintiffs served a Second Amended Complaint, dropping all claims for unlawful franchise offerings and negligent infliction of emotional distress.
     After ECX answered the Second Amended Complaint on February 18, 2005, the parties entered into a tentative settlement agreement pursuant to which 134 named plaintiffs agreed, without any monetary consideration payment, to dismiss with prejudice all of their respective claims in the lawsuit and for 21 other named plaintiffs to also dismiss with prejudice their respective claims for intentional infliction of emotional distress, without costs or attorneys fees. On April 12, 2006 the Court approved a Stipulation of Dismissal filed on April 7, 2006, dismissing with prejudice all claims in the lawsuit for the 134 named plaintiffs and dismissing with prejudice the respective claims for intentional infliction of emotional distress for 21 other named plaintiffs. Subsequent to the filing of the Stipulation of Dismissal, the parties reached an understanding for the settlement of the claims of the remaining plaintiffs and on April 26, 2006 notified the Court of the settlement understanding, including the agreed settlement payment amount and allocation of the payment amount between defendants, and requested the Court to stay further proceedings in this matter to permit the parties to document the settlement, which the Court approved and ordered on April 27, 2006. If the proposed settlement is finalized as contemplated, the settlement will not have a material adverse effect on our business, financial condition or results of operations, however, at this time no definitive settlement agreement has been executed and no assurance can be given that any such settlement will be completed or that the terms thereof will be substantially similar to those agreed to pursuant to the April settlement understanding.
     If the proposed settlement is not completed we will continue to vigorously defend ourselves in this case, however, there can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Venus L. Franklin and Sandra Lindsey v. Leasecomm Corporation and E-Commerce Exchange, Inc., Cambridge District Court, Commonwealth of Massachusetts, Civil Action No. 04-338.
     In April 2004, two named plaintiffs, on behalf of themselves and a purported nationwide putative class, filed suit against our subsidiary ECX and Leasecomm in Cambridge District Court, Commonwealth of Massachusetts. A similar action had been previously filed in March 2003 in the Middlesex Superior Court, Commonwealth of Massachusetts, and dismissed. The present suit alleges the same claims asserted in the prior dismissed Superior Court Action, and is based on alleged violations of various Massachusetts state statutes and common-law, arising out of certain lease transactions and lease agreements between Leasecomm as ‘‘lessor’’ and each plaintiff as ‘‘lessee’’ (the ‘‘Leasecomm Agreements’’) for certain licenses allegedly marketed by ECX under the names ‘‘Quick Commerce’’ and ‘‘Quick Commerce Pro.’’ The plaintiffs asked the Court to certify a nationwide class of plaintiffs consisting of all persons and businesses (excluding certain residents of Texas) who entered into similar Leasecomm Agreements within a specified period prior to the filing of the lawsuit. Plaintiffs later amended the complaint to add a ‘‘usury’’ claim. ECX filed responsive Answers to the initial and amended Complaints requesting the Court to, among other things, dismiss the usury claim, deny certification of the proposed class, and to enter Judgment for ECX.
     The parties to this litigation have agreed to settlement terms, subject to Court approval and execution of formal settlement documents. Although no definitive settlement agreement has been executed at this point in time, nor submitted to or approved by the Court, we believe that if the proposed settlement is finalized as contemplated, the terms of the proposed settlement would not have a material adverse effect on our business, financial condition or results of operations, however, no assurance can be given that any such settlement will be entered into, approved by the Court, or otherwise completed or that the terms thereof will be substantially similar to those that have been tentatively agreed to by the Parties.

IPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The court has not set a trial date for this matter. If the proposed settlement is not completed we will continue to vigorously defend ourselves in this case, however, there can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Howard Ehrenberg, Chapter 7 Trustee for the Estate of ITSV, Inc., v. CREDITCARDS.COM, INC., a California corporation, IPAYMENT, INC., et al., U.S. B.C. Case No. LA 02-31259-EC, Adversary Case No. 04-2214VZ.
     In July 2004, Howard Ehrenberg commenced an adversary proceeding in connection with certain bankruptcy proceedings related to the of the Estate of ITSV, Inc. (the ‘‘Debtor’’) in the United States Bankruptcy Court, Los Angeles, California on behalf of a Debtor estate. The complaint as amended alleged causes of action for fraud, fraudulent transfer, conspiracy to defraud, and for ‘‘unfair competition’’ against us, some of our officers and directors and several other defendants, and requested general damages, treble damages, prejudgment interest, attorneys’ fees and recovery of other costs associated with bringing the suit. We vigorously defended ourselves in this matter and contended that the claims and the underlying allegations asserted against us were without merit and filed a Motion for Summary Judgment seeking a dismissal of the lawsuit. Motion for Summary Judgment was granted, and the Judgment dismissing the lawsuit in its entirety was entered on February 9, 2005. Plaintiff appealed the dismissal, and the Court’s subsequent denial of plaintiff’s motion for reconsideration, to the Bankruptcy Appellate Panel of the United States Court of Appeals for the Ninth Circuit. Oral Argument was heard on March 23, 2006, and no decision has been issued as of this date.
     At this time we cannot predict with certainty how the Appellate Court will rule on the pending Appeal, or if the relief sought were ordered, the likely outcome of this action. However, we continue to believe that the claims asserted against us in this lawsuit are without merit, and that the Bankruptcy Court properly granted summary judgment dismissing the adversary action complaint and properly denied plaintiff’s motion for leave to amend the complaint. Should we be required to, we intend to vigorously defend ourselves in this matter, however, there can be no assurance that we will be successful in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
France Vacations, Inc., etc. v. Citibank, etc., and iPayment, Inc. et al., Los Angeles County Superior Court, State of California, Case No. BC327932.
     On January 27, 2005, plaintiffs France Vacations, Inc., (‘‘France Vacations’’) and Tahiti Vacations, Inc. (‘‘Tahiti’’) filed a complaint in the Los Angeles County Superior Court against us and seven banks and financial institutions. Plaintiff’s complaint, as amended, alleged nine causes of action and asserted claims that we and the other defendants were responsible and liable for an alleged loss that plaintiffs sustained as a result of an alleged embezzlement scheme, conversion, and misappropriation of funds by their former employee. We and the other defendants filed Demurrers and Motions to Strike which the Court sustained. The Court entered Judgment in favor of all the defendants and of Dismissal of the lawsuit, with prejudice. The plaintiffs appealed.
     Plaintiffs recently proposed terms of settlement which provide for dismissal of the pending Appeal and the parties are currently engaged in settlement negotiations. Although no settlement understanding has been reached by the parties at this time, if this matter is settled on terms substantially similar to those proposed by Plaintiffs, the settlement would not have a material adverse effect on our business, financial condition or results of operations. However, no assurance can be given that any such settlement will be entered into, completed or that the terms thereof will be substantially similar to those proposed by Plaintiffs.
     At this time we cannot predict with certainty the outcome of the Appeal, or if the relief sought were ordered, the likely outcome of this action. However, we continue to believe that the claims asserted against us in this lawsuit are without merit, and that the Trial Court properly granted judgment dismissing the lawsuit with prejudice. If the proposed settlement is not completed, we intend to vigorously contest the relief sought by plaintiffs Appeal and should we be required to, we intend to continue to vigorously defend ourselves in this matter. However, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

IPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     On February 2, 2005, a lawsuit was filed against our subsidiary ECX, and third parties, A-1 Leasing LLC, (‘‘A-1 Leasing’’) and Duvera Billing Services (‘‘Duvera’’) in the Superior Court of Orange County. The suit was filed by Robert Aguilard and nine other named plaintiffs on behalf of themselves and as a ‘‘class action.’’ The complaint alleges a single cause of action for ‘‘unfair competition,’’ arising out of certain alleged transactions relating to alleged marketing activities of ECX in providing various credit card processing services and products to merchants for ‘‘Internet’’ commerce business and related lease transactions marketed by ECX under the names ‘‘Quick Commerce’’ and ‘‘Wonderpay.’’ Plaintiffs assert that the alleged marketing activities are ‘‘unlawful,’’ ‘‘fraudulent’’ and ‘‘unfair’’ and seek an injunction to restrain defendants from continuing to engage in such actions and an order requiring defendants to provide restitution of profits, plus other costs and expenses, including attorney fees. In response, ECX and Duvera each filed a Demurrer and Motion to Strike and A-1 Leasing filed a Motion to Quash. In a hearing held in January 2006, the Court ruled to deny both of the Motions to Strike as well as both Demurrers. ECX subsequently filed its Answers denying the allegations. On April 10, 2006, Plaintiffs amended its current complaint, adding Commerce Technologies Corporation, Inc. (“CTC”), Vandalay Venture Group, Inc., (“Vandalay”) and Applied Merchant Systems, Inc. (“AMS”) as additional named defendants to the lawsuit. Discovery is ongoing and a status conference is currently set for May 17, 2006. No trial date has been set at this time.
     Although we currently intend to continue to vigorously defend ourselves in this case, and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Fogazzo Wood Fired Ovens and Barbecues, LLC v. iPayment, Inc. Los Angeles County Superior Court, State of California, Case No. BC342878
     On November 10, 2005, plaintiff Fogazzo Wood Fired Ovens and Barbecues, LLC (‘‘Fogazzo’’) on its own behalf and as a ‘‘class action’’ filed a law suit in Los Angeles County Superior Court, naming iPayment, Inc. as the sole defendant. The complaint as amended asserts seven causes of action, claiming that in connection with advertising our services and providing merchant card services to plaintiff and other merchants we made certain false representations, violated plaintiff’s merchant processing contract, and engaged in certain wrongful conduct that constitutes ‘‘unfair, unlawful and fraudulent business acts and practices.’’ The Plaintiff seeks an injunction to restrain us from continuing to engage in such actions, for imposition of a constructive trust for the benefit of the plaintiff, for unspecified monetary damages, for restitution of profits, plus other costs and expenses, including attorney fees.
     We currently believe that we have meritorious defenses to the claims, and intend to vigorously defend ourselves. However, there can be no assurance that we will be successful in our defense or that a failure to prevail would not have a material adverse effect on our business, financial condition or results of operations.
In re iPayment, Inc. Shareholders Litigation, Chancery Court for Davidson County, 20th Judicial District, State of Tennessee, Lead Case No. 05-1250-I
     In May and June 2005, immediately following the announcement of Mr. Daily’s acquisition proposal, and before any decision of the Special Committee was taken, three substantially identical complaints were filed, each brought on behalf of a putative class of the stockholders of iPayment, and naming as defendants all of the directors of iPayment (the ‘‘Individual Defendants’’), and iPayment. The three complaints have been consolidated in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County. The consolidated complaint alleges that the proposed transaction under the Agreement and Plan of Merger resulted from an unfair process and the merger consideration constitutes an unfair purchase price, and asserts that the Individual Defendants breached fiduciary duties in connection with their evaluation and approval of the proposed merger, purportedly aided and abetted by iPayment. The consolidated complaint seeks (i) a declaration that the proposed merger is unenforceable, (ii) an injunction against consummation of the merger or rescission of the transaction and imposition of a constructive trust, (iii) a direction that defendants comply with their fiduciary duties, and (iv) an award of plaintiffs’ attorneys’ fees and costs.
     On April 28, 2006, all parties to the above-referenced litigation agreed to a compromise and settlement of the litigation and executed a Stipulation of Settlement (the “Stipulation”). The Stipulation does not affect the consideration to be paid to the stockholders of iPayment (the “Company”) in the proposed merger of iPayment MergerCo, Inc. with and into the Company (the “Transaction”) pursuant to the Agreement and Plan of Merger, dated as of December 27,

IPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2005, among the Company, iPayment Holdings, Inc. (the “Buyer”) and iPayment MergerCo, Inc. (the “Merger Agreement”). The Stipulation is not an admission of liability by the defendants.
     The Stipulation describes the Company’s consideration and implementation of certain comments by plaintiffs’ counsel with respect to the provisions of the Merger Agreement and the disclosures in the related proxy statement on Schedule 14A (the definitive version of which was mailed to stockholders on or about April 6), all of which was undertaken by the parties during the course of settlement negotiations. The Stipulation also includes an agreement that would, subject to certain conditions and limitations, require the Buyer to pay to plaintiffs a portion of certain profits realized from a sale of 50% or more of the Company or its assets within nine months following the closing of the transaction. The Company has agreed to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.3 million in connection with the settlement. The settlement remains subject to the closing of the Transaction, confirmatory discovery by the plaintiffs and court approval.
     This summary of the Stipulation does not purport to be complete and is qualified in its entirety by the Stipulation.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption ‘‘TCPA Cases,’’ Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     In February 2000, plaintiff Dana Bruns filed a lawsuit on behalf of a class of persons in California who received fax transmissions from defendants Fax.Com and its advertisers, including our subsidiary ECX, during the previous five years. The complaint as amended alleges that the defendants sent ‘‘fax blast’’ transmissions to telephone facsimile machines in violation of the provisions of the Telephone Consumer Protection Act of 1991 (‘‘TCPA’’) and seeks relief thereunder, under California’s Unfair Competition Act, Business & Professions Code and for negligence.
     Plaintiff seeks an order certifying the lawsuit as a ‘‘class action,’’ for an injunction, an order requiring restitution, disgorgement of profits from the alleged ‘‘unfair competition’’ activities, recovery of the greater of the actual monetary loss incurred by members of the class for each violation, or $500.00 for each violation. Based on the fifth amended complaint filed in 2006, plaintiff is now seeking actual damages of at least $49,146,000 against ECX and seeks to collect treble damages in accordance with the provisions of the TCPA, as well as unspecified damages and other relief as may be proper. ECX filed an Answer and ECX expects to conduct additional discovery. The court has set a Status Conference to be held in July.
     Although the complaint does not provide a basis for the monetary relief, we believe that it is based on Fax.com documents that plaintiff’s counsel purports to have obtained and calculations made by plaintiff’s counsel based on such documents. The validity, authenticity, evidentiary value and accuracy of the documents, and the calculations for the relief sought are subject to inquiry and investigation, which we are currently in the process of beginning. No trial date has been set. We intend to vigorously defend ourselves in this case and believe that we have meritorious defenses to these claims. There can be no assurance that we will be successful in our defense or that in the event a ‘‘class’’ is certified by the Court, that the ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations.
Other
     In September 2005, we were notified by Merrick Bank, one of our sponsor banks, that due to certain Visa and MasterCard fines against CardSystems Solutions (one of our payment processors) in connection with their mishandling of credit card data, Merrick Bank increased our reserve requirement from $0.5 million to $1.4 million. We have worked with Merrick Bank to obtain information regarding the increase and the fines against CardSystems Solutions, and have not been able to determine what, if any, contingent liability we may have for such fines. We intend to vigorously defend our business against any such fines and/or seek proper indemnification from third parties as applicable. Notwithstanding, there can be no assurance that we will be successful in defending against fines or obtaining indemnification. In January 2006, Merrick Bank released $0.4 million of the reserve to us, and in March 2006 released an additional $0.2 million of the reserve. The remaining $0.8 million reserve was recorded as restricted cash on our Consolidated Balance Sheets as of March 31, 2006.
     We are also subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial

IPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters, could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management’s attention.
(8) Significant Developments and Subsequent Events
     On May 5, 2006, at a Special Meeting of Stockholders of iPayment, Inc., our shareholders approved a motion to adopt the Agreement and Plan of Merger dated as of December 27, 2005, among iPayment Holdings, Inc. (an entity controlled by our Chief Executive Officer, Gregory S. Daily, and our President, Carl A. Grimstad, and certain parties, related to them), iPayment Merger Co, Inc. and iPayment, Inc., pursuant to which iPayment Merger Co, Inc. would be merged with and into iPayment, Inc., with iPayment as the surviving corporation.
     On May 10, 2006, we closed a transaction among iPayment Holdings, Inc., iPayment Merger Co, Inc. and iPayment, Inc., pursuant to which iPayment Merger Co, Inc. was merged with and into iPayment, Inc., with iPayment, Inc. as the surviving corporation. Effective at closing, iPayment, Inc. became a wholly owned subsidiary of iPayment Holdings, Inc. iPayment Holdings, Inc. paid cash consideration of $43.50 without interest, in exchange for each share of iPayment, Inc. except for shares of common stock of iPayment, Inc. held by iPayment Holdings, Inc. or any of its subsidiaries immediately prior to the effective time of the merger, and shares of common stock of iPayment, Inc. held by iPayment, Inc. or any of its subsidiaries. On May 10, 2006, we filed a Form 15 with the Securities and Exchange Commission and de-listed the shares of iPayment, Inc. Nasdaq National Market.
     In order to finance the transaction, Holdings has replaced its existing $205.0 million credit facility with a new $575.0 million senior secured credit facility, issued $205.0 million of senior subordinated notes, received equity commitments of $167.0 million from Mr. Daily and Mr. Grimstad on their own behalf and on behalf of certain related parties, and received $3.0 million in cash from Mr. Daily. The new senior secured credit facility and senior subordinated notes are more fully described in Note 3.
     The aforementioned merger will be accounted for as a purchase in conformity with SFAS No. 141, ‘‘Business Combinations’’ and Emerging Issues Task Force, or EITF, Issue No. 88-16, ‘‘Basis in Leveraged Buyout Transactions.’’ The total cost of the purchase will be allocated as a partial change in basis to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the merger based upon an independent valuation. The excess of the purchase price over the historical basis of the net assets acquired has been allocated to goodwill pending the results of the final valuation thereof. As a result, the actual allocation is subject to the valuation of the assets and liabilities being finalized.
     In May 2006, the Company has agreed to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.3 million which will be expensed in the second quarter of 2006 in connection with a settlement relating to the aforementioned transaction, which is more fully described in Note 7. The settlement remains subject to the closing of the transaction, confirmatory discovery by the plaintiffs and court approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on February 24, 2006. These factors could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Executive Overview
     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of March 31, 2006, we provided our services to more than 140,000 small merchants located across the United States, up from over 130,000 as of March 31, 2005. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through over 850 independent sales groups, which gives us a non-employee, external sales force representing more than 3,000 sales professionals, as well as a direct sales force of approximately 100 sales professionals. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and Vital Processing Services, and we rely on banks such as JP Morgan Chase to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating centers in Calabasas, California and Westchester, Illinois.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants through our relationships with independent sales groups and have made periodic acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.
     Our operating results point to successful execution of this strategy during the first quarter of 2006. Charge volume decreased modestly to $6,122 million for the three months ended March 31, 2006, from $6,244 million for the three months ended March 31, 2005, due to the termination of services to certain low-margin merchants obtained in a previous acquisition. However, revenues increased to $170.9 million in the first quarter of 2006 from $163.4 million in the same period of the prior year. The increase in revenues was primarily the result of an acquisition of a business purchased in October 2005. Income from operations increased to $14.8 million for the three months ended March 31, 2006, from $14.8 million for the three months ended March 31, 2005. Income from operations in March 31, 2006, is net of $0.6 million of stock-based compensation expense recorded under SFAS No. 123R.

     On May 5, 2006, at a Special Meeting of Stockholders of iPayment, Inc., our shareholders approved a motion to adopt the Agreement and Plan of Merger dated as of December 27, 2005, among iPayment Holdings, Inc. (an entity controlled by our Chief Executive Officer Gregory S. Daily, and our President Carl A. Grimstad and certain parties related to them), iPayment Merger Co, Inc. and iPayment, Inc., pursuant to which iPayment Merger Co, Inc. would be merged with and into iPayment, Inc., with iPayment, Inc. as the surviving corporation.
     On May 10, 2006, we closed a transaction among iPayment Holdings, Inc., iPayment Merger Co, Inc. and iPayment, Inc., pursuant to which iPayment Merger Co, Inc. was merged with and into iPayment, Inc., with iPayment, Inc. as the surviving corporation. Effective at closing, iPayment, Inc. became a wholly owned subsidiary of iPayment Holdings, Inc. iPayment Holdings, Inc. paid cash consideration of $43.50, without interest, in exchange for each share of iPayment, Inc. except for shares of common stock of iPayment, Inc. held by iPayment Holdings, Inc. or any of its subsidiaries immediately prior to the effective time of the merger, and shares of common stock of iPayment, Inc. held by iPayment, Inc. or any of its subsidiaries. On May 10, 2006, we filed a Form 15 with the Securities and Exchange Commission and de-listed the shares of iPayment, Inc. from the Nasdaq National Market.
     In order to finance the transaction, Holdings has replaced its existing $205.0 million credit facility with a new $575.0 million senior secured credit facility, issued $205.0 million of senior subordinated notes, received equity commitments of $167.0 million from Mr. Daily and Mr. Grimstad on their own behalf and on behalf of certain related parties, and received $3.0 million in cash from Mr. Daily. The new senior secured credit facility and senior subordinated notes are more fully described in the “Liquidity and Capital Resources” section.
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
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of March 31, 2006, and determined no impairment charge was required.
     Share-Based Compensation. Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three months ended March 31, 2006 was $579,000, with an associated tax benefit of $136,000 for the three months ended March 31, 2006. The adoption of SFAS No. 123R had a basic and diluted earnings per share impact of $0.03 and $0.02, respectively, on our results of operations for the three months ended March 31, 2006.
     SFAS No. 123R also requires us to change the classification, in our condensed consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. In periods in which our tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards are in excess of the compensation expense recognized for financial reporting purposes, the amounts will be presented as a financing cash inflow rather than as a reduction of income taxes paid in our condensed consolidated statement of cash flows.
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
     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At March 31, 2006, we had approximately $3.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had no state net operating loss carryforwards as of that date.
     Minority Interest. During the second quarter of 2005, we acquired a 51 percent interest in a joint venture with a direct sales group, and during the first quarter of 2006, we acquired a 20 percent interest in another direct sales group. Minority interest in earnings of consolidated subsidiaries listed on the Consolidated Income Statements represents the minority shareholders’ share of the after-tax net income or loss of these entities. The minority interest in equity of consolidated subsidiaries listed on the Consolidated Balance Sheets reflects the original investments by the minority shareholders, along with their proportionate share of the earnings or losses of the consolidated subsidiaries.
     We account for our investments pursuant to the provisions of SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities. Under this method, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity.
Components of Revenues and Expenses
     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to ensure compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from certain agent bank portfolios acquired as part of the First Data Merchant Services Corporation (the “FDMS Agent Bank Portfolio”) acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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
     Selling, general and administrative expenses consist primarily of salaries and wages, including stock-based compensation recognized under SFAS No. 123R, as well as other general administrative expenses.
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

Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated: (dollars in thousands)

	Three months ended	% of Total	Three months ended	% of Total	Change
	March 31, 2006	Revenue	March 31, 2005	Revenue	Amount	%
Revenues	$170,901	100.0%	$163,363	100.0%	$7,538	4.6
Operating Expenses
Interchange	98,113	57.4	96,854	59.3	1,259	1.3
Other costs of services	53,350	31.2	49,342	30.2	4,008	8.1
Selling, general and administrative	4,620	2.7	3,524	2.2	1,096	31.1

Total operating expenses	156,083	91.3	149,720	91.6	6,363	4.2

Income from operations	14,818	8.7	13,643	8.4	1,175	8.6
Other expense
Interest expense	2,013	1.2	2,348	1.5	(335)	(14.3)
Interest income	(165)	(0.1)	(51)	0.0	(114)	223.5
Other	878	0.5	81	0.0	797	NM

Total other expense	2,726	1.6	2,378	1.5	348	14.6

Income before income taxes	12,092	7.1	11,265	6.9	827	7.3
Income tax provision	4,818	2.8	4,393	2.7	425	9.7
Minority interest	348	0.2	—	—	348	NM

Net income	$7,622	4.5	$6,872	4.2	$750	10.9

NM = Not meaningful

Other Data:
EBITDA(a)	23,991		23,648
Adjusted EBITDA(a)	25,448		23,729

(a)	EBITDA is defined as net income (loss) before (i) depreciation and amortization, (ii) interest expense, and (iii) provision for income taxes (benefit). Adjusted EBITDA excludes certain additional items. We consider EBITDA and adjusted EBITDA to be important indicators of the performance of our business. We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to service or incur indebtedness, make capital expenditures and finance working capital requirements. EBITDA and adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do and EBITDA and adjusted EBITDA may not be comparable with similarly titled measures reported by other companies. The reconciliation of net income (loss) under GAAP to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Net Income	$7,622	$6,872
Interest expense, net	1,848	2,297
Income tax provision	4,818	4,393
Depreciation and amortization	9,703	10,086

EBITDA	23,991	23,648
Stock-based compensation(a)	579	—
Other expense(b)	878	81

Adjusted EBITDA	25,448	23,729

(a)	Represents compensation expense related to stock options granted to employees recognized due to the adoption of FAS 123R on January 1, 2006.

(b)	Represents certain expenses of the company primarily related to the merger transaction.
Three Months Ended March 31, 2006 (“2006”) Compared to Three Months Ended March 31, 2005 (“2005”)
     Revenues. Revenues increased 4.6% to $170.9 million in 2006 from $163.4 million in 2005. This increase was primarily attributable to our acquisition of a business in October 2005. Total acquisitions resulted in an increase in revenues of $6.3 million, representing 83.6% of our total growth in revenues over the prior period.
     Interchange Expenses. Interchange expenses increased 1.3% to $98.1 million in 2006 from $96.9 million in 2005. The increase was primarily attributable to an increase in interchange rates which occurred in the second quarter of 2005. Interchange expenses as a percentage of total revenues decreased to 57.4% in 2006 from 59.3% in 2005 mainly due to the termination of services to certain low-margin merchants obtained in a previous acquisition.
     Other Costs of Services. Other costs of services increased 8.1% to $53.4 million in 2006 from $49.3 million in 2005. Other costs of services as a percentage of revenues increased to 31.2% in 2006 from 30.2% in 2005. Other costs of services as a percentage of revenues increased primarily due to an increase in residual expense.
     Selling, General and Administrative. Selling, general and administrative expenses increased 31.1% to $4.6 million in 2006 from $3.5 million in 2005. The increase was primarily due to the adoption of SFAS No. 123R, which required us to recognize $0.6 million of additional compensation expense in 2006 related to stock options issued to employees. The adoption of SFAS No. 123R also caused selling, general and administrative expenses as a percentage of revenues to increase to 2.7% in 2006 from 2.2% in 2005.
     Other Expense. Other expense in 2006 primarily consisted of $2.0 million of interest expense and $0.9 million of expenses related to the acquisition of the Company described in the Executive Overview. Other expense increased to $2.7 million from $2.4 million in 2005, primarily due to these acquisition-related costs.
     Income Tax. Income tax expense increased to $4.8 million in 2006 from $4.4 million in 2005 due to an increase in taxable income. Income tax expense as a percentage of income before taxes was 39.8% in 2006, compared to 39.0% in 2005.
     Minority Interest. Minority interest income was $0.3 million in 2006 due to our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006.
     EBITDA and Adjusted EBITDA. EBITDA increased to $24.0 million in 2006 from $23.6 million in 2005. Adjusted EBITDA was $1.5 million higher than EBITDA in 2006 due to a $0.9 million increase in other expenses relating to the merger transaction and $0.6 million of stock-based compensation expense recognized as the result of the adoption of FAS 123R on January 1, 2006.

Liquidity and Capital Resources
     As of March 31, 2006, we had cash and cash equivalents totaling $0.2 million, compared to $1.0 million as of December 31, 2005. We had net working capital (current assets in excess of current liabilities) of $1.9 million as of March 31, 2006, compared to a net working capital deficit of $4.7 million as of December 31, 2005.
Operating activities
     Net cash provided by operating activities was $18.3 million in 2006, primarily consisting of net income of $7.7 million, adjusted for depreciation and amortization of $9.7 million, and stock-based compensation of $0.6 million.
     Net cash provided by operating activities was $14.5 million in 2005, consisting of net income of $6.9 million and depreciation and amortization of $10.1 million, partially offset by a net unfavorable change in operating assets and liabilities of $2.7 million.
Investing activities
     Net cash used by investing activities was $9.5 million in 2006. Net cash used by investing activities primarily consisted of $9.5 million paid for an earnout payment associated with an acquisition from a prior period. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used by investing activities was $16.3 million in 2005. Net cash used by investing activities primarily consisted of $16.6 million paid for the purchases of several portfolios and residual cash flow streams as well as one business (Petroleum Card Services).
Financing activities
     Net cash used by financing activities was $9.6 million in 2006, primarily consisting of net repayments on our credit facility of $9.9 million, partially offset by $0.3 million of proceeds from stock option exercises. Repayments of debt on our credit facility were $19.4 million during the first quarter of 2006.
     Net cash provided by financing activities was $1.9 million in 2005, primarily consisting of net borrowings on our credit facility of $1.0 million and $0.9 million of proceeds from stock option exercises. Repayments of debt on our credit facility were $14.0 million during the first quarter of 2005.
     At March 31, 2006, we had a $205.0 million revolving credit facility with Bank of America and JPMorgan Chase as lead banks, which was expandable to $280.0 million. The credit facility contained customary affirmative and negative covenants including financial covenants requiring the maintenance of a debt-to-EBITDA ratio (as defined therein) of less than 2.5 to 1.0, as well as specified limitations on capitalization and restrictions on incurring liens and transactions with affiliates. We were in compliance with all debt covenants as of March 31, 2006. At March 31, 2006, $90.1 million was outstanding under the credit facility, at a weighted average interest rate of 6.53%.
     On May 10, 2006, in conjunction with the merger of iPayment Merger Co, Inc. with and into us, we replaced the existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America and JPMorgan Chase as lead banks. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under both the term loans and the revolver is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million beginning June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012.
     Under the New Facility we are required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we have entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. The swap instruments will qualify for hedge accounting treatment under FAS 133.
     On May 10, 2006, the merger of iPayment Merger Co, Inc. with and into us, we issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable semiannually at 9.75% on May 15 and November 15 of each year, starting November 15, 2006. The Notes mature on May 15, 2014, but may be redeemed by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement.
     In August 2005, the holders of $16.0 million of convertible subordinated promissory notes (including $1.0 million of accrued interest, of which $0.4 million was convertible) converted their notes into 662,070 shares of our common stock. The related accrued interest was paid at that time.

     We also had net capitalized debt issuance costs related to the credit facility totalling $2.7 million as of March 31, 2006. These costs are being amortized to interest expense on a straight-line basis over the life of the credit facility. Amortization expense related to the debt issuance costs was $0.2 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.
     The following table of our material contractual obligations as of March 31, 2006, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

	Payments due by period
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years

Credit facility	$90,100	$—	$90,100	$—	$—
Operating lease obligations	5,309	1,819	2,458	1,032	—
Purchase obligations (1)(2)(3)	45,681	16,241	19,241	6,845	3,354

Total contractual obligations	$141,090	$18,060	$111,799	$7,877	$3,354

(1)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(2)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $11.7 million in fiscal 2006, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2006, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(3)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of March 31, 2006, and are excluded from this table.
     We expect to be able to fund our operations, capital expenditures and the contractual obligations above (other than repayment of our credit facility) using our cash from operations. We intend to use our credit facility primarily to fund additional acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and the contractual obligations above using cash from operations, we intend to use borrowings under our credit facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue opportunities that may arise in the future if an opportunity that we consider attractive arises to raise additional funding. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At March 31, 2006, $90.1 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in additional annual interest expense of $0.9 million.

     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is contained in Note 7 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
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

iPayment, Inc.

Date: May 10, 2006	By: /s/ Gregrory S. Daily Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	By: /s/ Clay M. Whitson Clay M. Whitson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.