Form 10-Q
period 2006-06-30
IPAYMENT INC
filed 2006-08-21
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at July 31, 2006

(Common stock, $0.01 par value)	100

		Page
PART I — FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2006 (successor, unaudited) and December 31, 2005 (predecessor)	3
	Unaudited Consolidated Statements of Operations — May 11, 2006 through June 30, 2006 (successor); April 1, 2006 through May 10, 2006 (predecessor); January 1, 2006 through May 10, 2006 (predecessor); three and six months ended June 30, 2005 (predecessor)	4
	Unaudited Consolidated Statements of Cash Flows — January 1, 2006 through May 10, 2006 (predecessor); May 11, 2006 through June 30, 2006 (successor); Six months ended June 30, 2005 (predecessor)	5
	Notes to Unaudited Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of Security Holders	26

Item 5	Other Information	26

Item 6	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

EXHIBITS		27

CERTIFICATIONS
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	Successor	Predecessor
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$189	$1,023
Accounts receivable, net of allowance for doubtful accounts of $220 and $508 at June 30, 2006 and December 31, 2005, respectively	20,778	22,718
Prepaid expenses and other current assets	2,934	2,549

Total current assets	23,901	26,290

Restricted cash	1,094	3,090
Property and equipment, net	3,485	2,907
Intangible assets, net of accumulated amortization of $5,490 and $65,199 at June 30, 2006 and December 31, 2005, respectively.	246,653	192,343
Goodwill, net	488,205	105,178
Deferred tax asset, net	—	5,757
Other assets, net	19,684	5,416

Total assets	$783,022	$340,981

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,400	$1,697
Income taxes payable	—	4,697
Accrued liabilities and other	17,729	24,575
Current portion of long-term debt	5,241	—

Total current liabilities	27,370	30,969

Minority interest in (deficit) equity of consolidated subsidiaries	(360)	431
Deferred tax liabilities	16,373	—
Long-term debt	718,508	100,228

Total liabilities	761,891	131,628

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued or outstanding at June 30, 2006, and December 31, 2005	—	—
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2006; 180,000,000 shares authorized, 17,725,181 shares issued and outstanding at December 31, 2005	19,602	155,870
Deferred compensation	—	(3,413)
Accumulated other comprehensive income	1,403	—
Retained earnings	126	56,896

Total stockholders’ equity	21,131	209,353

Total liabilities and stockholders’ equity	$783,022	$340,981

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of OPERATIONS
(In thousands)
(Unaudited)

	Period from		Three	Period from		Six
	May 11	April 1	Months	May 11	January 1	Months
	through	through	Ended	through	through	Ended
	June 30,	May 10,	June 30,	June 30,	May 10,	June 30,
	2006	2006	2005	2006	2006	2005
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Revenues	$107,549	$81,613	$181,138	$107,549	$252,514	$344,501

Operating expenses:
Interchange	62,389	47,346	106,031	62,389	145,459	203,452
Other costs of services	32,424	24,656	55,091	32,424	78,006	103,866
Selling, general and administrative	2,322	8,800	4,676	2,322	13,420	8,200

Total operating expenses	97,135	80,802	165,798	97,135	236,885	315,518

Income from operations	10,414	811	15,340	10,414	15,629	28,983

Other expense:
Interest expense	8,602	3,380	2,281	8,602	5,229	4,578
Other expense	1,956	5,850	496	1,956	6,729	577

(Loss) Income before income taxes and minority interest in losses of consolidated subsidiary	(144)	(8,419)	12,563	(144)	3,671	23,828

Income tax (benefit) provision	(77)	(1,475)	4,900	(77)	3,343	9,293

Minority interest in losses of consolidated subsidiary	193	173	66	193	522	66

Net income (loss)	$126	$(6,771)	$7,729	$126	$850	$14,601

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Period from
	May 11	January 1	Six Months
	through	through	Ended
	June 30,	May 10	June 30,
	2006	2006	2005
	Successor	Predecessor	Predecessor
Cash flows from operating activities
Net income	$126	$850	$14,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,378	17,279	20,272
Stock-based compensation	3,253	4,466	—
Noncash interest expense	49	2,958	495
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(11,548)	13,488	(3,399)
Prepaid expenses and other current assets	70	(461)	(2,668)
Other assets	7,584	(6,017)	(4,368)
Accounts payable and income taxes payable	2,612	(4,444)	5,718
Accrued liabilities and other	(16,679)	20,322	3,632

Net cash (used in) provided by operating activities	(12,155)	48,441	34,283

Cash flows from investing activities
Change in restricted cash	946	1,050	770
Expenditures for property and equipment	(490)	(587)	(810)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(287)	(524)	(18,712)
Payments related to businesses previously acquired	(3,000)	(11,500)	—

Net cash used in investing activities	(2,831)	(11,561)	(18,752)

Cash flows from financing activities
Net repayments (borrowings) on line of credit	7,500	(100,000)	(16,000)
Proceeds received in exchange for ownership interest in Successor company	3,378	—	—
Repayments of debt	(1,303)	(28)	—
Proceeds from issuance of debt, net of finance costs	(120)	701,165	—
Repurchase of common stock	(633,702)	—	—
Proceeds from issuance of common stock	—	382	1,930

Net cash (used in) provided by financing activities	(624,247)	601,519	(14,070)

Net (decrease) increase in cash and cash equivalents	(639,233)	638,399	1,461
Cash and cash equivalents, beginning of period	639,422	1,023	888

Cash and cash equivalents, end of period	$189	$639,422	$2,349

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$107	$4,866	$5,478
Cash paid during the period for interest	$5,284	$2,663	$3,512

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$—	$—	$9,500
Restricted stock issued to employees	$—	$—	$3,625

Non-cash increases in assets from acquisitions:
Intangible assets	$72,419	$—	$—
Goodwill	$356,756	$—	$—
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
     On May 10, 2006, the Company completed its merger transaction with iPayment Holdings, Inc. (“Holdings”) pursuant to which iPayment MergerCo, Inc. (“MergerCo”) was merged with and into the Company, with the Company remaining as the surviving corporation and a wholly-owned subsidiary of Holdings (the “Transaction”) as further described in Note 2. As a result of the Transaction, the Company’s results of operations, financial position and cash flows prior to the date of the Transaction are presented as the “Predecessor.” The financial effects of the Transaction and the Company’s results of operations, financial position and cash flows as the surviving corporation following the Transaction are presented as the “Successor.”
     The transaction has been accounted for as a purchase at the parent company level (iPayment Holdings), with the related purchase accounting adjustments pushed down to the Company.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment”, the “Company”, “we”, “us”, “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments consisting only of normal and recurring adjustments, considered necessary for a fair presentation. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Minority Interest in (Deficit) Equity of Consolidated Subsidiaries” on our consolidated balance sheets. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2005 (included in our Annual Report on Form 10-K).
     Certain prior year amounts have been reclassified to conform to the current year presentation. Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to independent sales groups, which are commissions we pay to these groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and service expenses, sponsorship costs and other third-party processing costs.
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

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, Accounting for Share-based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on fair values at the date of grant, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three and six months ended June 30, 2006 was $3,888,000 and $4,467,000, respectively, with an associated tax benefit of $1,516,000 and $1,742,000 for the three and six months ended June 30, 2006, respectively. The share-based compensation expense recognized for the three and six months ended June 30, 2006, includes $3,633,000 (with an associated tax benefit of $1,417,000) due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized in accordance with SFAS No. 123R for the period May 11 to June 30, 2006, as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
     The Company received $93,000 and $382,000 in cash proceeds related to the exercise of stock options during the period from April 1 to May 10, 2006, and January 1 to May 10, 2006, respectively. In addition, the Company realized total tax benefits from stock option exercises of $9.6 million and $9.8 million for the period from April 1 to May 10, 2006, and January 1 to May 10, 2006, respectively, which were recorded as increases to additional paid-in capital on the consolidated balance sheets of the Predecessor company. The adoption of SFAS 123R also resulted in reflecting these tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities in the consolidated statements of cash flows.
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
     Prior to January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. The following table presents the effect on net income and basic and diluted net income per common share had we adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$7,729	$14,601

Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of tax	(590)	(1,165)

Pro forma net income	$7,139	$13,436

     The weighted-average fair value of each stock option included in the preceding pro forma amounts as well as in our compensation expense recognized during the periods from April 1 to May 10, 2006

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Predecessor company), and January 1 to May 10, 2006 (Predecessor company), was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options may be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for 2006 and 2005, (ii) expected volatility of 45% for both periods, (iii) expected lives of 3 years for both periods (iv) and risk-free interest rates ranging from 2% to 4% for both periods. For the period from May 11 to June 30, 2006 (Successor company), no compensation expense was recognized as there were no options issued or outstanding during this period.
Derivative Financial Instruments
     The Company uses certain variable rate debt instruments to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Management believes it is prudent to limit the variability of its interest payments.
     To meet this objective and to meet certain requirements of our credit agreements, the Company enters into certain derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist solely of interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby effectively creating fixed-rate debt. The Company does not enter into derivative instruments for any reason other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.
     The Company accounts for its deriviative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company recognizes all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at June 30, 2006, was $1,403,000, and was included as other assets in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheet.
(2) Going Private and Financing Transactions
     Pursuant to an Agreement and Plan of Merger dated as of December 27, 2005, by and among the Company, MergerCo, and Holdings, MergerCo was merged with and into the Company on May 10, 2006, with the Company remaining as the surviving corporation and as a wholly-owned subsidiary of Holdings. Holdings is a wholly-owned subsidiary of iPayment Investors, Inc. (“Investors”), which is a Delaware corporation formed by Greg Daily, the Company’s Chairman and Chief Executive Officer, Carl Grimstad, the Company’s President, and certain parties related to them. Pursuant to an exchange agreement, dated as of December 27, 2005, Mr. Daily and his affiliates exchanged all of their equity interests in the Company for equity securities of Holdings, and Mr. Grimstad and his affiliates exchanged 72.9% of their equity interests in the Company for equity securities of Holdings. The exchange resulted in an increase to these shareholders’ residual interests in the Successor company of $16.2 million. In addition, Mr. Daily contributed approximately $3.4 million in cash for equity securities in Holdings. Holdings paid $43.50, without interest, for each outstanding share of the Company’s common stock (other than shares of the Company’s common stock held by Holdings or any of its subsidiaries immediately prior to the effective time of the merger, shares of the Company’s common stock held by the Company or any of is subsidiaries and shares of the Company’s common stock held by the Company’s stockholders who perfected their appraisal rights under Delaware law). In addition, Holdings paid the excess, if any, of $43.50 over the per share exercise price of each option outstanding at the effective time of the merger to purchase the Company’s common stock granted under any of the Company’s option plans. No merger consideration was paid for shares that were exchanged for equity securities of Holdings. On June 28, 2006, iPayment Investors, Inc. was converted into a limited partnership as iPayment Investors, L.P.
     Total consideration given in the Transaction was $800.0 million paid to purchase the outstanding shares of the Company. In addition, the Company paid the outstanding balance of $70.0 million under the Company’s previous credit facility and $25.4 million of transaction costs. The Transaction was funded with $170.0 million of equity financing, approximately $515.0 million from a term loan facility, and net proceeds of $202.2 million from the issuance of 9 3/4% Senior Subordinated Notes due in 2014, with the balance funded by borrowings under the Company’s new $60.0 million revolving credit facility. The credit agreements and the indenture governing the 2014 Notes contain significant restrictions and covenants

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
affecting, among other things, the operations and finances of the Company and its subsidiaries. The new senior secured credit facility and Senior Subordinated Notes are more fully described in Note 3.
     The Company has prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. As part of this allocation, approximately $485.2 million was assigned to goodwill and $251.9 million to identifiable intangible assets, resulting in an increase of $356.8 million and $72.4 million in goodwill and intangible assets, respectively, over the historical basis prior to the Transaction. Of the amount allocated to intangible assets, $249.9 million relates to the Company’s merchant processing portfolios and residual cash flow streams and the remaining $2.0 million is primarily attributable to acquisition-related costs and merchant portability. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leverage Buyout Transactions, the continuing residual interest of the owners of Investors has been reflected at its original cost adjusted for their share of the Company’s equity adjustments since the date of the original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16, only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s net assets and liabilities being adjusted by approximately 88.5% of the difference between the fair value at the date of acquisition and the predecessor basis under EITF 88-16.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization, but rather tested annually for impairment. The amounts assigned to intangible assets in the accompanying consolidated balance sheets are amortized over their expected useful lives of four to seven years.
     The following table presents the unaudited pro forma results as if the Transaction and related financing had occurred at the beginning of each of the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross revenues	189,162	181,138	360,063	344,501
Income from operations	18,251	15,556	33,964	29,354
Interest expense	15,685	15,685	31,370	31,370
Net income	8,222	6,279	14,534	10,872
     The unaudited pro froma results shown include incremental amortization and interest expense and related tax benefits as if the debt incurred in the transaction had been incurred on January 1, 2005 and assumes no principal payments. The unaudited proforma results exclude expenses related to the Transaction, including compensation expense related to stock options and restricted stock of $7,193,000 and $7,921,000 for the three and six months ended June 30, 2006, respectively, and $516,000 and $971,000 for the three and six months ended June 30, 2005, respectively, and professional fees and other Transaction-related expenses of $6,344,000 and $7,222,000 for the three and six months ended June 30, 2006, respectively, and $496,000 for the three and six months ended June 30, 2005. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the Transaction and related financing had occurred at the beginning of the periods presented.
     As a result of the Transaction, the Company has 100 shares of common stock outstanding at June 30, 2006. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
(3) Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. There were no acquisitions of businesses during 2006 or 2005 that would require pro forma disclosure. For the period from May 11 through June 30, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $5,494,000. For the period from April 1 through May 10, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $4,159,000. For the period from January 1 through May 10, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $13,475,000. For the three and six months ended June 30, 2005, amortization expense related to our merchant processing portfolios and other intangible assets was $9,316,000 and $18,969,000, respectively.

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Acquisitions
     During the six months ended June 30, 2006, we made various purchases of residual cash flow streams and merchant processing portfolios, totaling $0.8 million. In February 2006, we acquired a 20% interest in a joint venture with Central Payment Co., LLC, which began its operations during the fourth quarter of 2005. Central Payment Co., LLC had approximately 44 employees at June 30, 2006, and its financial results are immaterial to our Company. The remaining 80% is owned by two employees of the Company. The purchase prices for the residual cash flow streams and merchant processing portfolios have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of four to seven years.
(4) Long-Term Debt
     On May 10, 2006, in conjunction with the Transaction further described in Note 8, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under both the term loans and the revolver is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At June 30, 2006, we had outstanding $513.7 million of term loans at a weighted average interest rate of 7.63% and $7.5 million of borrowings under the revolver at a weighted average interest rate of 9.25%.
     Under the New Facility we are required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we have entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     On May 10, 2006, in conjunction with the Transaction further described in Note 8, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year, starting on November 15, 2006. The Notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement, plus accrued and unpaid interest. The Notes contain customary affirmative and negative covenants, including financial covenants requiring maintenance of a fixed charge coverage ratio (as defined therein) of at least 2.0 to 1.
     We had net capitalized debt issuance costs related to the New Facility totalling $7.7 million and net capitalized debt issuance costs related to the Notes totalling $8.2 million as of June 30, 2006. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $0.3 million for the period from May 11 to June 30, 2006. Amortization expense for debt issuance costs related to our previous credit facility were $0.2 million for the period from April 1 through May 10, 2006, and $0.4 million for the period from January 1 through May 10, 2006. The remaining unamortized balance of debt issuance costs related to our previous credit facility in the amount of $2.5 million were written off to interest expense as a result of the Transaction as of May 10, 2006.
(5) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 2% or more of revenues. Substantially all revenues are generated in the United States.

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Income Taxes
     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefits from certain stock option transactions. These benefits totaled $9.5million for the period from April 1 to May 10, 2006, $9.6 million for the period from January 1 to May 10, 2006, and $0.5 million and $1.4 million for the three and six months ended June 30, 2005, respectively, and do not affect reported income tax expense, but rather were reflected as an increase to common stock. There was no such benefit for the period from May 11 to June 30, 2006.
     At June 30, 2006, we had approximately $3.3 million of federal net operating loss carryforwards related to prior years that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had no state net operating loss carryforwards related to prior years as of that date.
(7) Commitments and Contingencies
Litigation
Thomas Zito v. Leasecomm Corporation, E-Commerce Exchange, Inc., etc. et al, United States District Court, Southern District of New York, Case No. 02CV8074.
     In October 2002, an action was initially filed in the U.S. District Court for the Southern District of New York, naming E-Commerce Exchange, Inc. (‘‘ECX’’), one of our subsidiaries, Leasecomm Corporation (‘‘Leasecomm’’) and several additional defendants. The complaint as amended alleges claims for Racketeer Influenced and Corrupt Organizations Act of 1970 violations, state unfair and deceptive practices acts, common law fraud and intentional infliction of emotional distress. The complaint sought unspecified monetary damages, punitive damages, costs and attorney’s fees and equitable relief in the form of an injunction and restitution. ECX responded by filing a Motion to Dismiss on January 31, 2003. The plaintiffs then filed a separate complaint against ECX and several additional defendants, which was subsequently ordered to be consolidated with the initial complaint. In January 2005, plaintiffs served a Second Amended Complaint, dropping all claims for unlawful franchise offerings and negligent infliction of emotional distress.
     After ECX answered the Second Amended Complaint on February 18, 2005, the parties entered into a tentative settlement agreement pursuant to which 134 named plaintiffs agreed, without any monetary consideration, to dismiss with prejudice all of their respective claims in the lawsuit and for 21 other named plaintiffs to also dismiss with prejudice their respective claims for intentional infliction of emotional distress, without costs or attorneys fees. On April 12, 2006 the Court approved a Stipulation of Dismissal filed on April 7, 2006, dismissing with prejudice all claims in the lawsuit for the 134 named plaintiffs and dismissing with prejudice the respective claims for intentional infliction of emotional distress for 21 other named plaintiffs. Mutual and General Releases that provide for a complete settlement of the claims have been executed in connection with the Stipulation of Dismissal.
     Subsequent to the filing of the Stipulation of Dismissal, the parties reached an understanding for the settlement of the claims of the remaining plaintiffs and on April 26, 2006 notified the Court of the settlement understanding. In July 2006, settlement documents were executed which provide for a complete settlement of all claims, mutual and general releases and a Stipulation of Dismissal to be filed with the Court, dismissing with prejudice all claims in the lawsuit by all remaining named plaintiffs. The Stipulation of Dismissal was filed with the court on August 4, 2006 and an order approving the Stipulation of Dismissal was entered on August 9, 2006. All claims of the parties have now been dismissed with prejudice, and the case is concluded. The terms of the settlement did not have a material adverse effect on our business, financial condition or results of operations.
Venus L. Franklin and Sandra Lindsey v. Leasecomm Corporation and E-Commerce Exchange, Inc., Cambridge District Court, Commonwealth of Massachusetts, Civil Action No. 04-338.
     In April 2004, two named plaintiffs, on behalf of themselves and a purported nationwide putative class, filed suit against our subsidiary ECX and Leasecomm in Cambridge District Court, Commonwealth of Massachusetts. A similar action had been previously filed in March 2003 in the Middlesex Superior Court, Commonwealth of Massachusetts, and dismissed. The suit alleged the same claims asserted in the prior dismissed Superior Court Action, and alleged violations of various Massachusetts state statutes and common-law, arising out of certain lease transactions and lease agreements between Leasecomm as ‘‘lessor’’ and each plaintiff as ‘‘lessee’’ (the ‘‘Leasecomm Agreements’’) for certain licenses allegedly marketed by ECX under the names ‘‘Quick Commerce’’ and ‘‘Quick Commerce Pro.’’ The plaintiffs asked the court to certify a nationwide class of plaintiffs consisting of all persons and

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
businesses (excluding certain residents of Texas) who entered into similar Leasecomm Agreements within a specified period prior to the filing of the lawsuit. The plaintiffs later amended the complaint to add a ‘‘usury’’ claim. ECX filed responsive answers to the initial and amended complaints.
     In May of this year, the parties to this litigation agreed to settle the lawsuit and executed settlement agreements and releases that provided, subject to court approval, for complete settlement of the claims asserted by the named parties, dismissal with prejudice of the lawsuit, with all rights of appeal waived, and the exchange of mutual and general releases. On June 1, 2006 the court approved the settlement and signed an Order of Dismissal with prejudice. Accordingly, this matter has been fully settled between the parties and all claims have been dismissed. The terms of the settlement did not have a material adverse effect on our business, financial condition or results of operations.
Howard Ehrenberg, Chapter 7 Trustee for the Estate of ITSV, Inc., v. CREDITCARDS.COM, INC., a California corporation, IPAYMENT, INC., et al., U.S. B.C. Case No. LA 02-31259-EC, Adversary Case No. 04-2214VZ.
     In July 2004, Howard Ehrenberg commenced an adversary proceeding in connection with certain bankruptcy proceedings related to the of the Estate of ITSV, Inc. (the ‘‘Debtor’’) in the United States Bankruptcy Court, Los Angeles, California on behalf of a Debtor estate. The complaint as amended alleged causes of action for fraud, fraudulent transfer, conspiracy to defraud, and for ‘‘unfair competition’’ against us, some of our officers and directors and several other defendants, and requested general damages, treble damages, prejudgment interest, attorneys’ fees and recovery of other costs associated with bringing the suit. We vigorously defended ourselves in this matter and contended that the claims and the underlying allegations asserted against us were without merit and filed a Motion for Summary Judgment seeking a dismissal of the lawsuit. Motion for Summary Judgment was granted, and the Judgment dismissing the lawsuit in its entirety was entered on February 9, 2005. The plaintiff appealed the dismissal, and the court’s subsequent denial of plaintiff’s motion for reconsideration, to the Bankruptcy Appellate Panel of the United States Court of Appeals for the Ninth Circuit. Oral Argument was heard on March 23, 2006, and on June 9, 2006 the Appellate Court issued its’ decision upholding the Judgment dismissing the lawsuit. Plaintiff did not appeal the Appellate Court decision, which is now final.
France Vacations, Inc., etc. v. Citibank, etc., and iPayment, Inc. et al., Los Angeles County Superior Court, State of California, Case No. BC327932.
     On January 27, 2005, plaintiffs France Vacations, Inc., and Tahiti Vacations, Inc. filed a complaint in the Los Angeles County Superior Court against us and seven banks and financial institutions. The plaintiffs’ complaint, as amended, alleged nine causes of action and asserted claims that we and the other defendants were responsible and liable for an alleged loss that plaintiffs sustained as a result of an alleged embezzlement scheme, conversion, and misappropriation of funds by their former employee. We and the other defendants filed Demurrers and Motions to Strike which the court sustained. The Court entered Judgment in favor of all the defendants and of dismissal of the lawsuit, with prejudice. The plaintiffs appealed.
     Subsequent to filing the appeal, the parties engaged in settlement discussions and reached a tentative understanding for settlement which, if completed, will result in the dismissal of the pending appeal, and releases of all claims. Settlement documents are in the process of preparation. Although definitive settlement documents have not been executed by the parties at this time, if this matter is settled on the proposed terms of the settlement understanding, the settlement would not have a material adverse effect on our business, financial condition or results of operations. However, no assurance can be given that any such settlement will be entered into, completed or that the terms thereof will be substantially similar to the proposed terms of the tentative settlement understanding.
     If the proposed settlement is not completed, we intend to vigorously contest the relief sought by plaintiffs’ appeal and at this time we cannot predict with certainty the outcome of the appeal, or if the relief sought were ordered, the likely outcome of this action. However, we continue to believe that the claims asserted against us in this lawsuit are without merit, that the trial court properly granted judgment dismissing the lawsuit with prejudice, and should we be required to, we intend to continue to vigorously defend ourselves in this matter.
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     On February 2, 2005, a lawsuit was filed against our subsidiary ECX, and third parties, A-1 Leasing LLC, (‘‘A-1 Leasing’’) and Duvera Billing Services (‘‘Duvera’’) in the Superior Court of Orange County. The suit was filed by Robert Aguilard and nine other named plaintiffs on behalf of themselves and as a ‘‘class action.” The complaint alleges a single cause of action for ‘‘unfair

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
competition,’’ arising out of certain alleged transactions relating to alleged marketing activities of ECX in providing various credit card processing services and products to merchants for ‘‘Internet’’ commerce business and related lease transactions allegedly marketed by ECX under the names ‘‘Quick Commerce’’ and ‘‘Wonderpay.’’ Plaintiffs assert that the alleged marketing activities are ‘‘unlawful,’’ ‘‘fraudulent’’ and ‘‘unfair’’ and seek an injunction to restrain defendants from continuing to engage in such actions and an order requiring defendants to provide restitution of profits, plus other costs and expenses, including attorney fees. In response, ECX and Duvera each filed a Demurrer and Motion to Strike and A-1 Leasing filed a Motion to Quash. In a hearing held in January 2006, the Court denied both of the Motions to Strike as well as both Demurrers. ECX subsequently filed its answers denying the allegations. On April 10, 2006, Plaintiffs amended its current complaint, adding Commerce Technologies Corporation, Inc. (“CTC”), Vandalay Venture Group, Inc., (“Vandalay”) and Applied Merchant Systems, Inc. (“AMS”) as additional named defendants to the lawsuit. Discovery is ongoing. No trial date has been set at this time.
     Although we currently intend to continue to vigorously defend ourselves in this case, and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Fogazzo Wood Fired Ovens and Barbecues, LLC v. iPayment, Inc. Los Angeles County Superior Court, State of California, Case No. BC342878
     On November 10, 2005, plaintiff Fogazzo Wood Fired Ovens and Barbecues, LLC (‘‘Fogazzo’’) on its own behalf and as a ‘‘class action’’ filed a lawsuit in Los Angeles County Superior Court, naming iPayment, Inc. as the sole defendant. The complaint as amended, adds an individual plaintiff, and asserts seven causes of action, claiming that in connection with advertising our services and providing merchant card services to plaintiffs and other merchants we made certain false representations, violated the plaintiff’s merchant processing contract, and engaged in certain wrongful conduct that constitutes ‘‘unfair, unlawful and fraudulent business acts and practices.’’ The plaintiffs seek an injunction to restrain us from continuing to engage in such actions, for imposition of a constructive trust for the benefit of the plaintiffs, for unspecified monetary damages, for restitution of profits, plus other costs and expenses, including attorney fees.
     A Status Conference was held on July 10, 2006, at which time counsel for Plaintiff informed the Judge that he had not yet filed an amended complaint because the parties were discussing resolution. As a result, the Court ordered the parties to participate in a settlement mediation conference which the Court ordered to be conducted by the end of August. The Court also scheduled a further status conference for September 6, 2006, in the event that the parties are unable to resolve the dispute at mediation. The parties are currently engaged in settlement discussions, but no settlement understanding has been at this time.
     We currently believe that we have meritorious defenses to the claims, and intend to vigorously defend ourselves. However, there can be no assurance that we will be successful in our defense.
In re iPayment, Inc. Shareholders Litigation, Chancery Court for Davidson County, 20th Judicial District, State of Tennessee, Lead Case No. 05-1250-I
     In May and June 2005, immediately following the announcement of Mr. Daily’s acquisition proposal, and before any decision of the Special Committee was taken, three substantially identical complaints were filed, each brought on behalf of a putative class of the stockholders of iPayment, and naming as defendants all of the directors of iPayment (the ‘‘Individual Defendants’’), and iPayment. The three complaints have been consolidated in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County. The consolidated complaint alleges that the proposed transaction under the Agreement and Plan of Merger resulted from an unfair process and the merger consideration constitutes an unfair purchase price, and asserts that the Individual Defendants breached fiduciary duties in connection with their evaluation and approval of the proposed merger, purportedly aided and abetted by iPayment. The consolidated complaint sought (i) a declaration that the then proposed merger is unenforceable, (ii) an injunction against consummation of the then proposed merger or rescission of the transaction and imposition of a constructive trust, (iii) a direction that defendants comply with their fiduciary duties, and (iv) an award of plaintiffs’ attorneys’ fees and costs.
     On April 28, 2006, all parties to the above-referenced litigation agreed to a compromise and settlement of the litigation and executed a Stipulation of Settlement (the “Stipulation”). The Stipulation did not affect the consideration paid to the stockholders of iPayment (the “Company”) in the merger of iPayment MergerCo, Inc. with and into the Company (the “Transaction”) pursuant to the Agreement and Plan of Merger, dated as of December 27, 2005, among the Company, iPayment Holdings, Inc. (the “Buyer”) and iPayment MergerCo, Inc. (the “Merger Agreement”). The Stipulation is not an admission of liability by the defendants.

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Stipulation describes the Company’s consideration and implementation of certain comments by plaintiffs’ counsel with respect to the provisions of the Merger Agreement and the disclosures in the related proxy statement on Schedule 14A (the definitive version of which was mailed to stockholders on or about April 6), all of which was undertaken by the parties during the course of settlement negotiations. The Stipulation also includes an agreement that would, subject to certain conditions and limitations, require the Buyer to pay to plaintiffs a portion of certain profits realized from a sale of 50% or more of the Company or its assets within nine months following the closing of the transaction. The Company has agreed to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.3 million in connection with the settlement. The settlement remains subject to court approval.
     This summary of the Stipulation does not purport to be complete and is qualified in its entirety by the Stipulation.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption ''TCPA Cases,’’ Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     In February 2000, plaintiff Dana Bruns filed a lawsuit on behalf of a purported class of persons in California who received fax transmissions from defendants Fax.Com and its advertisers, including our subsidiary ECX, during the previous five years. The complaint as amended alleges that the defendants sent ‘‘fax blast’’ transmissions to telephone facsimile machines in violation of the provisions of the Telephone Consumer Protection Act of 1991 (‘‘TCPA’’) and seeks relief thereunder, under California’s Unfair Competition Act, Business & Professions Code and for negligence.
     Plaintiff seeks an order certifying the lawsuit as a ‘‘class action,’’ for an injunction, an order requiring restitution, disgorgement of profits from the alleged ‘‘unfair competition’’ activities, recovery of the greater of the actual monetary loss incurred by members of the class for each violation, or $500.00 for each violation. Based on a fifth amended complaint filed earlier this year, plaintiff on behalf of herself and of a purported class, now seeks actual damages of at least $49,146,000 against ECX and seeks to collect treble damages in accordance with the provisions of the TCPA, as well as unspecified damages and other relief as may be proper. Although the complaint does not provide a basis for the monetary relief, we believe that it is based on Fax.com documents that plaintiff’s counsel purports to have obtained and calculations made by plaintiff’s counsel based on such documents. The validity, authenticity, evidentiary value and accuracy of the documents, and the calculations for the relief sought are subject to inquiry and investigation, which we are currently engaged. ECX filed an Answer to the fifth amended complaint and expects to conduct additional discovery.
     No trial date has been set. We intend to vigorously defend ourselves in this case and believe that we have meritorious defenses to these claims but there can be no assurance that we will be successful in our defense.
Other
     In September 2005, we were notified by Merrick Bank, one of our sponsor banks, that due to certain Visa and MasterCard fines against CardSystems Solutions (one of our payment processors) in connection with their mishandling of credit card data, Merrick Bank increased our reserve requirement from $0.5 million to $1.4 million. We have worked with Merrick Bank to obtain information regarding the increase and the fines against CardSystems Solutions, and have not been able to determine what, if any, contingent liability we may have for such fines. We intend to vigorously defend our business against any such fines and/or seek proper indemnification from third parties as applicable. Notwithstanding, there can be no assurance that we will be successful in defending against fines or obtaining indemnification. In January 2006, Merrick Bank released $0.4 million of the reserve to us, and in March 2006 released an additional $0.2 million of the reserve. The remaining $0.8 million reserve is recorded as restricted cash on our Consolidated Balance Sheets as of June 30, 2006.
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

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) Significant Developments and Subsequent Events
     In May 2006, the Company agreed to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.3 million which was expensed in the second quarter of 2006 in connection with a settlement relating to the aforementioned litigation, In re iPayment, Inc. Shareholders Litigation, which is more fully described in Note 7. The settlement remains subject to court approval.
     In July 2006, Investors, issued $75.0 million of notes payable due in 2014 (the “Investors Notes”). The Investors Notes are subordinated to all debt issued by iPayment. The Investors Notes pay interest semi-annually at the rate of 11 5/8%, and they contain a payment-in-kind option which, if elected, would cause interest to accrue the rate of 12 3/4%. The Investors Notes were issued at a 1% discount. Investors used the proceeds from the notes, net of the discount and transaction costs totaling $2.1 million, to pay a dividend to its stockholders in the aggregate amount of $72.9 million.
     During July 2006, the Company entered into a five-year exclusivity agreement and a stock purchase option agreement with an independent sales group (“ISG“). The exclusivity agreement provides for the Company to make monthly payments of $3,000 for a period of 60 months in exchange for an exclusive right to the ISG’s new customers. The agreement requires the ISG to meet certain minimum monthly volume thresholds. The stock purchase option agreement provides for the Company to pay the ISG $1.8 million (made in equal monthly payments over three years) in exchange for the right to purchase all of the ISG’s outstanding common stock for a purchase price calculated according to an agreed-upon formula. This option to purchase common stock expires on May 31, 2013.

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
Executive Overview
     On May 5, 2006, at a Special Meeting of Stockholders of the Company, our stockholders approved a motion to adopt the Agreement and Plan of Merger dated as of December 27, 2005, by and among iPayment, iPayment MergerCo, Inc. (“MergerCo”), and iPayment Holdings, Inc. (“Holdings”, an entity controlled by our Chairman and Chief Executive Officer Gregory S. Daily, and our President Carl A. Grimstad and certain parties related to them), pursuant to which MergerCo would be merged with and into iPayment, with iPayment, Inc. remaining as the surviving corporation (the “Transaction”).
     On May 10, 2006, we closed the Transaction. Effective at closing, iPayment became a wholly-owned subsidiary of Holdings. Holdings paid cash consideration of $43.50, without interest, in exchange for each issued and outstanding share of iPayment, except for shares of common stock of iPayment held by Holdings or any of its subsidiaries immediately prior to the effective time of the merger, shares of common stock of iPayment held by iPayment or any of its subsidiaries and shares of common stock held by iPayment’s stockholders who perfected their appraisal rights under Delaware law. On May 10, 2006, we filed a Form 15 with the Securities and Exchange Commission and de-listed the shares of iPayment from the Nasdaq National Market.
     In order to finance the Transaction, iPayment replaced its existing $205.0 million credit facility with a new $575.0 million senior secured credit facility, issued $205.0 million of senior subordinated notes, received equity contributions of $166.6 million from Mr. Daily and Mr. Grimstad on their own behalf and on behalf of certain related parties, and received approximately $3.4 million in cash from Mr. Daily. The new senior secured credit facility and senior subordinated notes are more fully described under “Liquidity and Capital Resources”.
     As a result of the Transaction, the consolidated financial statements present our results of operations, financial position and cash flows prior to the date of the Transaction as the “Predecessor.” The financial effects of the Transaction and our results of operations, financial position and cash flows following the closing of the Transaction are presented as the “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the three or six months ended June 30, 2006. However, in order to facilitate an understanding of our results of operations for the three and six months ended June 30, 2006, in comparison with the three and six months ended June 30, 2005, in this section our Predecessor results and our Successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.
     We are one of the fastest growing providers of credit and debit card-based payment processing services to small merchants. As of June 30, 2006, we provided our services to more than 140,000 small merchants located across the United States, up from over 135,000 as of June 30, 2005. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through over 850 independent sales groups, which gives us a non-employee, external sales force representing more than 3,000 sales professionals, as well as a direct sales force of approximately 100 sales professionals. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and Vital Processing Services, and we rely on banks such as JPMorgan Chase to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating centers in Calabasas, California and Westchester, Illinois.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants through our relationships with independent sales groups and have made periodic acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.
     Our operating results point to successful execution of this strategy during the first six months of 2006. Charge volume increased modestly to $12,959 million for the six months ended June 30, 2006, from $12,850 million for the six months ended June 30, 2005, and revenues increased to $360.1 million in the first six months of 2006 from $344.5 million in the same period of the prior year. The increase in revenues was primarily the result of an acquisition of a business purchased in October 2005. Income from operations decreased to $26.0 million for the six months ended June 30, 2006, from $29.0 million for the six months ended June 30, 2005. Income from operations for the six months ended June 30, 2006, is net of $0.8 million of share-based compensation expense recorded under SFAS No. 123R, as well as $6.9 million of compensation expense related to accelerated vesting of options and restricted stock recognized as a result of the Transaction. Income from operations for the six months ended June 30, 2006, also included $0.2 million of incremental amortization expense as the result of the revaluation of intangible assets resulting from the Transaction. Excluding these items, income from operations would have increased to $34.0 million for the six months ended June 30, 2006.

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
     Share-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, Accounting for Share-based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three and six months ended June 30, 2006 was $3,888,000 and $4,467,000, respectively, with an associated tax benefit of $1,516,000 and $1,742,000 for the three and six months ended June 30, 2006, respectively. The share-based compensation expense recognized for the three and six months ended June 30, 2006, includes $3,633,000 (with an associated tax benefit of $1,417,000) due to the acceleration of option vesting as a result of the Transaction.

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
     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At June 30, 2006, we had approximately $3.3 million of federal net operating loss carryforwards related to prior years that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had no state net operating loss carryforwards related to prior years as of that date.
     Minority Interest. During the second quarter of 2005, we acquired a 51 percent interest in a joint venture with a direct sales group, and during the first quarter of 2006, we acquired a 20 percent interest in another direct sales group. Minority interest in losses of consolidated subsidiaries listed on the Consolidated Income Statements represents the minority shareholders’ share of the after-tax net income or loss of these entities. The minority interest in (deficit) equity of consolidated subsidiaries listed on the Consolidated Balance Sheets reflects the original investments by the minority shareholders, along with their proportionate share of the earnings or losses of the consolidated subsidiaries.
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
     Derivative Financial Instruments. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company recognizes all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at June 30, 2006, was $1,403,000, and was included as other assets in our consolidated balance sheet. The underlying terms of the interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive gain in our consolidated balance sheet.
     Merger Transaction. The Company accounted for the Transaction in conformity with SFAS No. 141, Business Combinations, and EITF No. 88-16, Basis in Leveraged Buyout Transactions. The total cost of the purchase was allocated as a partial change in basis to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the merger based upon an independent valuation. The excess of the purchase price over the historical basis of the net assets acquired was $485.2 million and has been allocated to goodwill.
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
     Selling, general and administrative expenses consist primarily of salaries and wages, including share-based compensation recognized under SFAS No. 123R, as well as other general administrative expenses.
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

Results of Operations
Three Months Ended June 30, 2006 (“2006”) Compared to Three Months Ended June 30, 2005 (“2005”)

	Three		Three
	months ended	% of Total	months ended	% of Total	Change
	June 30, 2006	Revenue	June 30, 2005	Revenue	Amount	%
	Combined		Predecessor
Revenues	$189,162	100.0%	$181,138	100.0%	$8,024	4.4%
Operating Expenses
Interchange	109,735	58.0	106,031	58.5	3,704	3.5
Other costs of services	57,080	30.2	55,091	30.4	1,989	3.6
Selling, general and administrative	11,122	5.9	4,676	2.6	6,446	137.9

Total operating expenses	177,937	94.1	165,798	91.5	12,139	7.3

Income from operations	11,225	5.9	15,340	8.5	(4,115)	(26.8)
Other expense
Interest expense	11,982	6.3	2,281	1.3	9,701	425.3
Other	7,807	4.1	496	0.3	7,311	NM

Total other expense	19,789	10.4	2,777	1.5	17,012	612.6

(Loss) income before income taxes and minority interest in losses of subsidiary	(8,564)	(4.5)	12,563	6.9	(21,127)	(168.2)
Income tax (benefit) provision	(1,553)	(0.8)	4,900	2.7	(6,453)	(131.7)
Minority interest in losses of subsidiary	366	0.2	66	0.0	300	NM

Net (loss) income	$(6,645)	(3.5)	$7,729	4.3	$(14,374)	(186.0)

	NM = Not meaningful

Other Data:
Cash Flows from:
Operating activities	$17,992		$19,765
Investing activities	$(4,916)		$(2,469)
Financing activities	$(13,097)		$(15,971)
EBITDA (a)	$13,738		$25,096
Adjusted EBITDA (a)	$28,682		$25,592

(a)	EBITDA is defined as net income (loss) before (i) depreciation and amortization, (ii) interest expense, and (iii) provision (benefit) for income taxes. Adjusted EBITDA excludes certain additional items. We consider EBITDA and adjusted EBITDA to be important indicators of the performance of our business. We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to service or incur indebtedness, make capital expenditures and finance working capital requirements. EBITDA and adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do and EBITDA and adjusted EBITDA may not be comparable with similarly titled measures reported by other companies. The reconciliation of net income (loss) under GAAP to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net (loss) income	$(6,645)	$7,729
Interest expense, net	11,982	2,281
Income tax (benefit) provision	(1,553)	4,900
Depreciation and amortization	9,954	10,186

EBITDA	13,738	25,096
Share-based compensation (a)	7,140	—
Other expense (b)	7,807	496

Adjusted EBITDA	$28,685	$25,592

(a)	Represents compensation expense related to stock options granted to employees recognized due to the adoption of FAS 123R on January 1, 2006, and compensation expense related to the accelerated vesting of stock options and restricted stock recognized as a result of the closing of the Transaction on May 10, 2006.

(b)	Represents certain expenses of the Company primarily related to the Transaction which closed on May 10, 2006.

     Revenues. Revenues increased $8.0 million or 4.4% to $189.1 million in 2006 from $181.1 million in 2005. Substantially all of this increase was attributable to our acquisition of a business in October 2005.
     Interchange Expenses. Interchange expenses increased $3.7 million or 3.5% to $109.7 million in 2006 from $106.0 million in 2005. The increase was primarily attributable to the increased processing volume due to the acquisition of a business in October 2005, as noted above. Interchange expenses as a percentage of total revenues decreased to 58.0% in 2006 from 58.5% in 2005 mainly due to the termination of services to certain low-margin merchants during the second quarter of 2005 which were obtained in a previous acquisition.
     Other Costs of Services. Other costs of services increased $2.0 million or 3.6% to $57.1 million in 2006 from $55.1 million in 2005. Other costs of services as a percentage of revenues remained relatively constant at 30.2% in 2006 compared to 30.4% in 2005.
     Selling, General and Administrative. Selling, general and administrative expenses increased $6.4 million or 137.9% to $11.1 million in 2006 from $4.7 million in 2005. The increase was primarily attributable to the recognition of $7.1 million of compensation expense in the second quarter of 2006 due to the accelerated vesting of stock options and restricted stock as a result of the Transaction, and the adoption of FAS 123R in January 2006. Selling, general and administrative expenses as a percentage of revenues also increased to 6.1% in 2006 from 2.6% in 2005, due to the recognition of these share-based compensation items.
     Other Expense. Other expense increased $17.0 million to $19.8 million in 2006 from $2.8 million in 2005. Other expense in 2006 primarily consisted of $12.0 million of interest expense and $7.8 million of expenses related to the Transaction. Other expense increased due to an increase in expenses related to the Transaction, including an increase in interest expense resulting from an increase in borrowings to fund the Transaction.
     Income Tax. Income tax benefit for 2006 was $1.6 million, compared to income tax expense of $4.9 million in 2005 due to an decrease in taxable income. Income tax benefit as a percentage of income before taxes was 18.1% in 2006, compared to income tax expense as a percentage of income before taxes of 39.0% in 2005. The change in the effective tax rate was caused by approximately $5.7 million of Transaction-related expenses which were not deductible for tax purposes. These non-deductible expenses reduce the tax benefit that would have otherwise been recognized from the pre-tax loss during the period.
     Minority Interest. Minority interest income was $0.4 million in 2006 due to our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. Both of these entities are presented on a consolidated basis in our consolidated financial statements.
     EBITDA and Adjusted EBITDA. EBITDA decreased $11.4 million to $13.7 million in 2006 from $25.1 million in 2005. The decrease was primarily the result of $7.1 million of share-based compensation expense recognized due to the adoption of FAS 123R on January 1, 2006, and the accelerated vesting of stock options and restricted stock as a result of the closing of the Transaction on May 10, 2006, and $7.8 million of other Transaction-related charges incurred during the period. Adjusted EBITDA, which excludes the aforementioned share-based and Transaction-related expenses, increased $3.1 million to $28.7 million in 2006 from $25.6 million in 2005.

Six Months Ended June 30, 2006 (“2006”) Compared to Six Months Ended June 30, 2005 (“2005”)
In thousands (Unaudited)

	Six		Six
	months ended	% of Total	months ended	% of Total	Change
	June 30, 2006	Revenue	June 30, 2005	Revenue	Amount	%
	Combined		Predecessor
Revenues	$360,063	100.0%	$344,501	100.0%	$15,562	4.5%
Operating Expenses
Interchange	207,848	57.7	203,452	59.1	4,396	2.2
Other costs of services	110,430	30.7	103,866	30.1	6,564	6.3
Selling, general and administrative	15,742	4.4	8,200	2.4	7,542	92.0

Total operating expenses	334,020	92.8	315,518	91.6	18,502	5.9

Income from operations	26,043	7.2	28,983	8.4	(2,940)	(10.1)
Other expense
Interest expense	13,831	3.8	4,578	1.3	9,253	202.1
Other expense	8,685	2.4	577	0.2	8,108	NM

Total other expense	22,516	6.2	5,155	1.5	17,361	336.8

Income before income taxes and minority interest in losses of subsidiary	3,527	1.0	23,828	6.9	(20,301)	(85.2)
Income tax provision	3,266	0.9	9,293	2.7	(6,027)	(64.9)
Minority interest in losses of subsidiary	715	0.2	66	0.0	649	100.0

Net income	$976	0.3	$14,601	4.2	$(13,625)	(93.3)

	NM = Not meaningful

Other Data:
Cash flows from:
Operating activities	$36,286		$34,283
Investing activities	$(14,392)		$(18,752)
Financing activities	$(22,728)		$(14,070)
EBITDA (a)	$37,730		$48,744
Adjusted EBITDA (a)	$54,134		$49,321

(a)	EBITDA is defined as net income (loss) before (i) depreciation and amortization, (ii) interest expense, and (iii) provision for income taxes (benefit). Adjusted EBITDA excludes certain additional items. We consider EBITDA and adjusted EBITDA to be important indicators of the performance of our business. We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to service or incur indebtedness, make capital expenditures and finance working capital requirements. EBITDA and adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do and EBITDA and adjusted EBITDA may not be comparable with similarly titled measures reported by other companies. The reconciliation of net income (loss) under GAAP to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Six months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net Income	$976	$14,601
Interest expense, net	13,831	4,578
Income tax provision	3,266	9,293
Depreciation and amortization	19,657	20,272

EBITDA	37,730	48,744
Stock-based compensation (a)	7,719	—
Other expense (b)	8,685	577

Adjusted EBITDA	$54,134	$49,321

(a)	Represents compensation expense related to stock options granted to employees recognized due to the adoption of FAS 123R on January 1, 2006, and compensation expense related to the accelerated vesting of stock options and restricted stock recognized as a result of the closing of the Transaction on May 10, 2006.

(b)	Represents certain expenses of the Company primarily related to the Transaction which closed on May 10, 2006.

     Revenues. Revenues increased $15.6 million or 4.5% to $360.1 million in 2006 from $344.5 million in 2005. This increase was primarily attributable to our acquisition of a business in October 2005. The acquisition resulted in an increase in revenues of $14.0 million, representing 90.0% of our total growth in revenues over the prior period.
     Interchange Expenses. Interchange expenses increased $4.4 million or 2.2% to $207.8 million in 2006 from $203.4 million in 2005. The increase was primarily attributable to the increased processing volume due to the acquisition of a business in October 2005, as noted above. Interchange expenses as a percentage of total revenues decreased to 57.7% in 2006 from 59.1% in 2005 mainly due to the termination of services to certain low-margin merchants during the second quarter of 2005 which were obtained in a previous acquisition.
     Other Costs of Services. Other costs of services increased $6.5 million or 6.3% to $110.4 million in 2006 from $103.9 million in 2005. Other costs of services as a percentage of revenues increased to 30.7% in 2006 from 30.1% in 2005. Other costs of services as a percentage of revenues increased primarily due to an increase in residual expense.
     Selling, General and Administrative. Selling, general and administrative expenses increased $7.5 million or 92.0% to $15.7 million in 2006 from $8.2 million in 2005. The increase was primarily due to the recognition of $7.7 million of additional compensation expense 2006 due to the accelerated vesting of stock options and restricted stock as a result of the Transaction, and the adoption of FAS 123R in January 2006. Selling, general and administrative expenses as a percentage of revenues also increased to 4.4% in 2006 from 2.4% in 2005, due to the recognition of these share-based compensation items.
     Other Expense. Other expense increased $17.4 million to $22.5 million in 2006 from $5.1 million in 2005. Other expense in 2006 primarily consisted of $13.8 million of interest expense and $8.7 million of expenses related to the Transaction. Other expense increased due to an increase in expenses related to the Transaction, including an increase in interest expense resulting from an increase in borrowings to fund the Transaction.
     Income Tax. Income tax expense decreased $6.0 million to $3.3 million in 2006 from $9.3 million in 2005 due to a decrease in taxable income. Income tax expense as a percentage of income before taxes was 92.6% in 2006, compared to 39.0% in 2005. The increase in the effective tax rate was caused by approximately $5.7 million of Transaction-related expenses which were not deductible for tax purposes.
     Minority Interest. Minority interest income was $0.7 million in 2006 due to our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. Both of these entities are presented on a consolidated basis in our consolidated financial statements.
     EBITDA and Adjusted EBITDA. EBITDA decreased $11.0 million to $37.7 million in 2006 from $48.7 million in 2005. The decrease was primarily the result of $7.7 million of share-based compensation expense recognized due to the adoption of FAS 123R on January 1, 2006, and the accelerated vesting of stock options and restricted stock as a result of the closing of the Transaction on May 10, 2006, and $8.7 million of other Transaction-related charges incurred during the period. Adjusted EBITDA, which excludes the aforementioned share-based and Transaction-related expenses, increased $4.8 million to $54.1 million in 2006 compared to $49.3 million in 2005.
Liquidity and Capital Resources
     As of June 30, 2006, we had cash and cash equivalents totaling $0.2 million, compared to $1.0 million as of December 31, 2005. We had a net working capital deficit (current liabilities in excess of current assets) of $3.5 million as of June 30, 2006, compared to a net working capital deficit of $4.7 million as of December 31, 2005. We believe that funds from future operations and borrowings under our credit facility, as well as proceeds from the issuance of notes will be sufficient to settle our current obligations.
Operating activities
     Net cash provided by operating activities was $36.3 million for the six months ended June 30, 2006, consisting of net income of $1.0 million, adjusted for depreciation and amortization of $19.7 million, share-based compensation of $7.7 million, noncash interest expense of $3.0 million, and net favorable changes in operating assets and liabilities of $4.9 million.
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

Investing activities
     Net cash used by investing activities was $14.4 million for the six months ended June 30, 2006. Net cash used by investing activities consisted of $14.5 million paid for earnout payments associated with acquisitions from a prior period, $0.8 million of acquisitions of residual cash flow streams and $1.1 million of capital expenditures, partially offset by a $2.0 million reduction in restricted cash. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used by investing activities was $18.8 million for the six months ended June 30,2005. Net cash used by investing activities consisted of $18.7 million paid for the purchases of one business (Petroleum Card Services) and a 51 percent interest in a joint venture with an independent sales group, as well as several portfolios.
Financing activities
     Net cash used by financing activities was $22.7 million for the six months ended June 30, 2006, primarily consisting of $633.7 million to repurchase common stock as part of the Transaction and net repayments on our credit facility of $92.5 million, partially offset by $701.0 million of net proceeds from the issuance of debt and approximately $3.4 million contributed by Mr. Daily to effect the Transaction.
     Net cash used in financing activities was $14.1 million for the six months ended June 30,2005, consisting of net repayments on our credit facility of $16.0 million, partially offset by $1.9 million of proceeds from stock option exercises.
     On May 10, 2006, in conjunction with the Transaction further described in Note 8, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans (the “Term Facility”) and a $60.0 million revolving credit facility (the “Revolving Facility”), further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under both the term loans and the revolver is payable at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the Term Facility are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the Revolving Facility are due when the revolver matures on May 10, 2012. At June 30, 2006, we had outstanding $513.7 million of term loans at a weighted average interest rate of 7.63% and $7.5 million of borrowings under the Revolving Facility at a weighted average interest rate of 9.25%.
     Under the New Facility we are required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we have entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     On May 10, 2006, in conjunction with the Transaction further described in Note 8, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable semiannually at 9 3/4% on May 15 and November 15 of each year, starting on November 15, 2006. The Notes mature on May 15, 2014, but may be redeemed by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement, plus accrued and unpaid interest. The Notes contain customary affirmative and negative covenants, including financial covenants requiring maintenance of a fixed charge coverage ratio (as defined therein) of at least 2.0 to 1.
     We had net capitalized debt issuance costs related to the New Facility and the Notes totalling $7.7 million and $8.2 million, respectivley, as of June 30, 2006. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $0.3 million for the period from May 11 to June 30, 2006. Amortization expense for debt issuance costs related to our previous credit facility was $0.2 million for the period from April 1 through May 10, 2006, and $0.4 million for the period from January 1 through May 10, 2006. The remaining unamortized balance of debt issuance costs related to our previous credit facility in the amount of $2.5 million were written off to interest expense as a result of the Transaction as of May 10, 2006.
     The following table of our material contractual obligations as of June 30, 2006, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated: (in thousands)

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Credit facility	$521,213	$5,150	$11,300	$11,300	$493,463
Senior Notes	205,000	—	—	—	205,000
Interest (1)	417,070	59,681	118,183	116,611	122,595
Capital lease obligations	276	91	158	27	—
Operating lease obligations	4,392	1,571	2,041	780	—
Purchase obligations (2)(3)(4)	43,194	14,507	18,488	6,845	3,354

Total contractual obligations	$1,191,145	$81,000	$150,170	$133,563	$824,412

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of June 30, 2006, and assumes no principal reduction other than mandatory principal payments in accordance with the terms of the debt instruments as described in Note 4 in our Consolidated Financial Statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $11.7 million in fiscal 2006, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2006, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of June 30, 2006, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At June 30, 2006, $521.2 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.6 million.
     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Item 1A. Risk Factors
     There is no material change to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at the annual meeting of stockholders held on May 5, 2006:
(a)	To adopt the Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc., pursuant to which iPayment MergerCo, Inc. would be merged with and into iPayment, Inc., with iPayment, Inc.as the surviving corporation.

(b)	To vote in their discretion, upon such other business as may properly come before the meeting and any and all adjournments or postponements thereof, including, without limitation, a proposal to adjourn to provide additional time to solicit votes to adopt the merger agreement.
The voting results were as follows:

				Broker
	For	Against	Abstain	Non-Votes
Adoption of the Agreement and Plan of Merger	9,465,341	37,787	3,454	—

Approval to vote on other business	4,386,796	5,074,230	45,556	—
Item 5. Other Information
     None
Item 6. Exhibits

     The exhibits to this report are listed in the Exhibit Index.
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

iPayment, Inc.

Date: August 21, 2006	By: /s/ Gregrory S. Daily

Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2006	By: /s/ Clay M. Whitson

Clay M. Whitson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co, Inc. into iPayment, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 filed on July 21, 2006).

3.2	Bylaws of iPayment MergerCo, Inc., as adopted by iPayment, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4 filed on July 21, 2006).

4.1	Indenture, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-4 filed on July 21, 2006).

4.2	Registration Rights Agreement, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc., filed on herewith (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-4 filed on July 21, 2006).

4.3	Form of Note (included as Exhibit A to Exhibit 4.1 hereto).

10.1	Credit Agreement, dated May 10, 2006, among iPayment, Inc., as Borrower, iPayment Holdings, Inc. the Subsidiary Guarantors named therein, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 filed on July 21, 2006).

10.2	Security Agreement, dated May 10, 2006, among iPayment, Inc., iPayment Holdings, Inc., the Subsidiary Guarantors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-4 filed on July 21, 2006).

10.3	Pledge Agreement, dated May 10, 2006, among the Pledgors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 filed on July 21, 2006).

10.4	Purchase Agreement, dated as of May 3, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc., (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-4 filed on July 21, 2006).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

99.1	Stipulation of Settlement, In re iPayment, Inc. Stockholders Litigation, Civil Action No. 05-1250-I (Chancery Court for Davidson County, 20th Judicial District, Tennessee) (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on May 5, 2006).