Form 10-Q/A
period 2006-06-30
IPAYMENT INC
filed 2006-09-29
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at July 31, 2006

(Common stock, $0.01 par value)	100

		Page
PART I — FINANCIAL INFORMATION

Explanatory Note	Purpose of this Amendment on Form 10-Q/A

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2006 (successor, unaudited) and December 31, 2005 (predecessor)	3
	Unaudited Consolidated Statements of Operations — May 11, 2006 through June 30, 2006 (successor); April 1, 2006 through May 10, 2006 (predecessor); January 1, 2006 through May 10, 2006 (predecessor); three and six months ended June 30, 2005 (predecessor)	4
	Unaudited Consolidated Statements of Cash Flows — January 1, 2006 through May 10, 2006 (predecessor); May 11, 2006 through June 30, 2006 (successor); Six months ended June 30, 2005 (predecessor)	5
	Notes to Unaudited Consolidated Financial Statements	6

PART II — OTHER INFORMATION

Item 6	Exhibits	26

SIGNATURES		27

EXHIBITS		27

CERTIFICATIONS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

EXPLANATORY NOTE
     This amendment on Form 10-Q/A is being filed solely to revise the pro forma net income line item contained in the table under Note 2 (Going Private and Financing Transactions) to the financial statements filed under Item 1 to the Form 10-Q for the quarter ended June 30, 2006 (the “Report”) filed on August 21, 2006. This amendment to the Report does not alter any part of the content of the Report, except for the change referred to above. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

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
     The following table presents the unaudited pro forma results as if the Transaction and related financing had occurred at the beginning of each of the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross revenues	$189,162	$181,138	$360,063	$344,501
Income from operations	18,251	15,556	33,964	29,354
Interest expense	15,685	15,685	31,370	31,370
Net income	1,896	(13)	1,977	(1,213)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Income Taxes
     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefits from certain stock option transactions. These benefits totaled $9.5 million for the period from April 1 to May 10, 2006, $9.6 million for the period from January 1 to May 10, 2006, and $0.5 million and $1.4 million for the three and six months ended June 30, 2005, respectively, and do not affect reported income tax expense, but rather were reflected as an increase to common stock. There was no such benefit for the period from May 11 to June 30, 2006.
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

PART II — OTHER INFORMATION
Item 6. Exhibits

     The exhibits to this report are listed in the Exhibit Index.
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

iPayment, Inc.

Date: September 28, 2006	By: /s/ Gregrory S. Daily

Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2006	By: /s/ Clay M. Whitson

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