Form 10-Q
period 2006-09-30
IPAYMENT INC
filed 2006-11-14
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at October 31, 2006

(Common stock, $0.01 par value)	100

		Page
	PART I — FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2006 (successor, unaudited) and December 31, 2005 (predecessor)	3

	Unaudited Consolidated Statements of Operations — Three months ended September 30, 2006 (successor) and 2005 (predecessor); period from January 1, 2006 through May 10, 2006 (predecessor); period from May 11 through September 30, 2006 (successor); and nine months ended September 30, 2005 (predecessor)	4

	Unaudited Consolidated Statements of Cash Flows — Period from January 1, 2006 through May 10, 2006 (predecessor); period from May 11, 2006 through September 30, 2006 (successor); and nine months ended September 30, 2005 (predecessor)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25

	PART II — OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of Security Holders	26

Item 5	Other Information	26

Item 6	Exhibits and Reports on Form 8-K	26

SIGNATURES		26

EXHIBITS		27

CERTIFICATIONS
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	Successor	Predecessor
	(Unaudited)	(Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$4,808	$1,023
Accounts receivable, net of allowance for doubtful accounts of $232 and $508 at September 30, 2006 and December 31, 2005, respectively	20,146	22,718
Prepaid expenses and other current assets	2,958	2,549

Total current assets	27,912	26,290

Restricted cash	1,050	3,090
Property and equipment, net	3,591	2,907
Intangible assets, net of accumulated amortization of $15,374 and $65,199 at September 30, 2006 and December 31, 2005, respectively.	235,706	192,343
Goodwill, net	501,526	105,178
Deferred tax asset, net	—	5,757
Other assets, net	20,142	5,416

Total assets	$789,927	$340,981

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,811	$1,697
Income taxes payable	—	4,697
Accrued liabilities and other	35,338	24,575
Current portion of long-term debt	5,241	—

Total current liabilities	42,390	30,969

Minority interest in (deficit) equity of consolidated subsidiaries	(957)	431
Deferred tax liabilities	16,870	—
Long-term debt	709,788	100,228
Other liabilities	7,149	—

Total liabilities	775,240	131,628

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued or outstanding at September 30, 2006, and December 31, 2005	—	—
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2006; 180,000,000 shares authorized, 17,725,181 shares issued and outstanding at December 31, 2005	19,602	155,870
Deferred compensation	—	(3,413)
Accumulated other comprehensive loss	(4,310)	—
(Accumulated deficit) retained earnings	(605)	56,896

Total stockholders’ equity	14,689	209,353

Total liabilities and stockholders’ equity	$789,926	$340,981

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of OPERATIONS
(In thousands)
(Unaudited)

			Period from		Nine
			May 11	January 1	Months
	Three Months Ended		through	through	Ended
	September 30,		September 30,	May 10,	September 30,
	2006	2005	2006	2006	2005

	Successor	Predecessor	Successor	Predecessor	Predecessor
Revenues	$186,959	$175,176	$294,508	$252,514	$519,677

Operating expenses:
Interchange	109,584	100,747	171,973	145,459	303,618
Other costs of services	58,870	54,140	91,294	78,006	158,409
Selling, general and administrative	3,882	4,963	6,204	13,420	13,341

Total operating expenses	172,336	159,850	269,471	236,885	475,368

Income from operations	14,623	15,326	25,037	15,629	44,309

Other expense:
Interest expense	15,711	2,132	24,313	5,229	6,710
Other expense	161	334	2,116	6,729	911

(Loss) income before income taxes and minority interest in losses of consolidated subsidiary	(1,249)	12,860	(1,392)	3,671	36,688

Income tax (benefit) provision	(161)	5,015	(236)	3,343	14,308

Minority interest in losses of consolidated subsidiary	358	284	551	522	350

Net (loss) income	$(730)	$8,129	$(605)	$850	$22,730

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)
(Unaudited)

	Period from
	May 11	January 1	Nine Months
	through	through	Ended
	September 30,	May 10	September 30,
	2006	2006	2005

	Successor	Predecessor	Predecessor
Cash flows from operating activities
Net (loss) income	$(605)	$850	$22,730
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,602	17,279	30,472
Stock-based compensation	3,253	4,466	—
Noncash interest expense	681	2,958	741
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(10,916)	13,488	(2,205)
Prepaid expenses and other current assets	46	(461)	(3,030)
Other assets	7,258	(6,017)	(4,979)
Accounts payable and income taxes payable	23	(4,444)	5,302
Accrued liabilities and other	(10,723)	20,322	3,759

Net cash provided by operating activities	1,619	48,441	52,790

Cash flows from investing activities
Change in restricted cash	990	1,050	(609)
Expenditures for property and equipment	(882)	(587)	(929)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(287)	(524)	(18,953)
Payments related to businesses previously acquired	(3,000)	(11,500)	—

Net cash used in investing activities	(3,179)	(11,561)	(20,491)

Cash flows from financing activities
Net repayments (borrowings) on line of credit	—	(100,000)	(34,500)
Proceeds received in exchange for ownership interest in Successor company	3,378	—	—
Repayments of debt	(2,610)	(28)	(696)
Proceeds from issuance of debt, net of finance costs	(120)	701,165	—
Repurchase of common stock	(633,702)	—	—
Proceeds from issuance of common stock	—	382	2,632

Net cash (used in) provided by financing activities	(633,054)	601,519	(32,564)

Net (decrease) increase in cash and cash equivalents	(634,614)	638,399	(265)
Cash and cash equivalents, beginning of period	639,422	1,023	888

Cash and cash equivalents, end of period	$4,808	$639,422	$623

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$321	$4,866	$11,055
Cash paid during the period for interest	$15,311	$2,663	$6,535

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$11,896	$—	$10,490
Restricted stock issued to employees	$—	$—	$3,625
Cancellation of restricted stock issued to employees	$—	$—	$1,000
Conversion of debt to common stock	$—	$—	$15,331

Non-cash increases in assets from acquisitions:
Intangible assets	$71,411	$—	$—
Goodwill	$357,764	$—	$—
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments consisting only of normal and recurring adjustments, considered necessary for a fair presentation. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Minority Interest in (Deficit) Equity of Consolidated Subsidiaries” on our consolidated balance sheets. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2005 (included in our Annual Report on Form 10-K).
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
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the period from January 1, 2006 through May 10, 2006 (Predecessor), was $4,467,000, with an associated tax benefit of $1,742,000. The share-based compensation expense recognized for the period from January 1, 2006, through May 10, 2006 (Predecessor), includes $3,633,000 (with an associated tax benefit of $1,417,000) due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized in accordance with SFAS No. 123R for the period May 11 to September 30, 2006 (Successor), as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
     The Company received $382,000 in cash proceeds related to the exercise of stock options during the period from January 1 to May 10, 2006 (Predecessor). In addition, the Company realized total tax benefits from stock option exercises of $9.8 million for the period from January 1 to May 10, 2006 (Predecessor), which were recorded as increases to additional paid-in capital on the consolidated balance sheets of the Predecessor company. The adoption of SFAS 123R also resulted in reflecting these excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
     Prior to January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. The following table presents the effect on net income and basic and diluted net income per common share had we adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
	Predecessor	Predecessor
Net income, as reported	$8,129	$22,730

Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of tax	(587)	(1,752)

Pro forma net income	$7,542	$20,978

     The weighted-average fair value of each stock option included in the preceding pro forma amounts as well as in our compensation expense recognized during the periods from January 1 to May 10, 2006 (Predecessor), was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options may be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
following assumptions were applied: (i) no expected dividend yield for 2006 and 2005, (ii) expected volatility of 45% for both periods, (iii) expected lives of 3 years for both periods (iv) and risk-free interest rates ranging from 2% to 4% for both periods. For the period from May 11 to September 30, 2006 (Successor), no compensation expense was recognized as there were no options issued or outstanding during this period.
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
     The Company accounts for its deriviative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company recognizes all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at September 30, 2006, was a liability of $4,310,000, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheet.
Amortization of Merchant Processing Portfolios
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume.
     For all periods through the quarter ended June 30, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during the same periods. Commencing in the quarter ended September 30, 2006, we have adopted such an accelerated method of amortization over a 15-year period. We adopted this accelerated method retrospectively as of May 11, 2006, the date of the Transaction, and recognized $171,000 of additional amortization expense in the third quarter of 2006 to adjust second quarter amortization amounts. We will monitor our actual attrition rate and adjust amortization schedules accordingly to the extent necessary. We believe that the accelerated method of amortization better approximates the distribution of actual cashflows generated by our merchant processing portfolios.
(2)	Going Private and Financing Transactions
     Pursuant to an Agreement and Plan of Merger dated as of December 27, 2005, by and among the Company, MergerCo, and Holdings, MergerCo was merged with and into the Company on May 10, 2006, with the Company remaining as the surviving corporation and as a wholly-owned subsidiary of Holdings. Holdings is a wholly-owned subsidiary of iPayment Investors, Inc. (“Investors”), which is a Delaware corporation formed by Greg Daily, the Company’s Chairman and Chief Executive Officer, Carl

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Grimstad, the Company’s President, and certain parties related to them. Pursuant to an exchange agreement, dated as of December 27, 2005, Mr. Daily and his affiliates exchanged all of their equity interests in the Company for equity securities of Holdings, and Mr. Grimstad and his affiliates exchanged 72.9% of their equity interests in the Company for equity securities of Holdings. The exchange resulted in an increase to these shareholders’ residual interests in the Successor company of $16.2 million. In addition, Mr. Daily contributed approximately $3.4 million in cash for equity securities in Holdings. Holdings paid $43.50, without interest, for each outstanding share of the Company’s common stock (other than shares of the Company’s common stock held by Holdings or any of its subsidiaries immediately prior to the effective time of the merger, shares of the Company’s common stock held by the Company or any of its subsidiaries and shares of the Company’s common stock held by the Company’s stockholders who perfected their appraisal rights under Delaware law). In addition, Holdings paid the excess, if any, of $43.50 over the per share exercise price of each option outstanding at the effective time of the merger to purchase the Company’s common stock granted under any of the Company’s option plans. No merger consideration was paid for shares that were exchanged for equity securities of Holdings. On June 28, 2006, iPayment Investors, Inc. was converted into a limited partnership as iPayment Investors, L.P.
     Total consideration given in the Transaction was $800.0 million paid to purchase the outstanding shares of the Company. In addition, the Company paid the outstanding balance of $70.0 million under the Company’s previous credit facility and $25.4 million of transaction costs. The Transaction was funded with $170.0 million of equity financing, approximately $515.0 million from a term loan facility and net proceeds of $202.2 million from the issuance of 9 3/4% Senior Subordinated Notes due in 2014, with the balance funded by borrowings under the Company’s new $60.0 million revolving credit facility. The credit agreements and the indenture governing the 2014 Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries. The new senior secured credit facility and Senior Subordinated Notes are more fully described in Note 4.
     The Company has prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. As part of this allocation, approximately $486.2 million was assigned to goodwill and $250.9 million to identifiable intangible assets, resulting in an increase of $357.8 million and $71.4 million in goodwill and intangible assets, respectively, over the historical basis prior to the Transaction. Of the amount allocated to intangible assets, $249.9 million relates to the Company’s merchant processing portfolios and residual cash flow streams and the remaining $1.0 million is primarily attributable to acquisition-related costs and merchant portability. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leverage Buyout Transactions, the continuing residual interest of the owners of Investors has been reflected at its original cost adjusted for their share of the Company’s equity adjustments since the date of the original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16, only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s net assets and liabilities being adjusted by approximately 88.5% of the difference between the fair value at the date of acquisition and the predecessor basis under EITF 88-16.
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
     The following table presents the unaudited pro forma results as if the Transaction and related financing had occurred at the beginning of each of the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross revenues	$186,959	$175,176	$547,022	$519,677
Income from operations	$14,623	$15,375	$40,665	$44,729
Interest expense	$15,176	$15,176	$45,529	$45,529
Net (loss) income	$(6)	$422	$2,592	$(191)
     The unaudited pro froma results shown include incremental amortization and interest expense and related tax benefits as if the debt incurred in the transaction had been incurred on January 1, 2005, and assumes no principal payments. The assumed interest rates are those in effect as of September 30, 2006, and the assumed effective tax rate is 39.0%. The unaudited pro forma results exclude expenses related to the Transaction, including compensation expense related to stock options and restricted stock of $7,921,000 for the nine months ended September 30, 2006, and $380,000 and $1,351,000 for the three and nine months ended September 30, 2005,

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
respectively, and professional fees and other Transaction-related expenses of $118,000 and $8,745,000 for the three and nine months ended September 30, 2006, respectively, and $330,000 and $793,000 for the three and nine months ended September 30, 2005, repsectivley. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the Transaction and related financing had occurred at the beginning of the periods presented.
     As a result of the Transaction, the Company has 100 shares of common stock outstanding at September 30, 2006. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
(3) Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. There were no acquisitions of businesses during 2006 or 2005 that would require pro forma disclosure. For the three months ended September 30, 2006 (Successor), amortization expense related to our merchant processing portfolios and other intangible assets was $9,924,000. For the period from May 11 through September 30, 2006 (Successor), amortization expense related to our merchant processing portfolios and other intangible assets was $15,418,000. For the period from January 1 through May 10, 2006 (Predecessor), amortization expense related to our merchant processing portfolios and other intangible assets was $13,475,000. For the three and nine months ended September 30, 2005 (Predecessor), amortization expense related to our merchant processing portfolios and other intangible assets was $9,403,000 and $27,901,000, respectively.
Other Acquisitions
     During the nine months ended September 30, 2006, we made various purchases of residual cash flow streams and merchant processing portfolios, totaling $0.8 million. In February 2006, we acquired a 20% interest in a joint venture with Central Payment Co., LLC, which began its operations during the fourth quarter of 2005. Central Payment Co., LLC had approximately 50 employees at September 30, 2006, and its financial results are immaterial to our Company. The purchase prices for the residual cash flow streams and merchant processing portfolios have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives of four to seven years.
(4) Long-Term Debt
     On May 10, 2006, in conjunction with the Transaction further described in Note 2, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At September 30, 2006, we had outstanding $512.4 million of term loans at a weighted average interest rate of 7.36% and no borrowings outstanding under the revolver.
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
     On May 10, 2006, in conjunction with the Transaction further described in Note 2, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
semi-annually at 9 3/4 % on May 15 and November 15 of each year. The Notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement, plus accrued and unpaid interest. The Notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.
     We had net capitalized debt issuance costs related to the New Facility totaling $7.4 million and net capitalized debt issuance costs related to the Notes totalling $8.0 million as of September 30, 2006. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $0.9 million for the period from May 11 to September 30, 2006 (Successor). Amortization expense for debt issuance costs related to our previous credit facility were $0.4 million for the period from January 1 through May 10, 2006 (Predecessor). The remaining unamortized balance of debt issuance costs related to our previous credit facility in the amount of $2.5 million were written off to interest expense as a result of the Transaction as of May 10, 2006.
(5) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 2% or more of revenues. Substantially all revenues are generated in the United States.
(6) Income Taxes
     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefits from certain stock option transactions. These benefits totaled $9.6 million for the period from January 1 to May 10, 2006 (Predecessor) and do not affect reported income tax expense, but rather were reflected as an increase to common stock. There was no such benefit for the period from May 11 to September 30, 2006 (Successor).
     At September 30, 2006, we had approximately $3.3 million of federal net operating loss carryforwards related to prior years that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had no state net operating loss carryforwards related to prior years as of that date.
(7) Commitments and Contingencies
Litigation
Thomas Zito v. Leasecomm Corporation, E-Commerce Exchange, Inc., etc. et al, United States District Court, Southern District of New York, Case No. 02CV8074.
     As previously reported in previous Company filings, this lawsuit was initially filed in October 2002, in the U.S. District Court for the Southern District of New York, naming one of our subsidiaries, E-Commerce Exchange, Inc. (‘‘ECX’’), as well as several third party defendants, including Leasecomm Corporation (‘‘Leasecomm’’). On April 12, 2006 the Court approved a Stipulation of Dismissal filed on April 7, 2006, dismissing with prejudice all claims in the lawsuit for with mutual and general releases provided and complete settlement of the claims executed in connection with the Stipulation of Dismissal.
     A complete settlement of all claims in the lawsuit by all the remaining named plaintiffs was entered into in July 2006, which provided for a complete settlement of all claims, mutual and general releases and a Stipulation of Dismissal to be filed with the Court, dismissing with prejudice all claims in the lawsuit by all remaining named plaintiffs. The Stipulation of Dismissal was filed with the court on August 4, 2006 and an order approving the Stipulation of Dismissal was entered on August 9, 2006. All claims of the parties have now been dismissed with prejudice, and the case is concluded. The terms of the settlement did not have a material adverse effect on our business, financial condition or results of operations.
Venus L. Franklin and Sandra Lindsey v. Leasecomm Corporation and E-Commerce Exchange, Inc., Cambridge District Court, Commonwealth of Massachusetts, Civil Action No. 04-338.
     As previously reported in our Quarterly Report for the second quarter ended June 30, 2006, filed on Form 10-Q on August 15, 2006, this matter has been fully settled between the parties and all claims of the parties have been dismissed with prejudice and the

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
litigation was concluded in June 2006. The terms of the settlement did not have a material adverse effect on our business, financial condition or results of operations.
Howard Ehrenberg, Chapter 7 Trustee for the Estate of ITSV, Inc., v. CREDITCARDS.COM, INC., a California corporation, IPAYMENT, INC., et al., U.S. B.C. Case No. LA 02-31259-EC, Adversary Case No. 04-2214VZ.
     This matter was initially reported on Form 10-Q for the quarter ended June 30, 2004, and was updated on Form 10-K for the years ended December 31, 2004, and December 31, 2005, respectively. As previously reported in our Quarterly Report for the second quarter ended June 30, 2006, filed on Form 10-Q on August 15, 2006, this matter has been concluded, with all claims in the lawsuit against us and the officer and director defendants dismissed with prejudice, which dismissal is now final.
France Vacations, Inc., etc. v. Citibank, etc., and iPayment, Inc. et al., Los Angeles County Superior Court, State of California, Case No. BC327932.
     As previously reported on Form 10-K for the year ended December 31, 2004, and updated on Form 10-K for the year ended December 31, 2005, on January 27, 2005, plaintiffs France Vacations, Inc., and Tahiti Vacations, Inc. filed a complaint in the Los Angeles County Superior Court against us and seven banks and financial institutions. We and the other defendants filed Demurrers and Motions to Strike which the court sustained. The Court entered Judgment in favor of all the defendants and of dismissal of the lawsuit, with prejudice. On or about April 5, 2006, Plaintiffs filed a notice of appeal of the judgment (the “Appeal”) and as previously reported in our Quarterly Report for the second quarter ended June 30, 2006, filed on Form 10-Q on August 15, 2006, subsequent to filing the Appeal, the parties engaged in settlement discussions and reached a tentative understanding for settlement. the dismissal of the pending appeal, and releases of all claims. Plaintiffs and each of the defendants executed a definitive Settlement and Release Agreement, on various dates in October, 2006, which provides for the complete settlement of all claims in the lawsuit by the plaintiffs against all of the defendants, jointly and severally, mutual and general releases between plaintiffs and defendants, and Dismissal with prejudice of all claims in the lawsuit by plaintiffs, including the Appeal. As such, this matter has been completely settled and all of all claims in the lawsuit by the plaintiffs against us have been released. Plaintiffs are required to file a dismissal of the Appeal, with prejudice. The terms of the settlement provided for payment by us of a nominal amount, and therefore, did not have a material adverse effect on our business, financial condition or results of operations.
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     As previously reported on Form 10-K for the year ended December 31, 2005, on February 2, 2005, this lawsuit was filed against our subsidiary ECX, and third parties, A-1 Leasing LLC, (‘‘A-1 Leasing’’) and Duvera Billing Services (‘‘Duvera’’) in the Superior Court of Orange County. Extensive discovery has been conducted by the parties, continues to be ongoing, and is expected to continue for the foreseeable future. A Status Conference is scheduled for January 10, 2007. Plaintiff has not filed a motion for “class certification” and no trial date been set at this time. To date, none of the defendants (including ECX) in the lawsuit have filed a cross- complaint against any other defendants, however, no assurance can be given that will not change. Various agreements and/or business relationships have existed and/or may exist between and amongst various defendant parties, and therefore no assurance can be given that one or more of the defendants (including ECX) will not assert claims in this action against any other defendant(s), including claims for indemnity.
     Although we intend to continue to vigorously defend ourselves in this case, there can be no assurance that we will be successful in our defense of these claims, and/or any indemnification claim(s), if any, that may be asserted against us by any other defendant(s), or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Fogazzo Wood Fired Ovens and Barbecues, LLC v. iPayment, Inc. Los Angeles County Superior Court, State of California, Case No. BC342878
     On November 10, 2005, plaintiff Fogazzo Wood Fired Ovens and Barbecues, LLC (“Fogazzo”) on its own behalf and as a ‘‘class action’’ filed a lawsuit in Los Angeles County Superior Court, naming iPayment, Inc. as the sole defendant. The complaint as amended, adds an individual plaintiff, and asserts seven causes of action, claiming that in connection with advertising our services and providing merchant card services to plaintiffs and other merchants we made certain false representations, violated the plaintiff’s merchant processing contract, and engaged in certain wrongful conduct that constitutes “unfair, unlawful and fraudulent business acts and practices.”

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     We and the plaintiffs have agreed in principle to settle all claims upon payment by us of a nominal amount. Under the terms of the settlement, the plaintiffs will dismiss with prejudice all claims in the lawsuit and file a request to dismiss the class action allegations without prejudice. Approval by the court is required for the dismissal of the class action allegations and is a condition of the settlement. In the event that such approval is not received, the settlement will be null and void. At a Status Conference held on October 11, 2006, the Court was advised of the settlement understanding. We are currently finalizing the documents reflecting the settlement agreement. We can provide no assurance that the settlement agreement will be signed or that court approval will be obtained. In the event that we are required to defend this action, we believe that we have meritorious defenses and would do so vigorously. However, there can be no assurance that we would be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
In re iPayment, Inc. Shareholders Litigation, Chancery Court for Davidson County, 20th Judicial District, State of Tennessee, Lead Case No. 05-1250-I
     As previously reported on Form 10-Q for the period ended June 30, 2006, on April 28, 2006, all parties to the above-referenced litigation agreed to a compromise and settlement of the litigation and executed a Stipulation of Settlement (the “Stipulation”). The Stipulation did not affect the consideration paid to the stockholders of iPayment (the “Company”) in the merger of iPayment MergerCo, Inc. with and into the Company (the “Transaction”) pursuant to the Agreement and Plan of Merger, dated as of December 27, 2005, among the Company, iPayment Holdings, Inc. (the “Buyer”) and iPayment MergerCo, Inc. (the “Merger Agreement”). The Stipulation is not an admission of liability by the defendants.
     The Stipulation describes the Company’s consideration and implementation of certain comments by plaintiffs’ counsel with respect to the provisions of the Merger Agreement and the disclosures in the related proxy statement on Schedule 14A (the definitive version of which was mailed to stockholders on or about April 6), all of which was undertaken by the parties during the course of settlement negotiations. The Stipulation also includes an agreement that would, subject to certain conditions and limitations, require the Buyer to pay to plaintiffs a portion of certain profits realized from a sale of 50% or more of the Company or its assets within nine months following the closing of the transaction. The Company has agreed to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.3 million in connection with the settlement. The terms of the settlement have been provided to the members of the class in order to provide them an opportunity to object to the settlement. The settlement remains subject to court approval.
     This summary of the Stipulation does not purport to be complete and is qualified in its entirety by the Stipulation.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption ''TCPA Cases,’’ Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     As previously reported on Form 10-K for the period ended December 31, 2005 in February 2000, plaintiff Dana Bruns filed a lawsuit on behalf of a purported class of persons in California who received fax transmissions from defendants Fax.Com and its advertisers, including our subsidiary ECX, during the previous five years. The complaint as amended alleges that the defendants sent ‘‘fax blast’’ transmissions to telephone facsimile machines in violation of the provisions of the Telephone Consumer Protection Act of 1991 (‘‘TCPA’’) and seeks relief thereunder, under California’s Unfair Competition Act, Business & Professions Code and for negligence.
     This claim was tendered by ECX in early 2000, to Farmer’s Insurance, and in April, 2000, Farmers Insurance, subject to a reservation of rights, assumed the defense of ECX in this litigation under a policy then in effect that provides up to $2,000,000 of coverage. Since April 26, 2000 the defense costs for defending ECX in this litigation have been paid by Farmers Insurance. However, there can be no assurance that Farmers Insurance will not invoke the reservations set forth in its reservation of rights letter to ECX and deny coverage.
     No trial date has been set. We intend to vigorously defend ourselves in this case, but there can be no assurance that we will be successful in our defense and/or in the event we our not successful, that the claims would be covered, in whole or in part, under the Farmers Insurance policy.

iPAYMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
     In September 2005, we were notified by Merrick Bank, one of our sponsor banks, that due to certain Visa and MasterCard fines against CardSystems Solutions (one of our payment processors) in connection with their mishandling of credit card data, Merrick Bank increased our reserve requirement from $0.5 million to $1.4 million. We have worked with Merrick Bank to obtain information regarding the increase and the fines against CardSystems Solutions, and have not been able to determine what, if any, contingent liability we may have for such fines. We intend to vigorously defend our business against any such fines and/or seek proper indemnification from third parties as applicable. Notwithstanding, there can be no assurance that we will be successful in defending against fines or obtaining indemnification. In January 2006, Merrick Bank released $0.4 million of the reserve to us, and in March 2006 released an additional $0.2 million of the reserve. The remaining $0.8 million reserve is recorded as restricted cash on our Consolidated Balance Sheets as of September 30, 2006.
     We are also subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters, could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management’s attention.
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
     In July 2006, Investors, issued $75.0 million of notes payable due in 2014 (the “Investors Notes”). The Investors Notes are subordinated to all debt issued by iPayment. The Investors Notes pay interest semi-annually at the rate of 11 5/8%, and they contain a payment-in-kind option which, if elected, would cause interest to accrue the rate of 12 3/4%. The Investors Notes were issued at a 1% discount. Investors used the proceeds from the notes, net of the discount and estimated transaction costs totaling $2.1 million, to pay a dividend to its stockholders in the aggregate amount of $72.9 million.
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
     In October 2006, the Company agreed to pay First Data, the Company’s primary third-party processor, $2.5 million to reimburse them for amounts that they had erroneously underbilled the Company dating back several years. Neither First Data nor the Company were aware of these billing errors at the time they occured. The errors involved multiple components of the services provided to the Company and the amounts in any single billing cycle were not material and not visible to the Company in the normal course of business. Upon becoming aware of the issue, the Company accrued this amount at September 30, 2006, and, based on the nature of the items that originally gave rise to the error, recorded a reduction of revenue of $1.25 million and an increase in other costs of services of $1.25 million in the third quarter of 2006.

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
     As a result of the Transaction, the consolidated financial statements present our results of operations, financial position and cash flows prior to the date of the Transaction as the “Predecessor.” The financial effects of the Transaction and our results of operations, financial position and cash flows following the closing of the Transaction are presented as the “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the nine months ended September 30, 2006. However, in order to facilitate an understanding of our results of operations for the three and nine months ended September 30, 2006, in comparison with the three and nine months ended September 30, 2005, in this section our Predecessor results and our Successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of September 30, 2006, we provided our services to more than 140,000 small merchants located across the United States, up from over 135,000 as of September 30, 2005. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through over 850 independent sales groups, which gives us a non-employee, external sales force representing more than 3,000 sales professionals, as well as a direct sales force of approximately 150 sales professionals. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and Vital Processing Services, and we rely on banks such as JPMorgan Chase to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating centers in Calabasas, California and Westchester, Illinois.

     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants through our relationships with independent sales groups and have made periodic acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.
     Our operating results point to successful execution of this strategy during the first nine months of 2006. Charge volume increased modestly to $19,742 million for the nine months ended September 30, 2006, from $19,230 million for the nine months ended September 30, 2005, and revenues increased to $547.0 million for the first nine months of 2006 from $519.7 million in the same period of the prior year. The increase in revenues was primarily the result of our acquisition of National Processing Management Group (“NPMG”) in October 2005. Income from operations decreased to $40.7 million for the nine months ended September 30, 2006, from $44.3 million for the nine months ended September 30, 2005. Income from operations for the nine months ended September 30, 2006, is net of $0.8 million of share-based compensation expense recorded under SFAS No. 123R, as well as $6.9 million of compensation expense related to accelerated vesting of options and restricted stock recognized as a result of the Transaction. Income from operations for the nine months ended September 30, 2006, also included $0.8 million of incremental amortization expense as the result of the revaluation of intangible assets resulting from the Transaction and adoption of an accelerated amortization method for purchased portfolios. Excluding these items, income from operations would have increased to $49.2 million for the nine months ended September 30, 2006.
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
     We last completed our annual goodwill impairment review as of July 31, 2005, and are currently in the process of completing our annual goodwill impairment review as of July 31, 2006, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of September 30, 2006, and determined no impairment charge was required.
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume.
     For all periods through the quarter ended June 30, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during the same periods. Commencing in the quarter ended September 30, 2006, we have adopted such an accelerated method of amortization over a 15-year period. We adopted this accelerated method retrospectively as of May 11, 2006, the date of the

Transaction, and recognized $171,000 of additional amortization expense in the third quarter of 2006 to adjust second quarter amortization amounts. We will monitor our actual attrition rate and adjust amortization schedules accordingly to the extent necessary. We believe that the accelerated method of amortization better approximates the distribution of actual cashflows generated by our merchant processing portfolios.
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
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the period from January 1, 2006 through May 10, 2006 (Predecessor), was $4,467,000, with an associated tax benefit of $1,742,000. The share-based compensation expense recognized for the period from January 1, 2006, through May 10, 2006 (Predecessor), includes $3,633,000 (with an associated tax benefit of $1,417,000) due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized under SFAS No. 123R for the period May 11 to September 30, 2006 (Successor), as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
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
     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At September 30, 2006, we had approximately $3.3 million of federal net operating loss carryforwards related to prior years that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had no state net operating loss carryforwards related to prior years as of that date.
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

     Derivative Financial Instruments. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company recognizes all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at September 30, 2006, was $4,310,000, and was included as other liabilities in our consolidated balance sheet. The underlying terms of the interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive gain in our consolidated balance sheet.
     Merger Transaction. The Company accounted for the Transaction in conformity with SFAS No. 141, Business Combinations, and EITF No. 88-16, Basis in Leveraged Buyout Transactions. The total cost of the purchase was allocated as a partial change in basis to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the merger based upon an independent valuation. The excess of the purchase price over the historical basis of the net assets acquired was $486.2 million and has been allocated to goodwill.
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
Results of Operations
Three Months Ended September 30, 2006 (“2006”) Compared to Three Months Ended September 30, 2005 (“2005”)
In thousands (Unaudited)

	Three months ended September 30,
		% of Total		% of Total	Change
	2006	Revenue	2005	Revenue	Amount	%
	Successor		Predecessor
Revenues	$186,959	100.0%	$175,176	100.0%	$11,783	6.7%
Operating Expenses
Interchange	109,584	58.6	100,747	57.5	8,837	8.8
Other costs of services	58,870	31.5	54,140	30.9	4,730	8.7
Selling, general and administrative	3,882	2.1	4,963	2.8	(1,081)	(21.8)

Total operating expenses	172,336	92.2	159,850	91.3	12,486	7.8

Income from operations	14,623	7.8	15,326	8.7	(703)	(4.6)
Other expense
Interest expense	15,711	8.4	2,132	1.2	13,579	636.9
Other	161	0.1	334	0.2	(173)	(51.8)

Total other expense	15,872	8.5	2,466	1.4	13,406	543.6

(Loss) income before income taxes and minority interest in losses of subsidiary	(1,249)	(0.7)	12,860	7.3	(14,109)	(109.7)
Income tax (benefit) provision	(161)	(0.1)	5,015	2.9	(5,176)	(103.3)
Minority interest in losses of subsidiary	358	0.2	284	0.2	74	26.1

Net (loss) income	$(730)	(0.4)	$8,129	4.6	$(8,859)	(108.9)

Other Data:
Cash flows from:
Operating activities	$13,774		$18,507
Investing activities	$(348)		$(1,739)
Financing activities	$(8,807)		$(18,494)
EBITDA (a)	$25,044		$25,476
Adjusted EBITDA (a)	$25,205		$25,810

(a)	EBITDA is defined as net income (loss) before (i) depreciation and amortization, (ii) interest expense, and (iii) provision (benefit) for income taxes. Adjusted EBITDA excludes certain additional items. We consider EBITDA and adjusted EBITDA to be important indicators of the performance of our business. We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to service or incur indebtedness, make capital expenditures and finance working capital requirements. EBITDA and adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do and EBITDA and adjusted EBITDA may not be comparable with similarly titled measures reported by other companies. The reconciliation of net income (loss) under GAAP to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net (loss) income	$(730)	$8,129
Interest expense, net	15,711	2,132
Income tax (benefit) provision	(161)	5,015
Depreciation and amortization	10,224	10,200

EBITDA	25,044	25,476
Other expense (1)	161	334

Adjusted EBITDA	$25,205	$25,810

(1)	Represents certain expenses of the Company primarily related to the Transaction which closed on May 10, 2006.
     Revenues. Revenues increased $11.8 million or 6.7% to $187.0 million in 2006 from $175.2 million in 2005. The increase was primarily attributable to our acquisition of NPMG in October 2005, which accounted for $6.5 million or 55.6% of our total increase in revenues for the period.
     Interchange Expenses. Interchange expenses increased $8.8 million or 8.8% to $109.6 million in 2006 from $100.7 million in 2005. The increase was primarily attributable to increased processing volume due to growth in our overall portfolio. Interchange expenses as a percentage of total revenues increased to 58.6% in 2006 from 57.5% in 2005 as a result of annual cost increases which took effect in the second quarter of 2006.
     Other Costs of Services. Other costs of services increased $4.7 million or 8.7% to $58.9 million in 2006 from $54.1 million in 2005. Other costs of services as a percentage of revenues increased to 31.5% in 2006 compared to 30.9% in 2005 primarily due to an increase in residual expense.
     Selling, General and Administrative. Selling, general and administrative expenses decreased $1.1 million or 21.8% to $3.9 million in 2006 from $5.0 million in 2005. The decrease was primarily attributable to a decrease in professional fees and the elimination of amortization of restricted stock as a result of the Transaction. Selling, general and administrative expenses as a percentage of revenues also decreased to 2.1% in 2006 from 2.8% in 2005, due to decreases in the aforementioned items.
     Other Expense. Other expense increased $13.4 million to $15.9 million in 2006 from $2.5 million in 2005. Other expense in 2006 primarily consisted of $15.7 million of interest expense and $0.2 million of expenses related to the Transaction. Other expense increased primarily due to an increase in interest expense resulting from an increase in borrowings to fund the Transaction.
     Income Tax. Income tax benefit for 2006 was $0.2 million, compared to income tax provision of $5.0 million in 2005. Income tax benefit as a percentage of income (loss) before taxes was 12.9% in 2006, compared to 39.0% in 2005. The change in the effective tax rate was caused by approximately $5.7 million of Transaction-related expenses which were not deductible for tax purposes. These non-deductible expenses reduce the tax benefit that would have otherwise been recognized from the pre-tax loss during the period.
     Minority Interest. Minority interest income was $0.4 million in 2006 compared to $0.3 million in 2005. Minority interest income comes from our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. Both of these entities are presented on a consolidated basis in our consolidated financial statements.
     EBITDA and Adjusted EBITDA. EBITDA decreased $0.5 million to $25.0 million in 2006 from $25.5 million in 2005. Adjusted EBITDA, which excludes share-based and Transaction-related expenses, decreased $0.6 million to $25.2 million in 2006 from $25.8 million in 2005. The decrease was primarily the result of a decrease in operating income caused by a $2.5 million true-up of a billing error from First Data that spanned several years. The adjustment was split evenly between a reduction in revenues and an increase in other cost of services in the third quarter of 2006, based on the nature of the items that originally gave rise to the billing error.

Nine Months Ended September 30, 2006 (“2006”) Compared to Nine Months Ended September 30, 2005 (“2005”)
In thousands (Unaudited)

	Nine months ended September 30,
		% of Total		% of Total	Change
	2006	Revenue	2005	Revenue	Amount	%
	Combined		Predecessor
Revenues	$547,022	100.0%	$519,677	100.0%	$27,345	5.3%
Operating Expenses
Interchange	317,432	58.0	303,618	58.4	13,814	4.5
Other costs of services	169,301	30.9	158,409	30.5	10,892	6.9
Selling, general and administrative	19,624	3.6	13,341	2.6	6,283	47.1

Total operating expenses	506,357	92.6	475,368	91.5	30,989	6.5

Income from operations	40,665	7.4	44,309	8.5	(3,644)	(8.2)
Other expense
Interest expense	29,542	5.4	6,710	1.3	22,832	340.3
Other expense	8,845	1.6	911	0.2	7,934	870.9

Total other expense	38,387	7.0	7,621	1.5	30,766	403.7

Income before income taxes and minority interest in losses of subsidiary	2,278	0.4	36,688	7.1	(34,410)	(93.8)
Income tax provision	3,106	0.6	14,308	2.8	(11,202)	(78.3)
Minority interest in losses of subsidiary	1,073	0.2	350	0.1	723	206.6

Net income	$245	0.0	$22,730	4.4	$(22,485)	(98.9)

Other Data:
Cash flows from:
Operating activities	$50,060		$52,790
Investing activities	$(14,740)		$(20,491)
Financing activities	$(31,535)		$(32,564)
EBITDA (a)	$62,774		$74,220
Adjusted EBITDA (a)	$79,338		$75,131

(a)	EBITDA is defined as net income (loss) before (i) depreciation and amortization, (ii) interest expense, and (iii) provision (benefit) for income taxes. Adjusted EBITDA excludes certain additional items. We consider EBITDA and adjusted EBITDA to be important indicators of the performance of our business. We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to service or incur indebtedness, make capital expenditures and finance working capital requirements. EBITDA and adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do and EBITDA and adjusted EBITDA may not be comparable with similarly titled measures reported by other companies. The reconciliation of net income (loss) under GAAP to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net Income	$245	$22,730
Interest expense, net	29,542	6,710
Income tax provision	3,106	14,308
Depreciation and amortization	29,881	30,472

EBITDA	62,774	74,220
Stock-based compensation (1)	7,719	—
Other expense (2)	8,845	911

Adjusted EBITDA	$79,338	$75,131

(1)	Represents compensation expense related to stock options granted to employees recognized due to the adoption of FAS 123R on January 1, 2006, and compensation expense related to the accelerated vesting of stock options and restricted stock recognized as a result of the closing of the Transaction on May 10, 2006.

(2)	Represents certain expenses of the Company primarily related to the Transaction which closed on May 10, 2006.

     Revenues. Revenues increased $27.3 million or 5.3% to $547.0 million in 2006 from $519.7 million in 2005. This increase was primarily attributable to our acquisition of NPMG in October 2005. The acquisition resulted in an increase in revenues of $17.6 million, representing 64.3% of our total growth in revenues over the prior period.
     Interchange Expenses. Interchange expenses increased $13.8 million or 4.5% to $317.4 million in 2006 from $303.6 million in 2005. The increase was primarily attributable to the increased processing volume due to the acquisition of NPMG in October 2005, as noted above. Interchange expenses as a percentage of total revenues decreased to 58.0% in 2006 from 58.4% in 2005 mainly due to the termination of services to certain low-margin merchants during the second quarter of 2005 which were obtained in a previous acquisition.
     Other Costs of Services. Other costs of services increased $10.9 million or 6.9% to $169.3 million in 2006 from $158.4 million in 2005. Other costs of services as a percentage of revenues increased to 30.9% in 2006 from 30.5% in 2005. Other costs of services as a percentage of revenues increased primarily due to an increase in residual expense.
     Selling, General and Administrative. Selling, general and administrative expenses increased $6.3 million or 47.1% to $19.6 million in 2006 from $13.3 million in 2005. The increase was primarily due to the recognition of $4.5 million of additional compensation expense due to the adoption of FAS 123R in January 2006 ($3.6 million of which was accelerated as a result of the Transaction), and a $2.2 million increase in amortization of restricted stock due to the accelerated vesting of restricted stock as a result of the Transaction. This increase was partially offset by a decrease in professional fees. Selling, general and administrative expenses as a percentage of revenues also increased to 3.6% in 2006 from 2.6% in 2005, due to the recognition of the share-based compensation items.
     Other Expense. Other expense increased $30.8 million to $38.4 million in 2006 from $7.6 million in 2005. Other expense in 2006 primarily consisted of $29.5 million of interest expense and $8.8 million of expenses related to the Transaction. Other expense increased due to an increase in expenses related to the Transaction, including an increase in interest expense resulting from an increase in borrowings to fund the Transaction.
     Income Tax. Income tax expense decreased $11.2 million to $3.1 million in 2006 from $14.3 million in 2005 due to a decrease in taxable income. Income tax expense as a percentage of income before taxes was 136.3% in 2006, compared to 39.0% in 2005. The increase in the effective tax rate was caused by approximately $5.7 million of Transaction-related expenses which were not deductible for tax purposes.
     Minority Interest. Minority interest income was $1.1 million in 2006 compared to $0.4 milllion in 2005. Minority interst income comes from our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. Both of these entities are presented on a consolidated basis in our consolidated financial statements.
     EBITDA and Adjusted EBITDA. EBITDA decreased $11.4 million to $62.8 million in 2006 from $74.2 million in 2005. The decrease was primarily the result of $7.7 million of share-based compensation expense recognized due to the adoption of FAS 123R on January 1, 2006, and the accelerated vesting of stock options and restricted stock as a result of the closing of the Transaction on May 10, 2006, and $8.8 million of other Transaction-related charges incurred during the period. Adjusted EBITDA, which excludes the aforementioned share-based and Transaction-related expenses, increased $4.2 million to $79.3 million in 2006 compared to $75.1 million in 2005.
Liquidity and Capital Resources
     As of September 30, 2006, we had cash and cash equivalents totaling $4.8 million, compared to $1.0 million as of December 31, 2005. We had a net working capital deficit (current liabilities in excess of current assets) of $14.5 million as of September 30, 2006, compared to a net working capital deficit of $4.7 million as of December 31, 2005. We believe that funds from future operations and borrowings under our credit facility will be sufficient to settle our current obligations.
Operating activities
     Net cash provided by operating activities was $50.1 million for the nine months ended September 30, 2006, consisting of net income of $0.3 million, adjusted for depreciation and amortization of $29.9 million, share-based compensation of $7.7 million, noncash interest expense of $3.6 million and net favorable changes in operating assets and liabilities of $8.6 million.

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
Investing activities
     Net cash used by investing activities was $14.7 million for the nine months ended September 30, 2006. Net cash used by investing activities consisted of $14.5 million paid for earnout payments associated with acquisitions from a prior period, $0.8 million of acquisitions of residual cash flow streams and $1.4 million of capital expenditures, partially offset by a $2.0 million reduction in restricted cash. Other than contingent earnout payments described under “Contractual Obligations”, we currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $20.5 million for the nine months ended September 30, 2005. Net cash used by investing activities primarily consisted of $19.0 million paid for the purchases of one business (Petroleum Card Services) and a 51 percent interest in a joint venture with a direct sales group, as well as several residual cash flow streams. Net cash used by investing activities also included $0.9 million of capital expenditures and a $0.6 million increase in restricted cash.
Financing activities
     Net cash used by financing activities was $31.5 million for the nine months ended September 30, 2006, primarily consisting of $633.6 million to repurchase common stock as part of the Transaction and net repayments on our revolving credit facility and term loans of $100.0 million and $2.6 million, respectively, partially offset by $701.0 million of net proceeds from the issuance of debt and approximately $3.4 million contributed by Mr. Daily to effect the Transaction.
     Net cash used in financing activities was $32.6 million for the nine months ended September 30, 2005, consisting of net repayments on our credit facility of $34.5 million and repayment of other long-term debt of $0.7 million, partially offset by $2.6 million of proceeds from stock option exercises.
     On May 10, 2006, in conjunction with the Transaction further described under “Executive Overview”, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At September 30, 2006, we had outstanding $512.4 million of term loans at a weighted average interest rate of 7.36% and no borrowings outstanding under the revolver.
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
     On May 10, 2006, in conjunction with the Transaction further described “Executive Overview”, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The Notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement, plus accrued and unpaid interest. The Notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.

     We had net capitalized debt issuance costs related to the New Facility totalling $7.4 million and net capitalized debt issuance costs related to the Notes totalling $8.0 million as of September 30, 2006. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $0.9 million for the period from May 11 to September 30, 2006 (Successor). Amortization expense for debt issuance costs related to our previous credit facility were $0.4 million for the period from January 1 through May 10, 2006 (Predecessor). The remaining unamortized balance of debt issuance costs related to our previous credit facility in the amount of $2.5 million were written off to interest expense as a result of the Transaction as of May 10, 2006.
     Contractual Obligations
     The following table of our material contractual obligations as of September 30, 2006, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid becasue they are based on future EBITDA results. Between December 31, 2005, and September 30, 2006, we paid $14.5 million in earnout payments. We currently estimate that we will pay an aggregate of $23.0 to $30.0 million in additional earnout payments in 2006 through 2008.

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations	(in thousands)
Credit facility	$512,425	$5,150	$10,300	$10,300	$486,675
Senior Notes	205,000	—	—	—	205,000
Interest (1)	394,772	57,790	113,888	112,372	110,722
Capital lease obligations	255	91	144	20	—
Operating lease obligations	4,157	1,432	2,191	534	—
Purchase obligations (2)(3)(4)	42,564	14,630	17,735	6,845	3,354

Total contractual obligations	$1,159,173	$79,093	$144,258	$130,071	$805,751

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of September 30, 2006, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our Consolidated Financial Statements

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $11.7 million in fiscal 2006, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2006, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of September 30, 2006, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At September 30, 2006, $512.4 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.5 million.
     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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

iPayment, Inc.

Date: November 14, 2006	By:	/s/ Gregrory S. Daily

Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Clay M. Whitson

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