Form 10-K
period 2006-12-31
IPAYMENT INC
filed 2007-03-08
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Registrant’s telephone number, including area code: (615) 665-1858
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, was NONE. There is no trading market for the common stock of the Registrant.
Number of shares of the registrant’s common stock outstanding as of February 28, 2007, was 100.
Documents incorporated by reference: NONE

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
     Throughout this document, the terms “iPayment”, the “Company”, “we”, “us”, “our” and similar terms refer to iPayment, Inc., and, unless the context indicates otherwise, its consolidated subsidiaries.
PART I
ITEM 1 Business
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of December 31, 2006, we provided our services to over 140,000 active small merchants. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. The small merchants we serve have an average charge volume of approximately $185,000 per year and typically have an average transaction value of approximately $70. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with them. As a result, these merchants have historically paid higher transaction fees than larger merchants.
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
     We believe our experience and knowledge in providing payment processing services to small merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to small businesses. In order to identify small merchants, we market and sell our services primarily through over 1,000 independent sales groups, which gives us a non-employee, external sales force representing more than 3,500 sales professionals, as well as a direct sales force of approximately 150 sales professionals. Our relationships with the independent sales groups allows us to access a large and experienced sales force with a local presence providing access to small merchants over a broad geographic area without incurring the additional overhead costs associated with an internal sales force. Independent sales groups and sales agents may market and sell our services to merchants under their own brand name and directly approach merchants and enroll them for our services. We enable merchants to accept credit and debit cards as payment for their merchandise and services by providing processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. In addition, we rely on third-party processors to provide card authorization and data capture, and banks to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We believe that this structure allows us to maintain an efficient operating structure, and enables us to easily expand our operations without significantly increasing our fixed costs.
     The Nilson Report, a publication specializing in consumer payment systems worldwide, listed us in its 2005 ranking of the top bank card acquirers, or owners of merchant card processing contracts, as one of largest providers of card-based payment processing services in the United States. In 2006, we continued to grow as our merchant processing volume, which represents the total value of transactions processed by us, increased by 2.4% to $26,337 million in 2006 from $25,725 million in 2005. During the same period, our revenues increased by 4.5% to $734.0 million in 2006 from $702.7 million in 2005. These increases were primarily attributable to our acquisition of one business, National Processing Management Group, in October 2005. Income from operations decreased to

$57.4 million in 2006, from $63.8 million in 2005. Income from operations in 2006, is net of $0.8 million of share-based compensation expense recorded under SFAS No. 123R, as well as $6.9 million of compensation expense related to accelerated vesting of options and restricted stock recognized as a result of the Transaction. Income from operations for 2006, also included $1.0 million of incremental amortization expense as the result of the revaluation of intangible assets resulting from the Transaction and adoption of an accelerated amortization method for purchased portfolios. Excluding these items, income from operations would have increased to $66.1 million for 2006. We believe our ability to recruit and retain independent sales groups and sales agents, combined with our experience in identifying, completing and integrating acquisitions, provides us with significant opportunities for future growth.
Acquisition by iPayment Holdings
     On May 10, 2006, we consummated a merger with iPayment Holdings, Inc. (“Holdings”) and iPayment MergerCo, Inc. (“MergerCo”) (the “Transaction”). MergerCo was merged with and into us and we, as the surviving corporation, became a wholly-owned subsidiary of Holdings. Holdings is a wholly-owned subsidiary of iPayment Investors, LP (“Investors”), which is a Delaware limited partnership formed by Gregory Daily, the Chairman and Chief Executive Officer of iPayment, Carl Grimstad, the President of iPayment, and certain parties related to them. The total amount of consideration necessary to consummate the merger and the related transactions was approximately $895.4 million. These funds were obtained primarily from $170 million of equity financing and substantially all of the balance from debt financing. We entered into a senior secured credit facility, consisting of a $515.0 million term loan facility and a $60.0 million revolving credit facility. We also issued $202.2 million principal amount of the senior subordinated notes.
Significant Developments
     In December 2004, we entered into an Asset Purchase Agreement with First Data Merchant Services Corporation (“FDMS”), a subsidiary of First Data Corporation pursuant to which we acquired a portfolio of merchant contracts (the “FDMS Merchant Portfolio”) from FDMS for a price of $130.0 million in cash. The portfolio had over 25,000 small merchant accounts representing approximately $9 to $10 billion in annual bankcard volume. The transaction strengthened our existing strategic relationship with First Data’s merchant services unit.
     In December 2003, we entered into an Asset Purchase Agreement with FDMS, pursuant to which we acquired a portfolio of merchant accounts and agent bank agreements (the “FDMS Agent Bank Portfolio”) from First Data for a price of $55.0 million in cash. The portfolio had approximately 18,000 small merchant accounts representing approximately $4 billion in annual bankcard volume.
     Pursuant to these asset purchase agreements, we also entered into service agreements (the “Service Agreements”) with FDMS pursuant to which FDMS agreed to perform certain data processing and related services with respect to the merchant contracts acquired through 2011. In consideration for entering into the Service Agreements, we were required to pay FDMS an annual processing fee related to the acquired merchant contracts of at least $7.4 million in 2007, and for subsequent years at least 70% of the amount of the actual processing fees paid during the immediately preceding year. We are also required to pay FDMS certain additional amounts in accordance with the terms of the Service Agreement, including certain special fees for amounts paid to third-party providers. We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year for the term of the Service Agreement and we are required to pay to FDMS an amount representing the fees that it would have received if we had submitted the required minimum number of transactions. We do not currently expect that we will be required to pay such a fee based on our present business plan.
Industry Overview
     The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has increased steadily over the past ten years and is expected to continue to increase. According to The Nilson Report, total purchases by U.S. consumers using Visa and MasterCard card-based systems grew from approximately $2.0 trillion in 2004 to $2.2 trillion in 2005, and are expected to grow to approximately $3.6 trillion by 2010, representing a compound annual growth rate of approximately 7.4% from 2005 to 2009. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive.
     According to The Nilson Report, in 2005, there were approximately 6.1 million merchant locations in the United States which generated approximately $2,202 billion of annual Visa and MasterCard charge volume. Based on estimates from First Annapolis, we believe that this charge volume resulted in approximately $5 billion in annual revenue to payment processors (net of interchange and assessment fees). We focus exclusively on the small merchant segment, which we believe generates a disproportionate amount of the payment processing industry’s net revenue. Based on estimates from First Annapolis, we believe that although small merchants (defined by First Annapolis to be merchants with less than $10 million of annual charge volume) generated only approximately 40% of Visa and MasterCard annual charge volume in 2005 (approximately $880 billion), they accounted for approximately 80% of annual net revenue generated from payment processing (approximately $4 billion).

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
     Transaction Processing. A transaction begins with authorization of the customer’s credit or debit card. The transaction data is captured by the processor and electronically transmitted to the issuer of the card, which then determines availability of credit or debit funds. The issuer then communicates an approval decision back to the merchant through the processor. This process typically takes less than five seconds. After the transaction is completed, the processor transmits the final transaction data to the card issuer for settlement of funds. Generally, we outsource these services to third-party processors.
     Risk Management/ Detection of Fraudulent Transactions. Our risk management staff relies on the criteria set by the underwriting department to assist merchants in identifying and avoiding fraudulent transactions by monitoring exceptions and providing access to other resources for fraud detection. By employing these and other risk management procedures, we enable our merchants to balance the risk of fraud against the loss of a valid transaction.
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
     Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder’s bank to debit the merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant, and that amount is credited to the cardholder. For the year ended December 31, 2006, chargeback losses as a percentage of our total charge volume were approximately 1.4 basis points.
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
     The transactions for which we provide processing services involve the following third parties:
•	Merchants. Merchants are the businesses that accept payment cards, including Visa and MasterCard, as payment for their merchandise and services.

•	Sponsoring Banks. Sponsoring banks are financial institutions that are Visa and MasterCard association members and provide the funds on behalf of the card user, enabling merchants to accept payment cards.

•	Processing Vendors. Processing vendors, which may include banks, gather sales information from merchants, obtain authorization for merchants’ transactions from card issuers, facilitate the collection of funds from sponsoring banks for payment to merchants and provide merchant accounting and settlement services on our behalf.
     The following diagram illustrates the relationship between a merchant, a processing vendor, a sponsoring bank and us:
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
Marketing and Sales
     We market and sell our services to merchants primarily through a network of independent sales groups throughout the United States. As of December 31, 2006, we marketed and sold our services through over 1,000 ISGs, a non-employee, external sales force representing more than 3,500 sales professionals with which we have contractual relationships. These relationships are typically mutually non-exclusive, permitting us to establish relationships with multiple ISGs and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our ISGs to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. We keep an open dialogue with our ISGs to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring their merchants do not unduly suffer downtime or the unnecessary withholding of funds.
     As compensation for their referral of merchant accounts, we pay our ISGs an agreed-upon residual, or percentage of the revenues we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our ISGs varies on a case-by-case basis and depends on several factors, including the number of merchants each group refers to us. We provide additional incentives to our ISGs, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2006, we had outstanding loans to ISGs in an aggregate amount of $2.7 million, and we may decide to loan additional amounts in the future. We have a limit of $20.0 million on the amount of loans we may make to ISGs in accordance with the terms of our senior secured credit facility. The notes representing these loans bear interest in amounts ranging from 6% to 12% and are due through 2009. We secure the loans by the ISGs’ assets, including the rights they have to receive residuals and fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the ISGs. In addition, we offer the independent sales groups more rapid and consistent review and acceptance of merchant applications than may be available from other service providers.
Relationships with Sponsors and Processors
     In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an independent sales organization and with MasterCard as a member service provider.
     Sponsoring Banks. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. The principal sponsoring bank through which we process the significant majority of our transactions is JPMorgan Chase, and our other sponsoring banks are HSBC Bank USA and Bank of America. These sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing its services under the agreement. The agreements generally define a material breach as a failure to perform a material obligation under the agreement, specifically any breach of any warranty, representation or covenant or condition or term of the agreement, such as noncompliance with applicable laws, failure to provide relevant documentation as to certain account related data, failure to provide a marketing plan upon request, failure to maintain a transfer account or failure to pay for services. From time to time, we may enter into agreements with additional banks.
     Our agreement with JPMorgan Chase grants JPMorgan Chase the right to approve our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants (including the processing fees that we charge), our customer service levels and our use of any ISGs. In addition, we have agreed with JPMorgan Chase not to solicit any merchants that currently process through JPMorgan Chase or any merchants that belong to industries that are considered unacceptable due, in part, to reputation concerns, card association rules, legitimacy and level of risk. The initial term of our agreement with JPMorgan lasts through April 2007, unless terminated earlier as provided for in the agreement. Thereafter, the agreement is automatically renewable at the agreement of both parties for successive one-year periods.
     Processing Vendors. We have agreements with several processing vendors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor is FDMS through which we have undertaken to process 75% of our annual transactions. Pursuant to the terms of our asset purchase agreement with FDMS, we commenced receiving revenue from these accounts on January 1, 2004. For a further summary of the key terms of our agreement with FDMS, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We also use the services of Vital Processing Services, LLC and Global Payments Direct, Inc., and certain of our agreements with these processing vendors include minimum commitments for transaction processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processing vendor the fees that it would have received if we had submitted the required minimum number of transactions. FDMS, Vital Processing Services and Global Payments Direct agreements may be terminated by the processing vendor if we materially breach certain sections of the agreements and we do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable processing vendor or us from performing its services under this agreement In addition, Global Payments Direct may terminate upon 60 days notice prior to the end of the current term.
Our Merchant Base
     We serve a diverse portfolio of small merchants. As of December 31, 2006, we provided processing services to over 140,000 active small merchants located across the United States and engaged in a wide variety of businesses. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month.
Primary Merchant Categories Based on Our Historical Charge Volume
     No single merchant accounted for more than 4% of our aggregate transaction volume for 2006. We believe that this merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
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
     Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service make them less likely to change providers because of the inconvenience associated with a transfer. During 2006, we experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.
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
     We currently have a staff of approximately 34 employees dedicated to risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchant customers and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud, established as a result of our management’s extensive experience with higher risk market segments, has resulted in our development and implementation of highly effective risk management and fraud prevention systems and procedures.
     We employ the following systems and procedures to minimize our exposure to merchant fraud and card-not-present transaction fraud:
•	Underwriting. Our sales agents send new applications to our underwriting department for their review and screening. All of our underwriters have previous industry underwriting experience and have the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, average charge per transaction or reserve requirements for new and existing merchants. We obtain a personal guaranty from most of the owners of new merchants we enroll.

•	Proprietary Management Information Systems. Our proprietary systems automatically generate credit reports on new applicants, categorize risk based on all of the information provided and place the applications in a queue to be processed by our underwriting staff. The underwriting staff can access all of the collected information on a merchant online in order to render a decision on whether to approve or reject an application or whether to seek additional information.

•	Merchant Monitoring. We provide several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is downloaded to our Bankcard Application Manager system from our third-party processors such as FDMS and is sorted into a number of customized reports by our proprietary systems. Our risk management team also receives daily reports from Card Commerce International, a risk management services company, that highlight all exceptions to the established daily merchant parameters such as average ticket size, total processing volume or expected merchandise returns.

•	Risk Review Department. We have established an in-house risk review department that monitors the sales activities of all of the merchants that we service. Our risk review department focuses particular attention on fewer than 2,000 merchants in our portfolio, measured by volume, average ticket and other criteria, which accounted for approximately 2% of our total charge volume in 2006, and which we believe represents a higher risk group of merchants. The risk review department conducts background checks on these merchants, interviews merchants, anonymously purchases products and services, reviews sales records and follows developments in risk management procedures and technology. The risk review department reports to the risk committee, consisting of our President, Chief Executive Officer and Chief Financial Officer.

•	Investigation and Loss Prevention. If a merchant exceeds any approved parameter as established by our underwriting and/or risk management staff or violates regulations established by the applicable card association or the terms of our agreement with the merchant, an investigator will identify the incident and take appropriate action to reduce our exposure to loss, as well as the exposure of our merchants. This action may include requesting additional transaction information, instructing the merchant acquirer/processor to retrieve, withhold or divert funds, verifying delivery of merchandise or even deactivating the merchant account.

•	Reserves. We require some of our merchants to post reserves (cash deposits) that we use to offset against chargebacks we incur. Our sponsoring banks hold reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2006, these reserves (which are not included in our accompanying consolidated balance sheet) totaled approximately $50.3 million.

Technology
     In the course of our operations, we solicit, compile and maintain a large database of information relating to our merchants and their transactions. We place significant emphasis on providing a high level of security in order to protect the information of our merchants and their customers. We have complied with Visa and Mastercard’s security standards for the last two years. We have deployed the latest generation of network intrusion detection technology and system monitoring appliances to enhance our level of protection.
     Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. We cannot assure you that these security measures will be sufficient to prevent unauthorized access to our internal network. Application components communicate using sophisticated security protocols and are directly accessible by a limited number of employees on a need-only basis. Our operation and customer support systems are primarily located at our facilities in Calabasas, California.
     We also rely on connections to the systems of our third-party processing providers. In all cases, we install encrypted or tunneled communications circuits with backup connectivity to withstand telecommunications problems.
Competition
     The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:
•	quality of service;

•	reliability of service;

•	ability to evaluate, undertake and manage risk;

•	speed in approving merchant applications; and

•	price.
     Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including FDMS, National Processing, Inc. (a subsidiary of Bank of America), Global Payments, Inc. and NOVA Information Systems, Inc. (a subsidiary of U.S. Bancorp), that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants and smaller independent sales groups, gives us a competitive advantage over larger competitors, which have a broader market perspective and over competitors of a similar or smaller size that may lack our extensive experience and resources.
Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we realize greater than 90% of our revenue and results of operations from one business segment representing processing revenues and other fees from card-based payments. During 2006, 2005 and 2004, no single merchant represented 3% or more of our revenues. All revenues are generated and all of our long-lived assets are located in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.
Our History
     iPayment Technologies, Inc., (“Technologies”) was formed in 1992 as a California corporation. In February 2001, we were formed by the majority stockholders of Technologies, as a Tennessee corporation, under the name iPayment Holdings, Inc as a holding company for Technologies and other card processing businesses. We then appointed Gregory S. Daily as our Chief Executive Officer and Chairman of the Board.

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
     On May 10, 2006, pursuant to an Agreement and Plan of Merger dated as of December 27, 2005, by and among two new entities, iPayment, MergerCo and iPayment Holdings, MergerCo was merged with and into iPayment, Inc., with iPayment, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of iPayment Holdings. Holdings is a wholly-owned subsidiary of iPayment Investors, which is a Delaware limited partnership formed by Gregory S. Daily, the Chairman and Chief Executive Officer of iPayment, Carl M. Grimstad, the President of iPayment, and certain parties related to them.
     The total amount of consideration required to consummate the merger and the related transactions was approximately $895.4 million, consisting of (1) approximately $800.0 million to fund the payment of the merger consideration and payments in respect of the cancellation of outstanding stock options, (2) approximately $70.0 million to repay certain existing indebtedness of iPayment and (3) approximately $25.4 million to pay transaction fees and expenses. These funds were obtained from equity and debt financings as follows:
•	equity financing in an aggregate amount of $170.0 million provided through (1) the delivery of an aggregate of $166.6 million of iPayment common stock by Mr. Daily, on his own behalf and on behalf of certain related parties, and by Mr. Grimstad, on his own behalf and on behalf of certain related parties, and (2) approximately $3.4 million of cash provided by Mr. Daily;

•	a term loan of $515.0 million pursuant to a credit facility entered into between iPayment and a syndicate of lenders, which also included a $60.0 million revolving credit facility;

•	approximately $202.2 million raised through the issuance by iPayment of private notes; and

•	approximately $8.2 million funded by cash on hand and borrowings under the revolving credit facility described above.
Employees
     As of December 31, 2006, we and our wholly-owned subsidiaries employed 426 full-time personnel, including 14 information systems and technology employees, 34 risk management employees, 237 in operations and 141 in sales and administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. We have employment agreements with our President, our Chief Executive Officer and our Chief Financial Officer. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.
Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.ipaymentinc.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors
Risks Relating to our Indedbtedness
Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our debtholders.
     As of December 31, 2006, we had consolidated debt of $714.7 million, $512.2 million of which was senior indebtedness. Our substantial indebtedness could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to the debtholders. Our substantial indebtedness and significant reduction in available cash could also:
•	increase our vulnerability to adverse general economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, investments, capital expenditures and other general corporate purposes;

•	limit our ability to make required payments under our existing contractual commitments (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”);

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	create a perception that we may not continue to support and develop certain services;

•	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. For example, one factor impacting our cash flow is earnout payments owed under the terms of our previously consummated acquisitions of businesses and portfolios of merchant accounts. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on our senior subordinated notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our senior subordinated notes. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
Despite our level of indebtedness, we will be able to incur substantially more debt. Incurring such debt could further exacerbate the risks to our financial condition.
     Although the indenture governing our senior subordinated notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we are able to incur additional indebtedness if the “fixed charge coverage ratio” as defined in the indenture governing our senior subordinated notes is above 2 to 1 for the periods set forth in the indenture, and, under certain circumstances, if the indebtedness is of a person acquired by us and we did not incur the indebtedness in contemplation of the acquisition. In addition, we may also incur an aggregate principal amount of additional indebtedness not to exceed $50.0 million. As of December 31, 2006, we would have been able to borrow an additional $59.2 million under our senior secured credit facility, and we and the subsidiary guarantors may be able to incur additional senior debt in the future, including under the senior secured credit facility. To the extent new debt is added to our current debt levels, our substantial leverage risks would increase.

The indenture governing our senior subordinated notes and the credit agreement governing the senior secured credit facility contain covenants that limit our flexibility and prevent us from taking certain actions.
     The indenture governing our senior subordinated notes and the credit agreement governing our senior secured credit facility include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:
•	incur additional debt;

•	pay dividends on, redeem or repurchase capital stock;

•	issue capital stock of restricted subsidiaries;

•	make certain investments;

•	sell assets;

•	enter into certain types of transactions with affiliates;

•	engage in material unrelated businesses;

•	incur certain liens; and

•	consolidate, merge or sell all or substantially all of our assets.
     In addition, the credit agreement’s restrictions on us and the subsidiary guarantors are stricter than the indenture governing our senior subordinated notes. Examples of such restrictions are as follows:
•	The scope of permitted liens under the credit agreement is narrower than under the indenture. For example, the indenture permits us to incur liens to secure up to $5.0 million of additional permitted indebtedness, while the credit agreement permits us to incur liens to secure only up to $1.0 million of additional permitted indebtedness.

•	The credit agreement contains a general prohibition on restricted payments subject to certain exceptions, while the indenture permits us to make restricted payments up to an amount that is based, in part, on our cumulative consolidated net income since the date of the indenture.

•	The credit agreement generally prohibits the incurrence of additional indebtedness subject to certain exceptions, while the indenture permits us to incur additional indebtedness provided we maintain a fix charge coverage ratio of 2:1.

•	The credit agreement requires us to maintain an agreed consolidated interest coverage ratio and consolidated leverage ratio at the end of each fiscal quarter. There is no comparable requirement in the indenture.

•	The credit agreement prohibits us from making dispositions of our property other than for cash and not in excess of $2.0 million in any fiscal year. The indenture does not prohibit such dispositions, but requires us to apply the net proceeds therefrom to repay senior debt, make certain investments or expenditures, and otherwise repay our senior subordinated notes.

•	The credit agreement prohibits us from prepaying our other debt, including our senior subordinated notes, while borrowings under our senior secured credit facility are outstanding.
     Our failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the senior secured credit facility could elect to declare all amounts borrowed under the senior secured credit facility, together with accrued interest, to be due and payable, which would be an event of default under the indenture governing our senior subordinated notes. In addition, these lenders could foreclose on our assets. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants and financial tests.

Substantially all of our operations are conducted at the subsidiary level which may materially adversely affect our ability to service our indebtedness.
     The principal assets of iPayment, the issuer of our senior subordinated notes, are the equity interests it holds, directly and indirectly, in its subsidiaries. Our subsidiaries are legally distinct from us and have no obligation to pay amounts due on our debt or to make funds available to us for such payment, other than through guarantees of our debt. Because much of our operations are conducted through our subsidiaries, our ability to service our indebtedness depends upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds, by our subsidiaries to us. If our subsidiaries do not have sufficient earnings or cannot distribute their earnings or other funds to us, our ability to service our indebtedness may be materially adversely affected.
     Additionally, not all of our subsidiaries guarantee our senior subordinated notes. Our subsidiaries that do not guarantee any of our other debt and subsidiaries we designate as unrestricted subsidiaries under the indenture do not guarantee the notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us. As of December 31, 2006, our non-guarantor subsidiaries had total assets of $4.9 million, and total liabilities of $4.6 million, and for the year then ended had total revenues of $4.5 million.
Our senior subordinated notes and the related guarantees are subordinated in right of payment to all of our and the subsidiary guarantors’ existing and future senior debt, and are effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt.
     Our senior subordinated notes and the related guarantees rank junior in right of payment to all of our existing and future senior debt, including the borrowings under our senior secured credit facility, and all existing creditors and future senior debt of our subsidiary guarantors, respectively. As of December 31, 2006, we had approximately $512.2 million of debt that was senior to our senior subordinated notes and approximately $59.2 million of additional borrowing available under our senior secured credit facility. We may also incur additional senior or secured debt in the future, consistent with the terms of the indenture governing our senior subordinated notes and our other debt agreements.
     As a result of the subordination, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding, the holders of our senior debt or senior debt of any of our subsidiary guarantors will be entitled to be paid in full before we or our subsidiary guarantors make any payment on our senior subordinated notes or related guarantees. Holders of our secured debt and the secured debt of any of our subsidiary guarantors similarly will have claims that are prior to claims of holders of our senior subordinated notes to the extent of the value of the assets securing such debt. The indenture governing the notes requires that amounts otherwise payable to holders of the notes in a bankruptcy or similar proceeding be paid to holders of senior debt instead. As a result, holders of our senior subordinated notes may receive less, ratably, than other creditors. We cannot assure you that sufficient assets will remain after making payments on our senior or secured debt to allow us to make any payments on our senior subordinated notes.
     We may not pay principal, premium, if any, interest or other amounts on account of our senior subordinated notes in the event of a payment default or other defaults permitting the acceleration of our designated senior indebtedness, including debt under the senior secured credit facility, unless the designated senior indebtedness has been paid in full, the default has been cured or, in the case of any such nonpayment defaults, a designated period of time has passed.
Fraudulent conveyance laws could void the guarantees of our senior subordinated notes.
     Under U.S. bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the subsidiary guarantor, at the time it incurred the indebtedness evidenced by its guarantee either (i) intended to hinder, delay or defraud any present or future creditor; or (ii) received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (a) was insolvent or rendered insolvent by reason of the incurrence of the guarantee; (b) was engaged in a business or transaction for which the subsidiary guarantor’s remaining assets constituted unreasonably small capital; or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
     Moreover, any payments made by a subsidiary guarantor pursuant to its guarantee could be voided and required to be returned to the subsidiary guarantor, or to a fund for the benefit of the creditors of the subsidiary guarantor. To the extent that any guarantee is voided as a fraudulent conveyance, the claims of holders of our senior subordinated notes with respect to such guarantee would be materially adversely affected.
     In addition, a legal challenge of a guarantee on fraudulent transfer grounds will focus on, among other things, the benefits, if any, realized by the relevant subsidiary guarantor as a result of the issuance of our senior subordinated notes. The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the governing law. Generally, however, a subsidiary guarantor would be considered insolvent if:
•	the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets; or

•	if the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
     On the basis of historical financial information, recent operating history and other factors, we believe that the subsidiary guarantees are being incurred for proper purposes and in good faith and that each subsidiary guarantor, after giving effect to its guarantee of our senior subordinated notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. There can be no assurance, however, as to what standard a court would apply in making such determinations or that a court would agree with our conclusions in this regard.
The interests of our stockholders may not be aligned with your interests as a holder of our senior subordinated notes.
     All of our issued and outstanding equity interests are held indirectly by iPayment Investors, a limited partnership controlled jointly by Gregory S. Daily, our Chairman and Chief Executive Officer, and Carl A. Grimstad, our President. Messrs. Daily and Grimstad own substantially all of the economic interests in iPayment Investors, and are the sole members of the board of directors of its general partner and are the sole members of our board of directors. Circumstances may occur in which the interests of iPayment Investors and its equity holders could be in conflict with the interests of the holders of our senior subordinated notes. Moreover, iPayment Investors’ equity holders may have interests in their other respective investments that could also be in conflict with the interests of the holders of our senior subordinated notes. In addition, iPayment Investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to holders of our senior subordinated notes. For example, iPayment Investors and its equity holders may cause us to pursue a growth strategy (including acquisitions which are not accretive to earnings), which could impact our ability to make payments under the indenture governing our senior subordinated notes and the senior secured credit facility or cause a change of control. In July 2006, iPayment Investors issued $75.0 million of notes payable in 2014, which are subordinated to all debt issued by us, and the net proceeds of which were used by iPayment Investors to pay a dividend to its equity holders. To the extent permitted by the indenture governing our senior subordinated notes and the senior secured credit facility, iPayment Investors may cause us to pay dividends rather than make capital expenditures.
In the event of a change of control, we may not be able to repurchase our senior subordinated notes as required by the indenture, which would result in a default under our indenture.
     Upon a change of control under the indenture, we will be required to offer to repurchase all of our senior subordinated notes then outstanding at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the repurchase date. Our senior secured credit facility provides that certain change of control events will be an event of default that will permit the required lenders thereunder to accelerate the maturity of all borrowings thereunder and terminate commitments to lend thereunder. An acceleration of the maturity of our senior secured credit facility would result in an event of default under our indenture. Any of our future debt agreements may contain similar provisions. We cannot assure you that we will have the financial resources to repurchase your senior subordinated notes, particularly if that change of control event triggers a similar repurchase requirement for, or results in the acceleration of other indebtedness. Our senior secured credit facility also prohibits us from redeeming or repurchasing our senior subordinated notes if a default exists under the senior secured credit facility and if we do not meet specified leverage ratios.
Changes in the financial and credit markets or in our credit ratings could adversely affect the market prices of our senior subordinated notes.
     The future market price of our senior subordinated notes depends on a number of factors, including:
•	the prevailing interest rates being paid by companies similar to us;

•	our ratings with major credit rating agencies; and

•	the overall condition of the financial and credit markets.

     The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Fluctuations in these factors could have an adverse effect on the market prices of our senior subordinated notes. In addition, credit rating agencies continually revise their ratings for companies that they follow, including us. We cannot assure you that any credit rating agencies that rate the senior subordinated notes will maintain their ratings on the senior subordinated notes. A negative change in our rating could have an adverse effect on the market price of the senior subordinated notes.
     Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes offered hereby. The market for the senior subordinated notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of the senior subordinated notes.
We cannot be sure that an active trading market will be maintained for our senior subordinated notes.
     While the senior subordinated notes are eligible for trading in The PORTAL Market, a screen-based automated market for trading securities for qualified institutional buyers, there is no public market for the notes. We do not intend to apply for a listing of any of the notes on any securities exchange. We do not know if an active market will develop for the notes, or if developed, will continue. If an active market is not developed or maintained, the market price and the liquidity of the senior subordinated notes may be adversely affected. In addition, the liquidity and the market price of the senior subordinated notes may be adversely affected by changes in the overall market for high yield securities and by changes in our financial performance or prospects, or in the prospects of the companies in our industry.
Risks Relating to Our Business
We have faced, and may in the future face, significant chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, and we face potential liability for merchant or customer fraud; we may not accurately anticipate these liabilities.
     We have potential liability for chargebacks associated with the transactions we process. If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. For example, our largest chargeback loss resulted in 2001 and 2002 from the substantial non-compliance by a merchant with the Visa and MasterCard card association rules. We were obligated to pay the resulting chargebacks and losses that the merchant was unable to fund, which totaled $4.7 million.
     We also have potential liability for losses caused by fraudulent credit card transactions. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card not present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the small merchants that we serve are small businesses that transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud than larger merchants. Because we target these merchants, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants.
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
     Charges incurred by us relating to chargebacks were $3.6 million, or 0.5% of revenues in 2006, $4.4 million, or 0.6% of revenues in 2005, and $3.9 million, or 1.1% of revenues in 2004.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions; if these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.
     Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. The principal sponsoring bank through which we process the significant majority of our transactions is JPMorgan Chase, and our other sponsoring banks are HSBC Bank USA and Bank of America.
     The initial term of our agreement with JPMorgan Chase lasts through April 2007 and is thereafter renewable at the agreement of the parties for successive one year periods. Our sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing services under the agreement. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks give the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales groups. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we guarantee that any of our sponsoring banks will not terminate their sponsorship of us in the future.
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
     We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. In particular, we rely on FDMS through which we have undertaken to process 75% of our annual transactions. We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio of at least $9.8 million in fiscal 2007, and for each subsequent year through 2011, of at least 70% of the amount of the processing fee paid during the immediately proceeding year. Our gross margins would be adversely affected if we were required to pay these minimum fees as a result of insufficient transactions processed by FDMS.
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
     Our success depends upon the continued services of our senior management and other key employees, in particular Gregory Daily, our Chairman and Chief Executive Officer, all of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of Mr. Daily, who has, along with our other senior managers, over their years in the industry, developed long standing and highly favorable relationships with independent sales groups, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees, particularly Mr. Daily, would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, including Mr. Daily, would adversely affect our business. We do not maintain any “key person” life insurance on any of our employees other than a $25.0 million policy on Mr. Daily.
The payment processing industry is highly competitive and such competition is likely to increase, which may further adversely influence our prices to merchants, and as a result, our profit margins.
     The market for credit and debit card processing services is highly competitive. The level of competition has increased in recent years, and other providers of processing services have established a sizable market share in the small merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital and technological, management and marketing resources than we have. There are also a large number of small providers of processing services that provide various ranges of services to small and medium sized merchants. This competition may influence the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Further, if the use of cards other than Visa or MasterCard, such as American Express, grows, or if there is increased use of debit cards this could reduce our average profit per transaction. In addition, our competitors continue to consolidate as large banks merge and combine their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us. The barriers to entry into our business are relatively low. Our future competitors may develop or offer services that have price or other advantages over the services we provide. If they do so and we are unable to respond satisfactorily, our business and financial condition could be adversely affected.
Increased attrition in merchant charge volume due to an increase in closed merchant accounts that we cannot anticipate or offset with new accounts may reduce our revenues.
     We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. We target small merchants that generally have a higher rate of insolvency than larger businesses. During 2006, we experienced average volume attrition of 1.0% to 1.5% per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. We cannot predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations.
Our operating results are subject to seasonality, and, if our revenues are below our seasonal norms during our historically stronger third and fourth quarters, our net income and cash flow could be lower than expected.
     We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first quarter of the calendar year and stronger during the second, third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the second, third or fourth quarter, our net income and cash flow could be lower than expected.

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
     We depend on the efficient and uninterrupted operations of our computer network systems, software and data centers. We do not presently have fully redundant systems. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems, errors or delays in the processing of payment transactions or other difficulties could result in:
•	additional development costs;

•	diversion of technical and other resources;

•	loss of merchants;

•	loss of merchant and cardholder data;

•	negative publicity;

•	harm to our business or reputation; or

•	exposure to fraud losses or other liability.
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
     Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third-party service providers to financial institutions. The law, however, is new and there have been very few rulings on its interpretation. We believe that current legislation permits us to access and use this information as we do now. The laws governing privacy generally remain unsettled, however, even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws or changes to existing privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we offer to our merchants or could impair the value of these services.
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
If we are required to pay state taxes on transaction processing, it could negatively impact our profitability.
     Transaction processing companies may become subject to state taxation of certain portions of their fees charged to merchants for their services. If we are required to pay such taxes and are unable to pass this tax expense through to our merchant clients, or produce increased cash flow to offset the taxes, these taxes would negatively impact our profitability.
The markets for the services that we offer may fail to expand or may contract and this could negatively impact our growth and profitability.
     Our growth and continued profitability depend on acceptance of the services that we offer. If demand for our services decreases, our profitability would be negatively impacted. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our services. Further, if our customers make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or other reasons could have a material adverse effect on our growth and revenue.
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
     Prior to the consummation of any acquisition, we perform a due diligence review of the provider of payment processing services or portfolio of merchant accounts that we propose to acquire. Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition. For example, in the past we were obligated to fund certain credits and chargebacks after discovering that a merchant account from an acquired merchant processing portfolio was in substantial violation of the Visa and MasterCard card association rules. In the future we may make acquisitions that may obligate us to make similar payments resulting in potentially significant, unanticipated costs.
We may encounter delays and operational difficulties in completing the necessary transfer of data processing functions and connecting systems links required by an acquisition, resulting in increased costs for, and a delay in the realization of revenues from, that acquisition.
     The acquisition of a provider of payment processing services, as well as a portfolio of merchant processing accounts, requires the transfer of various data processing functions and connecting links to our systems and those of our own third-party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, payment processing delays and errors may occur, resulting in a loss of revenues, increased merchant attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, our profits.

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
ITEM 1B. Unresolved Staff Comments
     None.
ITEM 2. Properties
     Our principal executive offices are located in approximately 6,700 square feet of leased office space in Nashville, Tennessee. We also lease approximately 27,000 square feet in Calabasas, California, approximately 14,000 square feet in Westchester, Illinois, approximately 6,000 square feet in Santa Barbara, California, approximately 2,500 square feet in Bridgeville, Pennsylvania, approximately 2,500 square feet in Gardnerville, Nevada, and approximately 11,700 square feet in Phoenix, Arizona. Our joint ventures, International Commerce Exchange and Central Payment Co., occupy approximately 6,700 square feet in a principal executive office in Syracuse, Utah and approximately 5,500 square feet in Larkspur, California, respectively. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our business.
ITEM 3. Legal Proceedings
     See Note 5 — Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for our common stock. On May 10, 2006, Holdings acquired all of our issued and outstanding common stock. Holdings is a wholly-owned subsidiary of iPayment Investors.
ITEM 6. Selected Financial Data

					Period from
					January 1	May 11
					through	through
	Year Ended December 31,				May 10,	December 31,
	2002	2003	2004	2005	2006	2006
	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor	Successor

Statement of Operations Data:
Revenues	$115,813	$226,052	$364,182	$702,712	$252,514	$481,474
Operating expenses:
Interchange	51,844	114,255	176,562	407,736	145,459	279,653
Other cost of services	47,796	76,571	135,316	213,138	76,994	147,055
Selling, general and administrative	6,541	8,012	12,437	18,062	14,432	13,017

Total operating expenses	106,181	198,838	324,315	638,936	236,885	439,725

Income from operations	9,632	27,214	39,867	63,776	15,629	41,749
Other income (expenses):
Interest expense, net	(6,894)	(9,928)	(2,707)	(8,657)	(5,229)	(39,591)
Other	(3,221)	(265)	279	(1,423)	(6,729)	(2,187)

Total other expense	(10,115)	(10,193)	(2,428)	(10,080)	(11,958)	(41,778)

Income (loss) before income taxes	(483)	17,021	37,439	53,696	3,671	(29)
Income tax provision	10	1,403	12,704	20,915	3,343	713
Minority interest income (expense)	—	—	—	606	522	(148)

Net income (loss)	$(493)	$15,618	$24,735	$33,387	$850	$(890)

Balance Sheet Data (as of period end)
Cash and cash equivalents	1,831	733	888	1,023	N/A	96
Working capital (deficit)	(14,181)	(1,045)	10,889	(4,679)	N/A	(10,819)
Total assets	116,981	201,943	336,248	340,981	N/A	783,426
Total long-term debt, including current portion	78,070	65,136	168,440	100,329	N/A	714,656
Stockholders’ equity	13,519	123,834	154,016	209,353	N/A	15,373

Financial and Other Data:
Charge volume (in millions) (unaudited) (1)	2,868	6,478	12,850	25,725	9,072	17,265
Capital expenditures	401	631	897	1,133	587	1,510
Ratio of earnings to fixed charges (2)	0.93	2.71	14.83	7.32	1.87	1.04

(1)	Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants, which is provided to us by our third-party processing vendors.

(2)	Computed in accordance with Item 503(d) of Regulation S-K. For purposes of computing the ratio of earnings to fixed charges, fixed charges consist of interest expense on long-term debt and capital leases, amortization of deferred financing costs and that portion of rental expense deemed to be representative of interest. Earnings consist of income (loss) before income taxes and minority interest, plus fixed charges and minority interest in pre-tax losses of subsidiaries that have not incurred fixed charges. For the fiscal year ended December 31, 2002, earnings were insufficient to cover fixed charges by $483,000. The ratio of earnings to fixed charges differs from the fixed charge coverage ratio computed for the purposes of the indenture governing our senior subordinated notes and from the consolidated interest coverage ratio computed for the purpose of the credit agreement governing the senior secured credit facility.
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
Executive Overview
     We are a provider of credit and debit card-based payment processing services to small merchants across the United States. As of December 31, 2006, we provided our services to over 140,000 small merchants. Our payment processing services enable our merchants to accept credit cards as well as other forms of electronic payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through over 1,000 independent sales groups, which gives us a non-employee, external sales force representing more than 3,500 sales professionals. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third-party processors such as FDMS and Vital Processing Services, and we rely on banks such as JPMorgan Chase to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, in our main operating center in Calabasas, California.
     Our strategy has been to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. Our operating results point to our successful execution of this strategy during 2006. Charge volume increased to $26,337 million in 2006 from $25,725 million in 2005, and revenues increased 4.5% to $734.0 million in 2006 from $702.7 million in 2005. These increases were primarily the result of the acquisition on National Processing Management Group (“NPMG”) in October 2005. Income from operations decreased to $57.4 million in 2006, from $63.8 million in 2005. Income from operations in 2006, is net of $0.8 million of share-based compensation expense recorded under SFAS No. 123R, as well as $6.9 million of compensation expense related to accelerated vesting of options and restricted stock recognized as a result of the Transaction. Income from operations for 2006, also included $1.0 million of incremental amortization expense as the result of the revaluation of intangible assets resulting from the Transaction and adoption of an accelerated amortization method for purchased portfolios. Excluding these items, income from operations would have increased to $66.1 million for 2006. We continued to improve operational efficiency in 2005. Our processing costs per transaction declined to 13.7 cents in 2006 from 14.1 cents in 2005.
     Net interest expense increased to $44.8 million in 2006 from $8.7 million in 2005, reflecting the increase in borrowings due to the merger transaction in May 2006 which is discussed in more detail below. Our effective income tax rate also increased to approximately 110% in 2006, from approximately 39% in 2005, primarily due to $7.2 million of expenses related to the merger transaction which are not deductible for tax purposes.
     As a result of the Transaction, the consolidated financial statements present our results of operations, financial position and cash flows prior to the date of the Transaction as the “Predecessor.” The financial effects of the Transaction and our results of operations, financial position and cash flows following the closing of the Transaction are presented as the “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the year ended December 31, 2006. However, in order to facilitate an understanding of our results of operations for the year ended December 31, 2006, in comparison with year ended December 31, 2005, in this section our Predecessor results and our Successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.
Acquisition by iPayment Holdings
     On May 10, 2006, pursuant to an Agreement and Plan of Merger dated as of December 27, 2005, by and among two new entities, iPayment, MergerCo and iPayment Holdings, MergerCo was merged with and into iPayment, Inc. (the “Transaction”), with iPayment, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of iPayment Holdings. Holdings is a wholly-owned subsidiary of iPayment Investors, which is a Delaware limited partnership formed by Gregory Daily, the Chairman and Chief Executive Officer of iPayment, Carl Grimstad, the President of iPayment, and certain parties related to them.
     The total amount of consideration required to consummate the merger and the related transactions was approximately $895.4 million, consisting of (1) approximately $800.0 million to fund the payment of the merger consideration and payments in respect of the cancellation of outstanding stock options, (2) approximately $70.0 million to repay certain existing indebtedness of iPayment and (3) approximately $25.4 million to pay transaction fees and expenses. These funds were obtained from equity and debt financings as follows:

•	equity financing in an aggregate amount of $170.0 million provided through (1) the delivery of an aggregate of $166.6 million of iPayment common stock by Mr. Daily, on his own behalf and on behalf of certain related parties, and by Mr. Grimstad, on his own behalf and on behalf of certain related parties, and (2) approximately $3.4 million of cash provided by Mr. Daily;

•	a term loan of $515.0 million pursuant to a credit facility entered into between iPayment and a syndicate of lenders, which also included a $60.0 million revolving credit facility;

•	approximately $202.2 million raised through the issuance by iPayment of private notes; and

•	approximately $8.2 million funded by cash on hand and borrowings under the revolving credit facility described above.
Acquisitions
     Since December 2003, we have expanded our card-based payment processing services through the acquisition of four businesses, two significant portfolios and several smaller portfolios of merchant accounts, as set forth below. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 56,000 active small merchants on January 1, 2003, to over 140,000 on December 31, 2006. In addition, primarily due to these acquisitions, our revenues increased to $734.0 million in 2006, from $702.7 million in 2005 and $364.2 million in 2004.
     The following table lists each of the acquisitions that we have made since December 2003:

Acquired Business or Significant
Portfolio of Merchant Accounts	Date of Acquisition

FDMS Bank Portfolio	December 2003
Transaction Solutions	September 2004
FDMS Merchant Portfolio	December 2004
Petroleum Card Services	January 2005
iPayment ICE of Utah, LLC	June 2005
National Processing Management Group	October 2005
     On December 19, 2003, we entered into an asset purchase agreement with FDMS pursuant to which we acquired the FDMS Bank Portfolio for a price of $55.0 million in cash. Pursuant to the terms of the asset purchase agreement, we commenced receiving revenue from these accounts on January 1, 2004. In order to finance the acquisition, we increased our borrowing capacity under our revolving credit facility from $30.0 million to $65.0 million. We borrowed $45.0 million under our credit facility and used available cash for the balance of the purchase price. We are currently a customer of FDMS for merchant processing services.
     On September 15, 2004, we entered into an agreement to purchase substantially all the assets of TS Black and Gold, LP (“Transaction Solutions”). Transaction Solutions is a provider of credit card transaction processing services. Consideration included cash at closing and contingent payments based upon future performance over two years, all of which was paid as of December 31, 2006. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Transaction Solutions from September 1, 2004, are included in our consolidated statements of operations.
     On December 27, 2004, we entered into an asset purchase agreement with FDMS, pursuant to which we acquired the FDMS Merchant Portfolio for a price of $130.0 million in cash. Pursuant to the terms of the asset purchase agreement, the acquisition became effective on December 31, 2004, and we commenced receiving revenue from the merchant accounts on January 1, 2005. We expanded our existing credit facility from $80.0 million to $180.0 million to finance the purchase. The transaction also strengthened our existing strategic relationship with First Data’s merchant services unit. We will continue to utilize processing services from First Data for the acquired portfolio.

     In January 2005, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of Petroleum Card Services. Consideration included cash at closing and a contingent payment based on performance over the first two years. The first year contingent payment criteria was achieved and accrued for in our consolidated balance sheet as of December 31, 2005, and was subsequently paid in January 2006. Petroleum Card Services is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Petroleum Card Services from January 1, 2005, are included in our consolidated income statements.
     In June 2005, we acquired a 51% interest in the joint venture iPayment ICE of Utah, LLC, a provider of credit card transaction processing services (“ICE”). The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of ICE from June 1, 2005, are included in our consolidated income statements.
     In October 2005, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of National Processing Management Group (“NPMG”). Consideration included cash at closing and contingent payment based on performance in 2006 and 2007. The first year contingent payment criteria were achieved and accrued for in our consolidated balance sheet as of December 31, 2006, and subsequently paid in February 2007. NPMG is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of NPMG from October 1, 2005, are included in our consolidated income statements.
     For the year ended December 31, 2006, revenues attributable to acquisitions were $25.1 million or 80.2% of our total growth in revenues over 2005. For the year ended December 31, 2005, revenues attributable to acquisitions were $295.9 million or 87.4% of our total revenue growth from 2004. If we engage in fewer acquisitions in the future, the revenues attributable to new acquisitions may decline as a percentage of our total revenues.
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
Critical Accounting Policies
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.
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
     We completed our most recent annual goodwill impairment review as of July 31, 2006, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of December 31, 2006, and determined no impairment charge was required.

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
     For all periods through the period ended May 10, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during the same periods. Effective May 11, 2006, we adopted such an accelerated method of amortization over a 15-year period. We will monitor our actual attrition rate and adjust amortization schedules accordingly to the extent necessary. We believe that the accelerated method of amortization better approximates the distribution of actual cashflows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years.
     Share-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, Accounting for Share-based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the period from January 1, 2006 through May 10, 2006 (Predecessor), was $4,467,000, with an associated tax benefit of $1,742,000. The share-based compensation expense recognized for the period from January 1, 2006, through May 10, 2006 (Predecessor), includes $3,633,000 (with an associated tax benefit of $1,417,000) due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized under SFAS No. 123R for the period from May 11, 2006 to December 31, 2006 (Successor), as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
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
     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At December 31, 2006, we had approximately $2.4 million of federal net operating loss carryforwards related to prior years that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $0.7 million as of December 31, 2006.

     Minority Interest. During the second quarter of 2005, we acquired a 51 percent interest in a joint venture with a direct sales group, and during the first quarter of 2006, we acquired a 20 percent interest in another direct sales group. Minority interest in losses of consolidated subsidiaries listed on the Consolidated Income Statements represents the minority shareholders’ share of the after-tax net income or loss of these entities. The minority interest in equity of consolidated subsidiaries listed on the Consolidated Balance Sheets reflects the original investments by the minority shareholders, along with their proportionate share of the earnings or losses of the consolidated subsidiaries. In 2006, we absorbed the cumulative losses in the direct sales group acquired in 2006 to the extent such losses exceeded the minority partners’ investment.
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
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at December 31, 2006, was $3.8 million, and was included as other liabilities in our consolidated balance sheet. The underlying terms of the interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive gain in our consolidated balance sheet.
     Merger Transaction. We accounted for the Transaction in conformity with SFAS No. 141, Business Combinations, and EITF No. 88-16, Basis in Leveraged Buyout Transactions. The total cost of the purchase was allocated as a partial change in basis to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the merger based upon an independent valuation. The excess of the purchase price over the historical basis of the net assets acquired was $486.7 million and has been allocated to goodwill.
Components of Revenues and Expenses
     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from certain agent bank portfolios acquired from First Data Merchant Services Corporation (the “FDMS Agent Bank Portfolio”) are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
     The most significant component of operating expenses is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are based on transaction processing volume and are recognized at the time transactions are processed.
     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants primarily include residual payments to independent sales groups, which are commissions we pay to our independent sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method based on an average historical attrition rate of approximately 15% per year over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolio. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.
     Selling, general and administrative expenses consist primarily of salaries and wages, including share-based compensation recognized under SFAS No. 123R, as well as other general administrative expenses such as professional fees.
Seasonality
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

Results of Operations
Years ended December 31, 2006 and 2005 (in thousands, except percentages)
     In accordance with GAAP, our predecessor results have not been aggregated with our successor results and, accordingly, our audited financial statements do not show results of operations or cash flows for the year ended December 31, 2006. However, in order to facilitate an understanding of our results of operations for the year ended December 31, 2006 in comparison with the comparable period in 2005, we present and discuss our predecessor results and our successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the predecessor and successor results.
     The following table sets forth our operating results for the periods indicated as a percentage of our revenues:

		% of		% of
		Total		Total	Change
	2006	Revenue	2005	Revenue	Amount	%

Statement of Operations Data:
Revenues	$733,988	100.0%	$702,712	100.0%	$31,276	4.5%
Operating expenses:
Interchange	425,112	57.9%	407,736	58.0%	17,376	4.3%
Other cost of services	224,049	30.5%	213,138	30.3%	10,911	5.1%
Selling, general and administrative	27,449	3.7%	18,062	2.6%	9,387	52.0%

Total operating expenses	676,610	92.2%	638,936	90.9%	37,674	5.9%

Income from operations	57,378	7.8%	63,776	9.1%	(6,398)	-10.0%
Other income (expenses):
Interest expense, net	(44,820)	-6.1%	(8,657)	-1.2%	(36,163)	417.7%
Other, net	(8,916)	-1.2%	(1,423)	-0.2%	(7,493)	526.6%

Total other expense, net	(53,736)	-7.3%	(10,080)	-1.4%	(43,656)	433.1%

Income before income taxes	3,642	0.5%	53,696	7.6%	(50,054)	-93.2%
Income tax provision	4,056	0.6%	20,915	3.0%	(16,859)	-80.6%
Minority interest income	374	0.1%	606	0.1%	(232)	-38.3%

Net (loss) income	$(40)	0.0%	$33,387	4.8%	$(33,427)	-100.1%

Other Data:
Cash flows provided by (used in):
Operating activities	$58,228		$76,228
Investing activities	$(27,160)		$(26,062)
Financing activities	$(31,995)		$(50,031)
EBITDA (a)	$88,420		$103,616
Adjusted EBITDA (a)	$105,055		$105,039

(a)	EBITDA is defined as net income (loss) before (i) depreciation and amortization, (ii) net interest expense, and (iii) provision (benefit) for income taxes. Adjusted EBITDA excludes certain additional items. We consider EBITDA and adjusted EBITDA to be important indicators of the performance of our business. We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to service or incur indebtedness, make capital expenditures and finance working capital requirements. EBITDA and adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do and EBITDA and adjusted EBITDA may not be comparable with similarly titled measures reported by other companies. The reconciliation of net income (loss) under GAAP to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	2006	2005
Net (loss) income	$(40)	$33,387
Interest expense, net	44,820	8,657
Income tax provision	4,056	20,915
Depreciation and amortization	39,584	40,657

EBITDA	88,420	103,616
Stock-based compensation (1)	7,719	—
Other expense (2)	8,916	1,423

Adjusted EBITDA	$105,055	$105,039

(1)	Represents compensation expense related to stock options granted to employees recognized due to the adoption of SFAS No. 123R on January 1, 2006, and compensation expense related to the accelerated vesting of stock options and restricted stock recognized as a result of the closing of the Transaction on May 10, 2006.

(2)	Represents certain expenses of the Company primarily related to the Transaction which closed on May 10, 2006.
     Revenues. Revenues increased 4.5% to $734.0 million in 2006 from $702.7 million in 2005. This increase was primarily due to our acquisition of NPMG in October 2005, which resulted in an increase in revenues of $19.8 million, representing 63.1% of our total growth in revenues over the prior period.
     Interchange. Interchange expense increased 4.3% to $425.1 million in 2006 from $407.7 million in 2005. This increase was consistent with the increase in revenues and was primarily the result of increased charge volume due to the NPMG acquisition. Interchange expense as a percentage of revenues remained relatively constant at 57.9% in 2006 compared to 58.0% in 2005.
     Other Costs of Services. Other costs of services increased 5.1% to $224.0 million in 2006 from $213.1 million in 2005. Other costs of services represented 30.5% of revenues in 2006 as compared to 30.3% of revenues in 2005. Other costs of services as a percentage of revenues increased primarily due to an increase in residual expense.
     Selling, General and Administrative. Selling, general and administrative expenses increased 52.0% to $27.5 million in 2006 from $18.1 million in 2005. The increase was primarily due to the recognition of $4.5 million of additional compensation expense due to the adoption of SFAS No. 123R in January 2006 ($3.6 million of which was accelerated as a result of the Transaction), and a $3.2 million increase in amortization of restricted stock due to the accelerated vesting of restricted stock as a result of the Transaction. Selling, general and administrative expenses as a percentage of revenues increased to 3.7% in 2006 compared to 2.6% in 2005, due to the recognition of the share-based compensation items..
     Other Expense. Other expense increased $43.6 million to $53.7 million in 2006 from $10.1 million in 2005. Other expense in 2006 primarily consisted of $44.8 million of net interest expense and $8.9 million of expenses related to the Transaction. Other expense increased due to an increase in expenses related to the Transaction, including an increase in interest expense resulting from an increase in borrowings to fund the Transaction.
     Income Tax. Income tax expense decreased $16.9 million to $4.0 million in 2006 from $20.9 million in 2005 due to a decrease in taxable income which was primarily a result of the increase in interest expense. Income tax expense as a percentage of income before taxes was 110.9% in 2006, compared to 39.0% in 2005. The increase in the effective tax rate was caused by approximately $7.2 million of Transaction-related expenses which were not deductible for tax purposes.

     Minority Interest. Minority interest income decreased $0.2 million to $0.4 million in 2006 from $0.6 million in 2005. Minority interest income comes from our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. Both of these entities are presented on a consolidated basis in our consolidated financial statements. In 2006, we absorbed the cumulative losses in the direct sales group acquired in 2006 to the extent such losses exceeded the minority partners’ investment.
     EBITDA and Adjusted EBITDA. EBITDA decreased $15.2 million to $88.4 million in 2006 from $103.6 million in 2005. The decrease was primarily the result of $7.7 million of share-based compensation expense recognized due to the adoption of FAS 123R on January 1, 2006, and the accelerated vesting of stock options and restricted stock as a result of the closing of the Transaction on May 10, 2006, and a $7.5 million increase in other Transaction-related charges incurred during the year. Adjusted EBITDA, which excludes the aforementioned share-based and Transaction-related expenses, increased slightly to $105.1 million in 2006 compared to $105.0 million in 2005.
Years ended December 31, 2005 and 2004 (in thousands, except percentages)
     The following table sets forth our operating results for the periods indicated as a percentage of our revenues:

		% of		% of
		Total		Total	Change
	2005	Revenue	2004	Revenue	Amount	%

Statement of Operations Data:
Revenues	$702,712	100.0%	$364,182	100.0%	$338,530	93.0%
Operating expenses:
Interchange	407,736	58.0%	176,562	48.5%	231,174	130.9%
Other cost of services	213,138	30.3%	135,316	37.2%	77,822	57.5%
Selling, general and administrative	18,062	2.6%	12,437	3.4%	5,625	45.2%

Total operating expenses	638,936	90.9%	324,315	89.1%	314,621	97.0%

Income from operations	63,776	9.1%	39,867	10.9%	23,909	60.0%
Other income (expenses):
Interest expense, net	(8,657)	-1.2%	(2,707)	-0.7%	(5,950)	219.8%
Other, net	(1,423)	-0.2%	279	0.1%	(1,702)	-610.0%

Total other expense, net	(10,080)	-1.4%	(2,428)	-0.7%	(7,652)	315.2%

Income before income taxes	53,696	7.6%	37,439	10.3%	16,257	43.4%
Income tax provision	20,915	3.0%	12,704	3.5%	8,211	64.6%
Minority interest income	606	0.1%	—	0.0%	606	N/M

Net income	$33,387	4.8%	$24,735	6.8%	$8,652	35.0%

Other Data:
Cash flows provided by (used in):
Operating activities	$76,228		$38,451
Investing activities	$(26,062)		$(143,576)
Financing activities	$(50,031)		$105,280
EBITDA (a)	$103,616		$60,289
Adjusted EBITDA (a)	$105,039		$60,010

(a)	EBITDA is defined as net income (loss) before (i) depreciation and amortization, (ii) net interest expense, and (iii) provision (benefit) for income taxes. Adjusted EBITDA excludes certain additional items. We consider EBITDA and adjusted EBITDA to be important indicators of the performance of our business. We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to service or incur indebtedness, make capital expenditures and finance working capital requirements. EBITDA and adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do and EBITDA and adjusted EBITDA may not be comparable with similarly titled measures reported by other companies. The reconciliation of net income (loss) under GAAP to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	2005	2004
Net income	$33,387	$24,735
Interest expense, net	8,657	2,707
Income tax provision	20,915	12,704
Depreciation and amortization	40,657	20,143

EBITDA	103,616	60,289
Other expense (1)	1,423	(279)

Adjusted EBITDA	$105,039	$60,010

(1)	Represents certain expenses of the Company primarily related to the Transaction which closed on May 10, 2006.
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
     Other Expense. Other expense in 2005 primarily consisted of $8.7 million of net interest expense. Other expense also included $1.5 million of expenses incurred by the Special Committee of the Board of Directors related to the evaluation of strategic alternatives. Other expense increased $7.7 million from $2.4 million in 2004, primarily due to an increase in interest expense resulting from an increase in borrowings to fund acquisitions.
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

     EBITDA and Adjusted EBITDA. EBITDA increased $43.3 million to $103.6 million in 2005 from $60.3 million in 2004. The increase was primarily due to the acquisition of the FDMS Merchant Portfolio in December 2004, slightly offset by $1.4 million of other expense primarily related to the Transaction. Adjusted EBITDA, which excludes other expenses, increased $45.0 million to $105.0 million in 2005 compared to $60.0 million in 2004.
Liquidity and Capital Resources
     As of December 31, 2006, we had cash and cash equivalents totaling $0.1 million, compared to $1.0 million as of December 31, 2005. We had a net working capital deficit (current liabilities in excess of current assets) of $10.8 million at December 31, 2006, compared to $4.7 million as of December 31, 2005. The decrease in working capital was primarily due to the current portion of the new credit facility entered into as part of the Transaction. There was no current portion due under our previous facility. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to satisfy our current obligations.
Operating activities
     Net cash provided by operating activities was $58.2 million in 2006, consisting of a net loss of less than $0.1 million, adjusted for depreciation and amortization of $39.6 million, share-based compensation of $7.7 million, noncash interest expense of $4.3 million and net favorable changes in operating assets and liabilities of $6.7 million. The net favorable change in operating assets and liabilities was primarily caused by an increase in accrued interest resulting from the senior subordinated notes issued as part of the Transaction.
     Net cash provided by operating activities was $76.2 million in 2005, consisting of net income of $33.4 million, depreciation and amortization of $40.7 million, noncash interest expense of $1.0 million, and a net favorable change in operating assets and liabilities of $1.2 million. The net favorable change in operating assets and liabilities was primarily caused by a reduction in prepaid monthly interchange expenses, an increase in income taxes payable, and an increase accrued residual payments and other processing costs at year-end. We are no longer required to pre-fund the aforementioned monthly interchange expenses to JPMorgan Chase. These favorable items were partially offset by an increase in accounts receivable due to the addition of net revenues from the FDMS Merchant portfolio in January 2005, and an increase in deferred tax assets due to timing differences related to amortization of our portfolio acquisitions.
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
Investing activities
     Net cash used by investing activities was $27.2 million in 2006. Net cash used by investing activities consisted of $26.2 million paid for earnout payments associated with acquisitions from a prior period, $0.9 million of acquisitions of residual cash flow streams and $2.1 million of capital expenditures, partially offset by a $2.0 million reduction in restricted cash. Other than contingent earnout payments described under “Contractual Obligations”, we currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $26.1 million in 2005. Net cash used by investing activities primarily consisted of $24.1 million paid for the purchases of two businesses (Petroleum Card Services and National Processing Management Group), an earnout payment, and a 51% interest in a joint venture with a direct sales group, as well as the acquisition of several residual cash flow streams.
     Net cash used in investing activities was $143.6 million in 2004. Cash paid for acquisitions of a business and portfolios, as well as the acquisition of several residual cash flow streams and other intangibles, was $148.6 million. These payments were partially offset by a net decrease in restricted cash of $7.9 million due to funds held on deposit by a former sponsor bank that were returned to us. Total capital expenditures for 2004 were $0.9 million.

Financing activities
     Net cash used by financing activities was $32.0 million in 2006, consisting primarily of $633.6 million to repurchase common stock as part of the Transaction and net repayments on our revolving credit facility and term loans of $99.2 million and $3.9 million, respectively, partially offset by $701.0 million of net proceeds from the issuance of debt and approximately $3.4 million contributed by Mr. Daily to effect the Transaction.
     Net cash used in financing activities was $50.0 million in 2005, consisting of net repayments on our credit facility of $52.5 million and repayment of other long-term debt of $0.7 million, partially offset by $3.2 million of proceeds from stock option exercises.
     Net cash provided by financing activities was $105.3 million in 2004, primarily consisting of $107.5 million of net borrowings on our credit facility.
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolving credit facility matures on May 10, 2012. At December 31, 2006, we had outstanding $511.1 million of term loans at a weighted average interest rate of 7.36% and $0.9 million outstanding under the revolving credit facility at a weighted average interest rate of 9.50%.
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
     On May 10, 2006, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The Notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement, plus accrued and unpaid interest. The Notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.
     We had net capitalized debt issuance costs related to the New Facility totaling $7.1 million and net capitalized debt issuance costs related to the Notes totaling $8.0 million as of December 31, 2006. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $1.4 million for the period from May 11 to December 30, 2006 (Successor). Amortization expense for debt issuance costs related to our previous credit facility were $0.4 million for the period from January 1 through May 10, 2006 (Predecessor). The remaining unamortized balance of debt issuance costs related to our previous credit facility in the amount of $2.5 million were written off to interest expense as a result of the Transaction as of May 10, 2006.

Contractual Obligations
     The following table of our material contractual obligations as of December 31, 2006, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future EBITDA results. In 2006, we paid $26.2 million in earnout payments. We currently estimate that we will pay an aggregate of $11.0 to $18.0 million in additional earnout payments in 2007 and 2008, combined.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Credit facility	$511,988	$5,150	$10,300	$10,300	$486,238
Senior Notes	205,000	—	—	—	205,000
Interest (1)	394,630	57,776	113,860	112,344	110,650
Capital lease obligations	231	91	126	14	—
Operating lease obligations	3,809	1,441	2,084	284	—
Purchase obligations (2)(3)(4)	33,293	12,845	14,714	5,734	—

Total contractual obligations	$1,148,951	$77,303	$141,084	$128,676	$801,888

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of December 31, 2006, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 6 to our Consolidated Financial Statements

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $9.8 million in fiscal 2007, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2007, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2006, and are excluded from this table.
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

New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on its results of operations and financial position.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement to its financial position and results of operations.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of December 31, 2006, $512.0 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.5 million.
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

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of iPayment, Inc.:
     We have audited the accompanying consolidated balance sheets of iPayment, Inc. (a Delaware Corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in the relation to the basic financial statements take as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 8, 2007

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share amounts)

	December 31,	December 31,
	2006	2005
	Successor	Predecessor
	(Note 1)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$96	$1,023
Accounts receivable, net of allowance for doubtful accounts of $275 and $508 at December 31, 2006 and 2005, respectively	23,050	22,718
Prepaid expenses and other current assets	2,685	2,549

Total current assets	25,831	26,290

Restricted cash	1,036	3,090
Property and equipment, net	3,925	2,907
Intangible assets, net of accumulated amortization of $24,769 and $65,199 at December 31, 2006 and 2005, respectively.	226,776	192,343
Goodwill, net	506,078	105,178
Deferred tax asset, net	—	5,757
Other assets, net	19,780	5,416

Total assets	$783,426	$340,981

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,933	$1,697
Income taxes payable	508	4,697
Accrued liabilities and other	24,968	24,474
Current portion of long-term debt	5,241	101

Total current liabilities	36,650	30,969

Minority interest in equity of consolidated subsidiaries	155	431
Deferred tax liabilities	14,331	—
Long-term debt	709,415	100,228
Other liabilities	5,985	—

Total liabilities	766,536	131,628

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 17,422,800 shares authorized, no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2006; 180,000,000 shares authorized, 17,725,181 shares issued and outstanding at December 31, 2005	20,055	155,870
Deferred compensation	—	(3,413)
Accumulated other comprehensive loss, net of tax benefits of $1,517 on December 31, 2006	(2,275)	—
(Accumulated deficit) Retained earnings	(890)	56,896

Total stockholders’ equity	16,890	209,353

Total liabilities and stockholders’ equity	$783,426	$340,981

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Period from
	May 11	January 1
	through	through	Year ended
	December 31,	May 10,	December 31,
	2006	2006	2005	2004

	Successor	Predecessor	Predecessor	Predecessor

Revenues	$481,474	$252,514	$702,712	$364,182

Operating expenses:
Interchange	279,653	145,459	407,736	176,562
Other costs of services	147,055	76,994	213,138	135,316
Selling, general and administrative	13,017	14,432	18,062	12,437

Total operating expenses	439,725	236,885	638,936	324,315

Income from operations	41,749	15,629	63,776	39,867

Other expense (income), net:
Interest expense, net	39,591	5,229	8,657	2,707
Other expense (income), net	2,187	6,729	1,423	(279)

(Loss) Income before income taxes and minority interest in losses of consolidated subsidiary	(29)	3,671	53,696	37,439

Income tax provision	713	3,343	20,915	12,704

Minority interest in losses of consolidated subsidiary	(148)	522	606	—

Net (loss) income	$(890)	$850	$33,387	$24,735

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME
(In thousands, except share data)

	Stockholders' Equity
				Accumulated
				Other	Retained
	Common Stock		Deferred	Comprehensive	Earnings
	Shares	Cost	Compensation	Loss	(Deficit)	Total

Balance at December 31, 2003	16,408,052	$125,060	$—	$—	$(1,226)	$123,834
Exercise of stock options and related tax benefits	256,647	4,333	—	—	—	4,333
Issuance of restricted stock to employees	93,192	3,410	(3,410)	—	—	—
Amortization of restricted stock	—	—	1,092	—	—	1,092
Issuance of stock options to nonemployees for services rendered	—	22	—	—	—	22
Net income	—	—	—	—	24,735	24,735

Balance at December 31, 2004	16,757,891	$132,825	$(2,318)	$—	$23,509	$154,016
Exercise of stock options and related tax benefits	240,448	5,307	—	—	—	5,307
Issuance of restricted stock to employees	100,000	3,625	(3,625)	—	—	—
Amortization of restricted stock	—	—	1,530	—	—	1,530
Restricted stock cancelled	(35,228)	(1,334)	1,000	—	—	(334)
Conversion of debt to common stock	662,070	15,331	—	—	—	15,331
Issuance of stock options to nonemployees for services rendered	—	116	—	—	—	116
Net income	—	—	—	—	33,387	33,387

Balance at December 31, 2005	17,725,181	$155,870	$(3,413)	$—	$56,896	$209,353
Exercise of stock options and related tax benefits	16,508	10,154	—	—	—	10,154
Amortization of restricted stock	—	—	3,413	—	—	3,413
Issuance of stock options to nonemployees for services rendered	—	42	—	—	—	42
Stock options issued to employees	—	4,467	—	—	—	4,467
Net income	—	—	—	—	850	850

Balance at May 10, 2006	17,741,689	$170,533	$—	$—	$57,746	$228,279
Repurchase of common stock	(17,741,689)	(633,702)	—	—	—	(633,702)
Revaluation of equity following change of control	100	483,224	—	—	(57,746)	425,478
Comprehensive income:
Net loss	—	—	—	—	(890)	(890)
Unrealized loss on fair value of derivatives, net of tax benefit of $1,517	—	—	—	(2,275)	—	(2,275)

Total comprehensive income						(3,165)

Balance at December 31, 2006	100	$20,055	$—	$(2,275)	$(890)	$16,890

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Period from
	May 11	January 1
	through	through	Year ended
	December 31,	May 10	December 31,
	2006	2006	2005	2004

	Successor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities
Net (loss) income	$(890)	$850	$33,387	$24,735
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,305	17,279	40,657	20,143
Stock-based compensation	3,253	4,466	—	—
Noncash interest expense	1,340	2,958	987	681
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(13,820)	13,488	(5,687)	(3,923)
Prepaid expenses and other current assets	319	(461)	4,260	(4,137)
Other assets	5,978	(6,017)	(5,757)	(2,922)
Accounts payable and income taxes payable	4,653	(4,444)	3,961	(625)
Accrued liabilities and other	(13,351)	20,322	4,420	4,499

Net cash provided by operating activities	9,787	48,441	76,228	38,451

Cash flows from investing activities
Change in restricted cash	1,004	1,050	209	7,893
Expenditures for property and equipment	(1,510)	(587)	(1,133)	(897)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(355)	(524)	(24,148)	(148,572)
Payments related to businesses previously acquired	(14,738)	(11,500)	(990)	(2,000)

Net cash used in investing activities	(15,599)	(11,561)	(26,062)	(143,576)

Cash flows from financing activities
Net repayments (borrowings) on line of credit	850	(100,000)	(52,500)	107,500
Proceeds received in exchange for ownership interest in Successor company	3,378	—	—	—
Repayments of debt	(3,920)	(28)	(721)	(4,526)
Proceeds from issuance of debt, net of finance costs	(120)	701,165	—	—
Repurchase of common stock	(633,702)	—	—	—
Proceeds from issuance of common stock	—	382	3,190	2,306

Net cash (used in) provided by financing activities	(633,514)	601,519	(50,031)	105,280

Net (decrease) increase in cash and cash equivalents	(639,326)	638,399	135	155
Cash and cash equivalents, beginning of period	639,422	1,023	888	733

Cash and cash equivalents, end of period	$96	$639,422	$1,023	$888

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$321	$4,866	$20,179	$9,968
Cash paid during the period for interest	$35,015	$2,663	$8,241	$1,753

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$5,168	$—	$9,500	$—
Restricted stock issued to employees	$—	$—	$3,625	$3,410
Cancellation of restricted stock issued to employees	$—	$—	$1,334	$—
Conversion of debt to common stock	$—	$—	$15,331	$—

Non-cash increases in assets from acquisitions:
Intangible assets	$71,707	$—	$—	$—
Goodwill	$379,091	$—	$—	$—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     On May 10, 2006, the Company completed a merger transaction with iPayment Holdings, Inc. (“Holdings”) pursuant to which iPayment MergerCo, Inc. (“MergerCo”) was merged with and into the Company, with the Company remaining as the surviving corporation and a wholly-owned subsidiary of Holdings (the “Transaction”) as further described below. As a result of the Transaction, the Company’s results of operations, financial position and cash flows prior to the date of the Transaction are presented as the “Predecessor.” The financial effects of the Transaction and the Company’s results of operations, financial position and cash flows as the surviving corporation following the Transaction are presented as the “Successor.” The Transaction has been accounted for as a purchase at the parent company level (iPayment Holdings), with the related purchase accounting adjustments pushed down to the Company, as discussed further below.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment”, the “Company”, “we”, “us”, “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying audited consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Minority Interest in Equity of Consolidated Subsidiaries” on our consolidated balance sheets.
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
Going Private and Financing Transactions
     Pursuant to an Agreement and Plan of Merger dated as of December 27, 2005, by and among the Company, MergerCo, and Holdings, MergerCo was merged with and into the Company on May 10, 2006, with the Company remaining as the surviving corporation and as a wholly-owned subsidiary of Holdings. Holdings is a wholly-owned subsidiary of iPayment Investors, Inc. (“Investors”), which is a Delaware corporation formed by Gregory S. Daily, the Company’s Chairman and Chief Executive Officer, Carl Grimstad, the Company’s President, and certain parties related to them. Pursuant to an exchange agreement, dated as of December 27, 2005, Mr. Daily and his affiliates exchanged all of their equity interests in the Company for equity securities of Holdings, and Mr. Grimstad and his affiliates exchanged 72.9% of their equity interests in the Company for equity securities of Holdings. Our senior subordinated resulted in an increase to these shareholders’ residual interests in the Successor company of $16.2 million. In addition, Mr. Daily contributed approximately $3.4 million in cash for equity securities in Holdings. Holdings paid $43.50, without interest, in exchange for each issued and outstanding share of the Company’s common stock (other than shares of the Company’s common stock held by Holdings or any of its subsidiaries immediately prior to the effective time of the merger, shares of the Company’s common stock held by the Company or any of its subsidiaries and shares of the Company’s common stock held by the Company’s stockholders who perfected their appraisal rights under Delaware law). In addition, Holdings paid the excess, if any, of $43.50 over the per share exercise price of each option outstanding at the effective time of the merger to purchase the Company’s common stock granted under any of the Company’s option plans. No merger consideration was paid for shares that were exchanged for equity securities of Holdings. On June 28, 2006, iPayment Investors, Inc. was converted into a limited partnership as iPayment Investors, L.P.
     Total consideration given in the Transaction was $800.0 million paid to purchase the outstanding shares of the Company. In addition, the Company paid the outstanding balance of $70.0 million under the Company’s previous credit facility and $25.4 million of transaction costs. The Transaction was funded with $170.0 million of equity financing, approximately $515.0 million from a term loan facility and net proceeds of $202.2 million from the issuance of 9 3/4% senior subordinated notes due in 2014, with the balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
funded by borrowings under the Company’s new $60.0 million revolving credit facility. The credit agreements and the indenture governing the 2014 Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries. The senior secured credit facility and senior subordinated notes are more fully described in Note 6.
     The Company has prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. As part of this allocation, approximately $486.7 million was assigned to goodwill and $251.2 million to identifiable intangible assets, resulting in an increase of $379.1 million and $71.7 million in goodwill and intangible assets, respectively, over the historical basis prior to the Transaction. Of the amount allocated to intangible assets, $250.3 million relates to the Company’s merchant processing portfolios and residual cash flow streams and the remaining $0.9 million is primarily attributable to merchant portability. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leverage Buyout Transactions, the continuing residual interest of the owners of Investors has been reflected at its original cost adjusted for their share of the Company’s equity adjustments since the date of the original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16, only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s net assets and liabilities being adjusted by approximately 88.5% of the difference between the fair value at the date of acquisition and the predecessor basis under EITF 88-16.
     The following table presents the unaudited pro forma results as if the Transaction and related financing had occurred at the beginning of each of the periods presented (in thousands):

	Year ended December 31,
	2006	2005	2004
Gross revenues	$733,988	$702,712	$364,182
Income from operations	$64,532	$64,254	$39,781
Interest expense	$60,719	$60,719	$60,719
Net income (loss)	$2,626	$2,798	$(12,602)
     The unaudited pro froma results shown include incremental amortization and interest expense and related tax benefits as if the debt incurred in the transaction had been incurred on January 1, 2004, and assumes no principal payments. The assumed interest rates are those in effect as of December 31, 2006, and the assumed effective tax rate is 39.0%. The unaudited pro forma results exclude expenses related to the Transaction, including compensation expense related to stock options and restricted stock of $7.9 million, $1.7 million and $1.1 million for 2006, 2005 and 2004, respectively, and professional fees and other Transaction-related expenses of $8.8 million and $1.5 million for 2006 and 2005, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the Transaction and related financing had occurred at the beginning of the periods presented.
     As a result of the Transaction, the Company has 100 shares of common stock outstanding at December 31, 2006. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of iPayment, Inc. and its wholly owned subsidiaries iPayment of California, LLC, 1st National Processing Inc, E-Commerce Exchange Inc, iPayment of Maine, Inc, OnLine Data Corporation, CardSync Processing, Inc, CardPayment Solutions, LLC, Acquisition Sub, LLC, TS Acquisition Sub, LLC, PCS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc, NPMG Acquisition Sub, LLC and iPayment Acquisition Sub, iPayment of Eureka, Inc, iPayment ICE Holdings, Inc, and iPayment Central Holdings, Inc., as well as its joint venture subsidiaries iPayment ICE of Utah, LLC and Central Payment Co., LLC. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between iPayment, Inc., including its subsidiaries, and its directors and officers are disclosed as related party transactions (Note 9).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by VISA and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired as part of the FDMS acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
     Other costs of services include costs directly attributable to processing and bank sponsorship costs, which amounted to $28.3 million, $15.8 million, $46.9 million and $27.7 million in the periods from May 11 to December 31, 2006 and January 1 to May 10, 2006, and the years ended December 31, 2005 and 2004, respectively. They also include related services to our merchants such as residual payments to sales groups, which are commissions we pay to our sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
     Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method based on an average historical attrition rate of approximately 15% over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.
     Selling, general and administrative expenses consist primarily of salaries and wages and other administrative expenses such as professional fees.
Cash and Cash Equivalents and Statements of Cash Flows
     For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and securities with original maturities of three months or less. Our cash accounts at various banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Cash and cash equivalents at December 31, 2006 were fully insured by the FDIC. Cash and cash equivalents in excess of FDIC insured limits totaled $0.2 million at December 31, 2005.
Restricted Cash
     Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral. Restricted cash in excess of FDIC insured limits totaled $0.8 million and $3.1 million at December 31, 2006 and 2005, respectively.
Accounts Receivable, net
     Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2006 and 2005 was $0.3 million and $0.5 million, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.
Property and Equipment, net
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
depreciated over two to five years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expense for property and equipment for the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the years ended December 31, 2005 and 2004 was $0.7 million, $0.3 million, $1.6 million and $2.4 million, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.
Intangible Assets, net
     Intangible assets primarily include merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (Note 4). For all periods through the period ended May 10, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during the same periods. Effective May 11, 2006, we adopted such an accelerated method of amortization over a 15-year period. We accounted for this as a change in estimate under Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections which resulted in $0.2 million of additional amortization expense in the period from May 11 to December 31, 2006. We will monitor our actual attrition rate and adjust amortization schedules accordingly to the extent necessary. We believe that the accelerated method of amortization better approximates the distribution of actual cashflows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years.
     Estimated useful lives are determined by us for merchant processing portfolios based on the life of the expected cash flows from the underlying merchant accounts, and for other intangible assets primarily over the remaining terms of the contracts. During the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the years ended December 31, 2005 and 2004, amortization expense related to intangible assets was $24.8 million, $13.5 million, $37.3 million and $16.6 million, respectively. As of December 31, 2006, estimated amortization expense for each of the five succeeding years is expected to be as follows (in thousands):

Year ended December 31,	Amount
2007	$33,845
2008	29,517
2009	25,808
2010	22,524
2011	19,747
Thereafter	95,335

$226,776

Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2006. Actual amounts will increase if additional amortizable intangible assets are acquired.
Goodwill
     We follow SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with SFAS No. 142, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.
Impairment of Long-Lived Assets
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed as of July 31, 2006 for goodwill and as of December 31, 2006 for intangible assets, we concluded that none of our long-lived assets were impaired.
Other Assets
     Other assets at December 31, 2006 and 2005, include approximately $1.5 million and $1.1 million, respectively, of notes receivable (an additional $1.2 million and $1.6 million is included in prepaid expenses and other current assets at December 31, 2006 and 2005, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6% to 12%, and are payable back to us through 2009. We secure the loans by the independent sales group’s assets, including the rights they have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups.85
     Also included in other assets at December 31, 2006 and 2005, are approximately $15.1 million and $3.0 million of debt issuance costs (net of accumulated amortization of $1.4 million and $1.7 million, respectively), which are being amortized over the terms of the related debt agreements. Other assets also include sales-type leases held for investment, which are stated at the present value of the future minimum lease payments and estimated residual values discounted at the rate implicit in the lease, net of allowances for losses. Sales-type leases held for investment included in other assets were approximately $0.9 million and $1.1 million at December 31, 2006 and 2005, respectively.
Reserve for Losses on Merchant Accounts
     We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. At December 31, 2006 and 2005, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.1 million, respectively.
     The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses of $2.2 million, $1.4 million, $4.4 million and $3.9 million for the period from May 11 to December 31, 2006 (Successor), the period from January 1 to May 10, 2006 (Predecessor), and the years ended December 31, 2005 and 2004 (Predecessor), respectively, are included in other costs of services in the accompanying consolidated statements of operations.
Financial Instruments
     We believe the carrying amounts of financial instruments at December 31, 2006, including cash, restricted cash, accounts receivable, sales-type leases held for investment, accounts payable and long-term debt approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivables, carrying amounts approximate the respective fair values. Generally, notes payable are variable or fixed-rate instruments at terms we believe would be available if similar financing were obtained from another third-party. As such, their carrying amounts also approximate their fair value.
Share-Based Compensation.
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, Accounting for Share-based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on fair values at the date of grant, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the period from January 1, 2006 through May 10, 2006 (Predecessor), was $4.5 million, with an associated tax benefit of $1.7 million. The share-based compensation expense recognized for the period from January 1, 2006, through May 10, 2006 (Predecessor), includes $3.6 million (with an associated tax benefit of $1.4 million) due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized in accordance with SFAS No. 123R for the period May 11 to December 31, 2006 (Successor), as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
     The Company received $0.4 million in cash proceeds related to the exercise of stock options during the period from January 1 to May 10, 2006 (Predecessor). In addition, the Company realized total tax benefits from stock option exercises of $9.8 million for the period from January 1 to May 10, 2006 (Predecessor), which were recorded as increases to additional paid-in capital on the consolidated balance sheets of the Predecessor company. The adoption of SFAS 123R also resulted in reflecting these excess tax benefits from the exercise of share-based compensation awards in cash flows from financing activities in the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Prior to January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. The following table presents the effect on net income had we adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
	Predecessor	Predecessor
Net income, as reported	$33,387	$24,735

Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of tax	(2,338)	(1,635)

Pro forma net income	$31,049	$23,100

     The weighted-average fair value of each stock option included in the preceding pro forma amounts as well as in our compensation expense recognized during the periods from January 1 to May 10, 2006 (Predecessor), was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options may be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The following assumptions were applied: (i) no expected dividend yield for 2005 and 2004, (ii) expected volatility of 45% for both periods, (iii) expected lives of 3 years for both periods (iv) and risk-free interest rates ranging from 2% to 4% for both periods. For the period from May 11 to December 31, 2006 (Successor), no compensation expense was recognized as there were no options issued or outstanding during this period.
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
     To meet this objective and to meet certain requirements of our credit agreements, the Company enters into certain derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist solely of interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby effectively creating fixed-rate debt. The Company enters into derivative instruments solely for cash flow hedging purposes, and the Company does not speculate using derivative instruments.
     The Company accounts for its deriviative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company recognizes all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at December 31, 2006, was a liability of $3.8 million, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advertising Costs
     We recognize advertising costs as incurred. For the periods from May 11 to December 31, 2006, and January 1 to May 10, 2006, and the years ended December 31, 2005 and 2004, advertising costs were $74,000, $59,000, $160,000 and $81,000, respectively, and were included in selling, general and administrative expenses.
Variable Interest Entities
     We account for our investments in joint ventures pursuant to the provisions of SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities. Under this method, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity.
New Accounting Pronouncements
     In July 2006, Financial Accounting Standards Board (FASB) interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, the application could change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.
3. Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. For the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the years ended December 31, 2005 and 2004, amortization expense related to our merchant processing portfolios and other intangible assets was $24.8 million, $13.5 million, $37.3 million and $16.6 million, respectively. For the year ended December 31, 2006, revenues attributable to acquisitions were $25.1 million or 80.2% of our total revenue growth from 2005. For the year ended December 31, 2005, revenues attributable to acquisitions were $295.9 million or 87.4% of our total growth in revenues over 2004. If we engage in fewer acquisitions in the future, the revenues attributable to new acquisitions may decline as a percentage of our total revenues.
First Data Merchant Services Merchant Portfolio
     On December 28, 2004, we entered into an Asset Purchase Agreement with First Data Merchant Services (“FDMS”), a subsidiary of First Data Corporation, pursuant to which we acquired a portfolio of merchant contracts (the “FDMS Merchant Portfolio”) for a price of $130.0 million in cash, of which $0.9 million related to certain rental equipment. Pursuant to the terms of the Asset Purchase Agreement, the acquisition became effective on December 31, 2004, and we commenced receiving revenue from the merchant contracts on January 1, 2005. We expanded our revolving credit facility with Bank of America and JPMorgan Chase Bank to $180 million from $80 million to finance the acquisition. The purchase price allocated to merchant portfolios of $129.1 million is included in intangible assets in the accompanying consolidated balance sheets and is being amortized using an accelerated method over fifteen years for financial reporting purposes and on a straight-line basis over fifteen years for income tax purposes.
First Data Merchant Services Agent Bank Portfolio
     On December 19, 2003, we entered into an asset purchase agreement with FDMS pursuant to which we acquired a portfolio of merchant accounts and agent bank agreements (the “FDMS Bank Portfolio”) from First Data for a price of $55.0 million in cash, of which $1.8 million related to certain rental equipment. The operating results of the FDMS Agent Bank Portfolio were included in our consolidated statements of operations effective January 1, 2004. The purchase price allocated to merchant portfolios of $53.2 million is included in intangible assets in the accompanying consolidated balance sheets and is being amortized using an accelerated method over fifteen years for financial reporting purposes and on a straight-line basis over fifteen years for income tax purposes.
Earnout payments
     Certain purchase agreements for acquisitions made in prior periods contained earnout payments based on the subsequent performance of the business acquired. As the terms of these earnout provisions are met, we accrue the amount owed in our consolidated balance sheets and record an increase to goodwill. We accrued $22.1 million and $9.5 million in earnout payments in 2006 and 2005, respectively, and $5.2 million is included in accrued liabilities and other on our consolidated balance sheet as of December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Acquisitions
     In February 2006, we acquired a 20% interest in a joint venture with Central Payment Co., LLC, which began its operations during the first quarter of 2006. Central Payment Co, LLC has approximately 59 employees. The remaining 80% is owned by two former employees of iPayment, Inc. In 2006, we absorbed the cumulative losses in the direct sales group acquired in 2006 to the extent such losses exceeded the minority partners’ investment.
     Additionally, we have made various other purchases of residual cash flow streams totaling $0.3 million and $0.6 million during the periods from May 11 to December 31, and January 1 to May 10, 2006, respectively. The purchase prices for the residual cash flow streams have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives.
Pro Forma Disclosure for the Above Business Acquisitions
     There were no acquisitions of businesses during 2006, 2005 or 2004 that would require a pro forma disclosure.
4. Details of Balance Sheet Accounts

	December 31,
(in thousands)	2006	2005
Property and Equipment, net:
Machinery and equipment	$1,011	$1,131
Furniture and fixtures	888	1,090
Leasehold improvements	284	287
Computer software and equipment	2,063	1,549
Terminals	399	1,299

	4,645	5,356
Less — accumulated depreciation and amortization	(720)	(2,449)

	$3,925	$2,907

Goodwill:
Beginning balance	$105,178	$79,360
Acquired during the period	452	25,492
Adjustments to goodwill acquired in prior period	21,357	326
Purchase accounting adjustments	379,091	—

	$506,078	$105,178

5. Commitments and Contingencies
Leases
     We lease our office facilities for approximately $274,000 per month under operating leases. Our facilities include locations in Nashville, Tennessee, Westchester, Illinois, two California locations in Calabasas and Santa Barbara, Bridgeville, Pennsylvania, Gardnerville, Nevada and Phoenix, Arizona. Our joint ventures’ principal executive offices are located in Syracuse, Utah and Larkspur, California. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2006 (in thousands):

Year ended December 31,	Amount
2007	$1,441
2008	1,061
2009	1,024
2010	265
2011	19
Therafter	—

Total	$3,810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Total rent expense for the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the years ended December 31, 2005 and 2004 was $1.3 million, $0.8 million, $1.6 million and $1.1 million, respectively.
Minimum Processing Commitments
     We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. As of December 31, 2006, such minimum fee commitments were as follows (in thousands):

Year ended December 31,	Amount
2007	$12,845
2008	9,895
2009	4,818
2010	3,373
2011	2,361
Therafter	—

Total	$33,292

     In conjunction with the FDMS Merchant Portfolio and FDMS Agent Bank Portfolio acquisitions (Note 3), we also entered into service agreements with FDMS (the “Service Agreements”) pursuant to which FDMS agreed to perform certain data processing and related services with respect to the acquired merchant contracts through 2011. In consideration for entering into the Service Agreements, we are required to pay FDMS a processing fee related to these accounts of at least 70% of the amount paid during the immediately preceding year. The minimum commitments for years after 2006 included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual fees paid in the preceding years.
     We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2006, and are excluded from this table.
Contingent Acquisition Price Obligations
     Certain of our acquisitions include purchase price escalations that are contingent upon future performance. We accrue such obligations once all contingencies are met. As of December 31, 2006, $5.2 million related to contingent purchase price obligations was included in Accrued liabilities and other in our Consolidated Balance Sheets.
Litigation
France Vacations, Inc., etc. v. Citibank, etc., and iPayment, Inc. et al., Los Angeles County Superior Court, State of California, Case No. BC327932.
     As previously reported in our Quarterly Report for the third quarter ended September 30, 2006, filed on Form 10-Q with the Securities and Exchange Commission on October 15, 2006, the parties agreed to settle the lawsuit and in October 2006 entered into an agreement that provided for the complete settlement of all claims in the lawsuit by the plaintiffs against all of the defendants, mutual and general releases between plaintiffs and defendants, and for the dismissal with prejudice of all claims in the lawsuit by plaintiffs. As a result, this matter has been completely settled and all of all claims in the lawsuit by the plaintiffs against us have been released. The terms of the settlement provided for payment by us of a nominal amount, and therefore, did not have a material adverse effect on our business, financial condition or results of operations.
Fogazzo Wood Fired Ovens and Barbecues, LLC v. iPayment, Inc. Los Angeles County Superior Court, State of California, Case No. BC342878
     As previously reported in our Quarterly Report for the third quarter ended September 30, 2006, filed on Form 10-Q with the Securities and Exchange Commission on October 15, 2006, plaintiff Fogazzo Wood Fired Ovens and Barbecues, LLC (“Fogazzo”) on behalf of itself and all others similarly situated, filed a lawsuit on November 10, 2005 in Los Angeles County Superior Court, naming iPayment, Inc. as the sole defendant. The complaint was later amended, adding an individual plaintiff, and asserted seven causes of action.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In October 2006 the parties agreed in principle to terms for settlement of the litigation, providing for all claims of the named plaintiff to be dismissed, with prejudice, and for dismissal of the class action allegations, without prejudice, such settlement being conditioned on obtaining the Court’s approval for the dismissal of the class action allegations. In December 2006, the parties entered into a definitive agreement for settlement, which required the Court’s approval for the dismissal of the class action allegations as a condition to its terms being fully binding and effective. On December 18, 2006, the Court approved the settlement and issued its Order for the dismissal of all claims of the named plaintiff, with prejudice, and for dismissal of the class action allegations, without prejudice, and the litigation was completely concluded in December 2006. The terms of the settlement provided for payment by us of a nominal amount, and therefore, did not have a material adverse effect on our business, financial condition or results of operations.
In re iPayment, Inc. Shareholders Litigation, Chancery Court for Davidson County, 20th Judicial District, State of Tennessee, Lead Case No. 05-1250-I
     As previously reported in our Quarterly Report for the third quarter ended September 30, 2006, filed on Form 10-Q with the Securities and Exchange Commission on October 15, 2006, on April 28, 2006, all parties to the above-referenced litigation agreed to a compromise and settlement of the litigation and executed a Stipulation of Settlement (the “Stipulation”). The Stipulation is not an admission of liability by the defendants. The Stipulation did not affect the consideration paid to the stockholders of iPayment (the “Company”) in the merger of iPayment MergerCo, Inc. with and into the Company pursuant to the Agreement and Plan of Merger, dated as of December 27, 2005, among the Company, iPayment Holdings, Inc. (“Holdings”) and iPayment MergerCo, Inc. The Stipulation included an agreement that would, subject to certain conditions and limitations, require Holdings to pay to plaintiffs a portion of certain profits realized from a sale of 50% or more of the Company or its assets within nine months following the closing of the transaction. The Company also agreed to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.3 million in connection with the settlement. This summary of the Stipulation does not purport to be complete and is qualified in its entirety by the Stipulation. In the fourth quarter of 2006 the settlement was approved by the Court and the legal fees were paid.
Howard Ehrenberg, Chapter 7 Trustee for the Estate of ITSV, Inc., v. CREDITCARDS.COM, INC., a California corporation, IPAYMENT, INC., et al., U.S. B.C. Case No. LA 02-31259-EC, Adversary Case No. 04-2214VZ.
     This matter was initially reported in our Quarterly Report for the quarter ended June 30, 2004 filed on Form 10-Q with the Securities an Exchange Commission, and was updated in our Annual Reports for the years ended December 31, 2004, and December 31, 2005, respectively, filed on Form 10-K with the Securities and Exchange Commission. As previously reported in our Quarterly Report for the second quarter ended June 30, 2006, filed on Form 10-Q with the Securities and Exchange Commission on August 15, 2006, this matter has been concluded, with all claims in the lawsuit against us and the officer and director defendants dismissed with prejudice, which dismissal is now final.
Venus L. Franklin and Sandra Lindsey v. Leasecomm Corporation and E-Commerce Exchange, Inc., Cambridge District Court, Commonwealth of Massachusetts, Civil Action No. 04-338.
     As previously reported in our Quarterly Report for the second quarter ended June 30, 2006, filed on Form 10-Q with the Securities and Exchange Commission on August 15, 2006, this matter has been fully settled between the parties and all claims of the parties have been dismissed with prejudice and the litigation was concluded in June 2006. The terms of the settlement did not have a material adverse effect on our business, financial condition or results of operations.
Thomas Zito v. Leasecomm Corporation, E-Commerce Exchange, Inc., etc. et al, United States District Court, Southern District of New York, Case No. 02CV8074.
     As previously reported in our Quarterly Report for the third quarter ended September 30, 2006, filed on Form 10-Q with the Securities and Exchange Commission on October 15, 2006, this matter has been fully settled and all claims of the parties have been dismissed with prejudice, and the litigation was completely concluded in August 2006. The terms of the settlement provided for payment by us of a nominal amount, and therefore, did not have a material adverse effect on our business, financial condition or results of operations.
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     As previously reported in our Annual Report for the year ended December 31, 2005, filed on Form 10-K with the Securities and Exchange Commission, and as updated in our Quarterly Report for the third quarter ended September 30, 2006, filed on Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
with the Securities and Exchange Commission on October 15, 2006, this lawsuit, initially naming our subsidiary E-Commerce Exchange, Inc. (“ECX”), and third parties, A-1 Leasing LLC, (“A-1 Leasing”) and Duvera Billing Services (“Duvera”) as defendants, was filed on February 2, 2005 in the Superior Court of Orange County. The lawsuit was filed by Robert Aguilard and nine other named plaintiffs on behalf of themselves, and as private attorneys general pursuant to California Business and Professions Code Sections 17204 and 17535, on behalf of all persons similarly situated, and on behalf of the general public, as a “class action”.
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
     ECX filed its Answer on February 6, 2006, in which it denies all of the allegations in the FAC and asserts twenty-seven affirmative defenses. On April 10, 2006, Plaintiffs amended its FAC, adding, Applied Merchant Systems, Inc. (“AMS”), Vandalay Venture Group, Inc. (“Vandalay”), and Commerve Technologies Corporation (“CTC”), as named Defendants to the action. On February 2, 2007, Duvera filed a cross-complaint against ECX, and AMS, which alleges six causes of action, which include, separate cause of actions for “negligence” against each of ECX and AMS and, causes of action against both ECX and AMS for, contractual indemnity, equitable indemnity, specific performance and declaratory relief, and seeks relief for damages according to proof, and an order that defendants specifically perform their indemnity and defense obligations with respect to the Action, and a declaration that Duvera is entitled to total and complete equitable indemnification for all claims in the underlying Action and against and awards obtained therein and for its defense costs incurred in the underlying Action. (the “Duvera Cross-Complaint”). ECX has not filed its response to the Duvera Cross-Complaint.
     Extensive discovery has been conducted by the parties, continues to be ongoing, and is expected to continue for the foreseeable future. The last status conference was held on January 10, 2007, and the next status conference is currently set for May 10, 2007.
     Plaintiff has not filed a motion for “class certification” and no trial date been set at this time. Various agreements and/or business relationships have existed and/or may exist between and amongst various defendant parties, and therefore no assurance can be given that any of the other defendants (including ECX) will not assert claims, in this action against any other defendant(s), including claims for indemnity.
     Although we intend to continue to vigorously defend ourselves in this case, (including approval of this matter as a certified “class action”) and also including to the Duvera Cross-Complaint, and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense of these claims, including any additional indemnification claim(s), if any, that may be asserted against us by other defendant(s), or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     As previously reported in our Annual Report for the year ended December 31, 2005, filed on Form 10-K with the Securities and Exchange Commission, and subsequently updated in our Quarterly Report for the third quarter ended September 30, 2006, filed on Form 10-Q with the Securities and Exchange Commission on October 15, 2006, in February 2000, plaintiff Dana Bruns filed a lawsuit on her own behalf and on behalf of a purported class of persons in California who during the five years prior to filing the lawsuit, allegedly received fax transmissions from third-party defendant, Fax.Com and its advertisers, including our subsidiary E-Commerce Exchange, Inc. Plaintiff initially filed her complaint in Orange County Superior Court pursuant to case number 00CC02450. Currently this matter is proceeding pursuant to plaintiff’s fifth amended complaint filed in Los Angeles Superior Court, Central Division pursuant to case number J.C.C.P 4350 (coordinated TCPA proceedings). The complaint as amended alleges that the defendants sent ''fax blast’’ transmissions to telephone facsimile machines in violation of the provisions of the Telephone Consumer Protection Act of 1991 (''TCPA’’) and seeks relief, under the TCPA, and/or under California’s Unfair Competition Act, Business & Professions Code and for negligence, including for injunctive relief, damages and monetary relief, attorney’s fees and costs of suit and other relief deemed proper.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     ECX tendered this claim in early 2000 to Farmer’s Insurance (“ Farmers”) under a policy then in effect that provides up to $2,000,000 for “covered” claims and the claim defense. In April 2000, Farmers agreed, subject to a reservation of rights, to assume the defense of ECX in this litigation and has paid all costs of defense since April 2000. However, there can be no assurance that Farmers will not invoke the reservations set forth in its reservation of rights letter to ECX and deny coverage, including any obligation to provide a defense for ECX for the claims in this litigation.
     In December 2006 ECX and other defendants filed a Motion for Mandatory Dismissal of the lawsuit, based on the failure to bring the case to trial within five years after the action commenced (pursuant to California Code of Civil Procedure). A hearing on the Motion was conducted on January 25, 2007, and concluded with the Court taking the motion under submission, requested supplemental briefing of certain matters at issue, and stayed the entire case until a formal ruling is issued on the Motion to Dismiss. Consequently, the case is currently stayed in its entirety. ECX filed its supplemental brief on February 7, 2007. The Court has not issued its ruling. No trial date has been set at this time.
     In the event the Court denies our Motion for Mandatory Dismissal and we are required to continue our defense, we intend to continue to vigorously defend (through coverage counsel or otherwise as may be needed) ourselves in this case, and believe that certification of the “class” sought by the Plaintiff is not appropriate for the claims asserted in this lawsuit and intend to vigorously oppose it. There can be no assurance that we will be successful or prevail in our defense, and/or in the event we are not successful, that the claims would be covered, in whole or in part, under the insurance policy issued by Farmers, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Other
     In September 2005, we were notified by Merrick Bank, one of our sponsor banks, that due to certain Visa and MasterCard fines against CardSystems Solutions (one of our payment processors) in connection with their mishandling of credit card data, Merrick Bank increased our reserve requirement from $0.5 million to $1.4 million. We have worked with Merrick Bank to obtain information regarding the increase and the fines against CardSystems Solutions, and have not been able to determine what, if any, contingent liability we may have for such fines. We intend to vigorously defend our business against any such fines and/or seek proper indemnification from third parties as applicable. There can be no assurance that we will be successful in defending against fines or obtaining indemnification. In January 2006, Merrick Bank released $0.4 million of the reserve to us, and in March 2006 released an additional $0.2 million of the reserve. The remaining $0.8 million reserve is recorded as restricted cash on our Consolidated Balance Sheets as of December 31, 2006.
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
6. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Senior secured credit facility:
Term loans	$511,138	$—
Revolver	850	—
Senior subordinated notes, net of discount	202,436	—
Revolving credit facility	—	100,000
Various equipment lease agreements	232	329

	714,656	100,329
Less: current portion of long-term debt	(5,241)	(101)

	$709,415	$100,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     At December 31, 2005, we had a $205.0 million revolving credit facility with Bank of America and JP Morgan Chase as lead banks. On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America as lead bank. The Senior Secured Credit Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The Senior Secured Credit Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The Senior Secured Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. We were in compliance with all such covenants as of December 31, 2006. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At December 31, 2006, we had outstanding $511.1 million of term loans at a weighted average interest rate of 7.36% and $0.9 million outstanding under the revolver at a weighted average interest rate of 9.50%.
     Under the Senior Secured Credit Facility we are required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we have entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1. We were in compliance with all such covenants as of December 31, 2006.
     We had net capitalized debt issuance costs related to the Senior Secured Credit Facility totaling $7.1 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $8.0 million as of December 31, 2006. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $1.4 million for the period from May 11 to December 30, 2006 (Successor). Amortization expense for debt issuance costs related to our previous credit facility were $0.4 million for the period from January 1 through May 10, 2006 (Predecessor). The remaining unamortized balance of debt issuance costs related to our previous credit facility in the amount of $2.5 million were written off to interest expense as a result of the Transaction as of May 10, 2006.
     The maturities of long-term debt are as follows (in thousands):

Year ended December 31,	Amount
2007	$5,241
2008	5,236
2009	5,191
2010	5,165
2011	5,150
Thereafter	691,238

Total	$717,221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes
     The provision for income taxes for the years ended December 31, 2006, 2005 and 2004, was comprised of the following (in thousands):

	2006	2005	2004
	Combined	Predecessor	Predecessor
Current:
Federal	$2,078	$19,512	$9,751
State	(317)	4,080	2,275

Total current	1,761	23,592	12,026
Deferred	2,542	(1,933)	4,569
Change in valuation allowance	—	(340)	(3,891)
Minority interest	(249)	(404)	—

Total income tax provision	$4,054	$20,915	$12,704

     The differences between the federal statutory tax rate of 35% and effective tax rates are primarily due to state income tax provisions, net operating loss (“NOL”) carryforwards, deferred tax valuation allowance and permanent differences, as follows:

	2006	2005	2004
Statutory Rate	35%	35%	35%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	0%	5%	6%
Recognition of previously reserved deferred tax assets utilized in current year	0%	-1%	-8%
Nondeductible transaction costs and other permanent differences	80%	0%	0%
Other	-4%	0%	1%

Total	111%	39%	34%

     Deferred income tax assets are included as a component of other assets in the accompanying consolidated balance sheets as of December 31, 2006 and 2005 and were comprised of the following (in thousands):
     At December 31, 2006, we had approximately $2.4 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million. We had state net operating loss carryforwards of approximately $0.7 million as of December 31, 2006.
     SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net deferred taxes recorded at December 31, 2005, represent amounts that are more likely than not to be utilized in the near term.

	2006	2005
Deferred tax assets:
Depreciation and amortization	$20,018	$9,114
Unrealized loss on fair value of derivatives	1,517	—
Net operating loss	826	1,149
Other	1,994	490

Total deferred tax assets	24,355	10,753

Deferred tax liabilities:
Intangible assets	(37,837)	(4,602)
Other	(849)	(394)

Total Deferred tax liabilities	(38,686)	(4,996)

Net deferred tax (liability) asset	$(14,331)	$5,757

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Stock Options and Warrants
     Prior to the Transaction, we had two separate stock option plans. Our Stock Incentive Plan (“SIP”) was adopted by our board of directors and approved by the stockholders in May 2001. Our Non-employee Directors Stock Option Plan (“DSOP”) was adopted by our board of directors and approved by the stockholders in August 2002. They were later amended and restated by our board of directors in April 2003. All outstanding options were exercised or cancelled in conjunction with the Transaction on May 10, 2006 and both of the plans were terminated at that time.
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS No. 123R”) using the Modified Prospective Approach. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the period from January 1, 2006 through May 10, 2006 (Predecessor), was $4.5 million. The share-based compensation expense recognized for the period from January 1, 2006, through May 10, 2006 (Predecessor), includes $3.6 million due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized in accordance with SFAS No. 123R for the period May 11 to December 31, 2006 (Successor), as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
     Prior to January 1, 2006, we measured compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 required compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock. In 2005 and 2004 we recognized $116,000 and $22,000, respectively, of compensation expense related to stock options granted to non-employees.
     A summary of our stock options outstanding at period ends and changes during the periods are presented below:

			Exercisable at Period End
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, December 31, 2003	1,611,654	$13.07	418,467	$5.09

Granted	99,000	38.00
Cancelled	(124,292)	11.81
Exercised	(256,647)	8.89

Outstanding, December 31, 2004	1,329,715	$15.85	640,731	$10.97

Granted	300,000	41.36
Cancelled	(45,923)	24.19
Exercised	(240,448)	13.27

Outstanding, December 31, 2005	1,343,344	$21.72	720,956	$14.22

Cancelled	(86,364)	40.04
Exercised	(1,256,980)	20.47

Outstanding, December 31, 2006	—	$—	—	$—

9. Related Party Transactions
Convertible Promissory Notes
     A general partner and member of various entities affiliated with Summit Partners, L.P. (“Summit”) was a member of our Board of Directors. In March 2002, we executed convertible subordinated promissory notes to entities affiliated with Summit in an aggregate of $14.9 million (and together with unaffiliated parties an aggregate of $15.0 million) for the acquisition of E-Commerce Exchange. These notes bore interest at 4.52% and matured on March 19, 2008. The notes and a portion of the accrued interest thereon were convertible, at the option of the holders, into shares of our common stock. The conversion option was exercised by the holders in August 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Transactions
     The majority shareholders of Central Payment Company (“CPC”) have loaned CPC $0.7 million. These loans bear interest at 10% and are due in April 2008. The shareholders are also employees of CPC.
     Our CEO owns Hardsworth, LLC (“Hardsworth”), an investment company. We reimbursed Hardsworth approximately $77,000 and $202,000 in 2005 and 2004, respectively, for use of an executive jet for corporate purposes. Hardsworth owns a 100% interest in the jet.
     Our office in Bridgeville, Pennsylvania is owned by a former employee and leased to the Company under an operating lease that expires in April 2007. Annual rent payments are $30,000.
     Effective August 2002, we began utilizing internet processing services from BluePay Inc. Certain of our former employees are shareholders of BluePay. Payments to BluePay for the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the years ended December 31, 2005 and 2004, were approximately $0.3 million, $0.1 million, $0.3 million and $0.8 million, respectively.
     Based on our evaluation of our related parties, we believe that all transactions were conducted at arm’s length.
10. Significant Concentration
     Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2006, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 3% of revenues during 2006. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
11. Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During 2006, 2005 and 2004, we had no single customer that represented 3% or more of revenues. Substantially all revenues are generated in the United States.
12. Employee Agreements and Employee Benefit Plans
     During 2002 and 2001, we entered into employment agreements with various officers to secure employment. Under terms of the agreements, we provided the employees with salary, incentive compensation and stock grants and/or options in return for various periods of employment.
     We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the Plan, we may match contributions of up to three percent of a participant’s salary. Employer contributions for the periods from May 11 to December 31, 2006, and January 1 to May 10, 2006, and the years ended December 31, 2005 and 2004, were $117,000, $96,000, $150,000 and $151,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Summarized Quarterly Financial Data
     The following unaudited schedule indicates our quarterly results of operations for 2006, 2005 and 2004 (in thousands, except charge volume):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2006
Revenue	170,901	189,162	186,959	186,966
Interchange	98,113	109,735	109,584	107,680
Income from operations	14,818	11,225	14,623	16,712
Net income (loss)	7,622	(6,647)	(730)	(285)
Charge Volume (in millions)	6,123	6,836	6,783	6,595

2005
Revenue	163,363	181,138	175,176	183,035
Interchange	96,854	106,017	100,747	104,118
Income from operations	13,643	15,340	15,326	19,467
Net income	6,872	7,729	8,129	10,657
Charge Volume (in millions)	6,244	6,606	6,374	6,501

2004
Revenue	79,969	89,384	93,388	101,441
Interchange	37,315	43,513	46,125	49,609
Income from operations	8,066	9,392	10,540	11,869
Net income	5,002	5,677	6,439	7,617
Charge Volume (in millions)	2,862	3,181	3,333	3,474
14. Guarantor Financial Information
     In connection with the May 2006 issuance of 9.75% senior subordinated notes due 2014, we and all of our existing and future subsidiaries (the “Guarantors”) that guarantee our other debt or debt of the guarantors have fully and unconditionally guaranteed, on a joint and several basis, our obligations under the related indenture (the “Guarantees”). iPayment, Inc., the issuer of the notes and parent company of the Guarantors, has no independent assets or operations, the Guarantees are full and unconditional and joint and several, any subsidiary of iPayment, Inc. other than the Guarantors is minor, and there are no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan.
15. Significant Developments and Subsequent Events (Unaudited)
     In May 2006, the Company agreed to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.3 million, which was expensed in the second quarter of 2006 in connection with a settlement relating to the aforementioned litigation, In re iPayment, Inc. Shareholders Litigation, which is more fully described in Note 7. The settlement was paid in December 2006.
     In July 2006, iPayment Investors, LLC (“Investors”), issued $75.0 million of notes payable due in 2014 (the “Investors Notes”). The Investors Notes are subordinated to all debt issued by iPayment. The Investors Notes pay interest semi-annually at the rate of 11 5/8%, and they contain a payment-in-kind option which, if elected, would cause interest to accrue at a rate of 12 3/4%. The Investors Notes were issued at a 1% discount. Investors used the proceeds from the notes, net of the discount and estimated transaction costs totaling $2.1 million, to pay a dividend to its stockholders in the aggregate amount of $72.9 million.
     During July 2006, the Company entered into a five-year exclusivity agreement and a stock purchase option agreement with an independent sales group (“ISG”). The exclusivity agreement provides for the Company to make monthly payments of $3,000 for a period of 60 months in exchange for an exclusive right to the ISG’s new customers. The agreement requires the ISG to meet certain minimum monthly volume thresholds. The stock purchase option agreement provides for the Company to pay the ISG $1.8 million (made in equal monthly payments over three years) in exchange for the right to purchase all of the ISG’s outstanding common stock for a purchase price calculated according to an agreed-upon formula. This option to purchase common stock expires on May 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In October 2006, the Company agreed to pay First Data, the Company’s primary third-party processor, $2.5 million to reimburse it for amounts that it had erroneously underbilled the Company dating back several years. Neither First Data nor the Company were aware of these billing errors at the time they occured. The errors involved multiple components of the services provided to the Company and the amounts in any single billing cycle were not material and not visible to the Company in the normal course of business. Upon becoming aware of the issue, the Company accrued this amount at September 30, 2006, and, based on the nature of the items that originally gave rise to the error, recorded a reduction of revenue of $1.25 million and an increase in other costs of services of $1.25 million in the third quarter of 2006.
     In January 2007, the Company entered into a Sponsorship Agreement (the “Sponsorship Agreement”) with First Data Merchant Services Corporation (“FDMS”) and Wells Fargo Bank, N.A. (the “Bank”, and together with FDMS, “Servicers”). Under the Sponsorship Agreement, the Servicers agree to provide services to the Registrant in connection with the Registrant’s credit and debit card processing for merchants. The Sponsorship Agreement is non-exclusive and the Registrant is not obligated to pay any minimum fee or utilization commitment to the Servicers. The Sponsorship Agreement takes effect April 1, 2007 and the initial term of the Sponsorship Agreement ends June 30, 2010. It thereafter automatically continues in effect until either party provides six months prior written notice of termination. Upon the commencement of the Agreement, iPayment will cease to use the sponsorship services of JPMorgan Chase.
     In January 2007, the Company entered into a Sixth Amendment to Service Agreement, dated as of July 1, 2002, as amended by amendments dated October 25, 2002, November 27, 2002, January 8, 2004 and July 11, 2005, with FDMS (the “Amendment”). The Amendment sets forth a new schedule of fees charged by FDMS for processing services and extends the term of the Service Agreement to June 30, 2010. Further, iPayment is no longer liable for payments that would have been due under former provisions of the Service Agreement in the event that FDMS terminated the Service Agreement under certain circumstances prior to the expiration of the term of the Service Agreement.
     In January 2007, the Company adopted a plan to close its Westchester, Illinois office and migrate all services performed in that office to its office in Calabasas, California by the end of the first quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Schedule II — Valuation and Qualifying Accounts
iPayment, Inc.

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other				Balance at
	Period	Expenses	Accounts		Deductions		End of Period
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$151,000	$96,000	$—		$117,000	(2)	$130,000
Valuation allowance on deferred tax asset	4,896,000	(2,486,000)	(1,404,000	)(1)	—		1,006,000
Reserve for merchant losses	1,198,000	3,936,000	(212,000	)(5)	3,801,000	(4)	1,121,000

Total	$6,245,000	$1,546,000	$(1,616,000)		$3,918,000		$2,257,000

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$130,000	$500,000	$—		$122,000	(2)	$508,000
Valuation allowance on deferred tax asset	1,006,000	(340,000)	(666,000	)(3)	—		—
Reserve for merchant losses	1,121,000	4,393,000	—		4,370,000	(4)	1,144,000

Total	$2,257,000	$4,553,000	$(666,000)		$4,492,000		$1,652,000

Period from January 1 to May 10, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$508,000	$131,000	$—		$399,000	(2)	$240,000
Valuation allowance on deferred tax asset	—	—	—		—		—
Reserve for merchant losses	1,144,000	1,398,000	—		1,198,000	(4)	1,344,000

Total	$1,652,000	$1,529,000	$—		$1,597,000		$1,584,000

Period from May 11 to December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$240,000	$229,000	$—		$194,000	(2)	$275,000
Valuation allowance on deferred tax asset	—	—	—		—		—
Reserve for merchant losses	1,344,000	2,168,000	—		2,304,000	(4)	1,208,000

Total	$1,584,000	$2,397,000	$—		$2,498,000		$1,483,000

(1)	Includes $1.0 million reversal to goodwill for NOL’s related to an acquired entity, and $0.4 million reversal to common stock.
(2)	Write-off of previously reserved accounts receivables.

(3)	Includes $0.7 million reversal to goodwill for NOL’s related to an acquired entity.

(4)	Payments for merchant losses.

(5)	Reserve for merchant loses previously assumed in purchase accounting reversed to goodwill.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting. During the three months ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America as lead bank. The Senior Secured Credit Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The Senior Secured Credit Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The Senior Secured Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. We were in compliance with all such covenants as of December 31, 2006. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At December 31, 2006, we had outstanding $511.1 million of term loans at a weighted average interest rate of 7.36% and $0.9 million outstanding under the revolver at a weighted average interest rate of 9.50%.
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated) in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.
     The agents and the lenders under the Amended and Restated Credit Agreement and their affiliates have provided, and future lenders under the Amended and Restated Credit Agreement may provide, various investment banking, other commercial banking and/or financial advisory services to iPayment for which they have received, and will in the future receive, customary fees.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
     The following table provides information about our directors and executive officers as of December 31, 2006:

Name and Age	Principal Occupation, Business Experience and Directorships
Gregory S. Daily Chairman and CEO Age 47	Mr. Daily has served as Chairman of our board of directors and Chief Executive Officer since February 2001. From January 1999 to December 2000, Mr. Daily was a private investor. In 1984, Mr. Daily co-founded PMT Services, Inc., a credit card processing company, and served as President of PMT Services, Inc. at the time of its sale to NOVA Corporation, a credit card processing company, in September 1998. Mr. Daily served as the Vice Chairman of the board of directors of NOVA Corporation from September 1998 until May 2001. Mr. Daily has served as the Chief Manager and President of Caymas, LLC, a private investment company, since January 2001 and he has served as the Chief Executive Officer of Hardsworth, LLC, a private investment company, since May 1997.

Carl A. Grimstad Director and President Age 39	Mr. Grimstad has served as our President since April 2001 and served as our Chief Executive Officer until February 2001. From January 2000 until March 2001, Mr. Grimstad held various executive positions with iPayment Technologies and from March 2000 until April 2001, also served as the Vice-Chairman of iPayment Technologies. Mr. Grimstad has served as the Vice President and Secretary of Caymas, LLC since January 2001. Since 1995, Mr. Grimstad served as managing partner of GS Capital, LLC, a private investment firm.

Robert S. Torino Executive Vice President and Assistant Secretary Age 53	Mr. Torino has served as our Executive Vice President since January 2001 and as our Assistant Secretary since August 2002. From January 2001 to September 2002, he served as our Chief Financial Officer. Mr. Torino served as Chief Financial Officer of iPayment Technologies, Inc. from April 2000 to December 2000, and as Executive Vice President and Chief Operating Officer of iPayment Technologies, Inc. from July 2000 to December 2000. From October 1999 to April 2000, Mr. Torino served as Chief Executive Officer of M80 Technologies, Inc., a start-up software development company. Mr. Torino served as President and Chief Executive Officer of TRUE Software Inc., a software development company, from April 1995 until its acquisition by McCabe & Associates in October 1999.

Clay M. Whitson CFO and Treasurer Age 49	Mr. Whitson has served as our Chief Financial Officer and Treasurer since October 2002. From November 1998 to September 2002, Mr. Whitson was Chief Financial Officer of The Corporate Executive Board Company, a provider of best practices research and quantitative analysis focusing on corporate strategy, operations and general management issues. From 1996 to October 1998, Mr. Whitson served as the Chief Financial Officer of PMT Services, Inc., a credit card processing company.

Afshin M. Yazdian Executive Vice President, General Counsel and Secretary Age 34	Mr. Yazdian has served as our Executive Vice President and General Counsel since February 2001. He has served as our Secretary since August 2002 and served as our Assistant Secretary from February 2001 to August 2002. Mr. Yazdian served from March 2000 to January 2001 as General Counsel and Vice President of Mergers and Acquisitions for eConception, a technology venture fund. From August 1997 to March 2000, Mr. Yazdian practiced in the corporate and mergers and acquisitions groups at the law firm of Waller Lansden Dortch & Davis, PLLC.
CODE OF BUSINESS CONDUCT AND ETHICS
     We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors, consultants and employees, including the Chief Executive Officer and the Chief Financial Officer and any other employee with any responsibility for the preparation and filing of documents with the Securities and Exchange Commission. A copy of the Code of Ethics is included as Exhibit 14.1 to this Annual Report. The Company will disclose amendments to provisions of the Code of Ethics by posting such amendments on its website. In addition, any such amendments, as well as any waivers of the Code of Ethics for directors or executive officers will be disclosed in a report on Form 8-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than ten percent of the our common stock (“Section 16 Persons”) to file reports of ownership and changes in ownership in the our common stock with the SEC and the NASDAQ Stock Market. Based on our records and other information we believe that all Section 16(a) filing requirements for the Section 16 Persons have been complied with during or with respect to the fiscal year ended December 31, 2006. As a result of the Transaction, beginning May 11, 2006, the Company no longer has a class of equity securities registered with the SEC and therefore its directors, officers and 10% shareholders are no longer required to make Section 16 filings.
ITEM 11. Executive Compensation
Compensation Discussion and Analysis
     The primary goals of our executive compensation program are to link the interests of management and stockholders, attract and retain a highly-skilled executive team, and base rewards on both personal and corporate performance.
     As a private company, we do not have a compensation committee. Our board of directors is currently composed of Mr. Daily and Mr. Grimstad. The board, in consultation with the other executive officers, establishes policies and makes decisions regarding compensation of directors and executive officers. The executive compensation program currently contains two elements:
•	competitive base salaries, and

•	annual cash incentives determined by the performance of each executive officer and the Company against predetermined targets.
     The program is designed so that the combination of these two elements, assuming performance targets are met, will generally be comparable to similar positions with peer companies.
     Base Salaries. Base salaries for our executive officers are determined, in part, through (a) comparisons with peer companies with which we compete for personnel and (b) general geographic market conditions. Additionally, the board evaluates individual experience and performance and our overall performance during the period under consideration. The board reviews each executive officer’s salary on an annual basis and may increase salaries based on (i) the individual’s contribution to the Company compared to the preceding year, (ii) the individual’s responsibilities compared to the preceding year and (iii) any increase in median pay levels at peer companies.
     Annual Bonuses. The board’s policy is to award annual bonuses in order to motivate and reward the Company’s executive officers, as individuals and as a team, to attain our annual financial goals and operating objectives. Annual bonuses typically reflect competitive industry practice and certain performance metrics. Annual bonus awards for the executive officers in 2006 were made at the discretion of the board. There is currently no formal bonus plan in place for executive officers.
     Stock-based Compensation. Upon closing the Transaction on May 10, 2006, all outstanding options were exercised or cancelled and all stock-based compensation plans were terminated. We currently have no share-based compensation plans.
     Chief Executive Officer Compensation. Mr. Daily is the majority stockholder and since July 1, 2006, he has elected to draw no annual salary. In reaching this arrangement, the board determined that Mr. Daily’s equity position serves as sufficient incentive to align his interests with our long-term performance. The board intends to review this determination annually.
     Summary. The board believes that the combination of competitive base salaries and annual incentives paid in cash comprise a highly-effective and motivational executive compensation program, which works to attract and retain talented executives and strongly aligns the interests of senior management with those of the stockholders of the Company in seeking to optimize long-term performance. The board has reviewed the total compensation received by the executive officers during the year ended December 31, 2006, and has determined that those amounts were not excessive or unreasonable.

     The following table shows the cash and other compensation paid or earned and certain long-term awards made to our Chief Executive Officer, Chief Financial Officer, and each of our three most highly compensated executive officers (the “Named Executives”) for all services to us in all capacities for 2006, 2005 and 2004.
SUMMARY COMPENSATION TABLE

				Long-Term Compensation Awards
	Annual Compensation			Restricted		Securities
Name and				Stock		Underlying	All Other
Principal Position	Year	Salary	Bonus	Awards (1)		Options (1)	Compensation		Total

Gregory S. Daily	2006	$150,000	$—	$—		—	$5,000	(2)	$155,000
Chairman and	2005	300,000	100,000	—		—	6,000	(2)	406,000
Chief Executive Officer	2004	300,000	—	—		—	6,000	(2)	306,000

Carl A. Grimstad	2006	$300,000	$—	$—		—	$—		$300,000
Director and President	2005	300,000	100,000	—		—	—		400,000
	2004	225,000	300,000	—		—	—		525,000

Clay M. Whitson	2006	$296,000	$—	$—		—	$11,510	(2)	$307,510
Chief Financial Officer	2005	296,000	100,000	3,625,000	(3)	—	10,850	(2)	4,031,850
and Treasurer	2004	296,000	300,000	705,000	(5)	—	48,880	(4)	1,349,850

Afshin M. Yazdian	2006	$170,000	$100,000	$—		—	$8,100	(2)	$278,100
Executive Vice President,	2005	160,000	100,000	—		30,000	9,300	(2)	269,300
General Counsel and Secretary	2004	135,000	175,000	352,500	(5)	—	4,800	(2)	667,300

Robert S. Torino	2006	$230,000	$100,000	$—		—	$—		$330,000
Executive Vice President	2005	230,000	100,000	—		—	—		330,000
and Assistant Secretary	2004	205,000	250,000	352,500	(5)	—	—		807,500

(1)	The executive officers may, in order to satisfy certain withholding requirements at the time of exercise or vesting, allow the Company to repurchase such number of shares as is necessary to satisfy the Company’s withholding tax obligation.

(2)	Represents Company’s matching of 401k plan contributions made by executive officers.

(3)	On May 3, 2005, Mr. Whitson received 100,000 shares of restricted stock. These shares vest evenly on each anniversary date of the award through 2015 or immediately upon a change of control. All shares vested and were sold in conjunction with the Transaction on May 10, 2006.

(4)	Represents moving expenses of $40,000 reimbursed to Mr. Whitson in 2004 and Company’s matching of Mr. Whitson’s 401k plan contributions of $8,880.

(5)	On January 14, 2004, Mr. Whitson received 20,000 shares of restricted stock and Mr. Yazdian and Mr. Torino each received 10,000 shares of restricted stock. These shares became fully vested on January 14, 2006 and all were sold in conjunction with the Transaction on May 10, 2006.

AGGREGATED OPTION EXERCISES IN 2006 AND
YEAR-END 2006 OPTION VALUES
     The following table contains information concerning stock options to purchase common stock held as of December 31, 2006, by each Named Executive. These options were granted under the Company’s Stock Incentive Plan.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired	Value	Options at Fiscal Year-End		at Fiscal Year-End
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)	(#)	($)	($)

Gregory S. Daily	—	$—	—	—	$—	$—
Chairman and Chief Executive Officer

Carl A. Grimstad	50,000	$1,375,000	—	—	$—	$—
Director and President

Clay M. Whitson	238,810	$8,038,235	—	—	$—	$—
Chief Financial Officer
and Treasurer

Afshin M. Yazdian	128,167	$4,177,384	—	—	$—	$—
Executive Vice President, General Counsel and Secretary

Robert S. Torino	20,000	$550,000	—	—	$—	$—
Executive Vice President
COMPENSATION OF DIRECTORS
     In 2006, directors who were not employees of the Company or its affiliates were paid an annual retainer of $20,000. Management directors received no additional compensation for serving on the Board or any committees. In addition, non-employee directors were paid $1,000 for each committee meeting they attended. Non-employee directors also received annual grants of non-qualified options pursuant to the Non-Employee Directors Stock Option Plan. Each non-employee director was entitled to receive options to purchase 4,627 shares of common stock upon commencing services as a director and, during the course of their service, options to purchase 4,627 shares of common stock on the date of each annual stockholders’ meeting thereafter. Directors were reimbursed for their actual expenses incurred in attending Board, committee and stockholder meetings, including those for travel, meals and lodging.
     On May 16, 2005, the Board of Directors established a Special Committee of the Board of Directors (the “Special Committee”) to evaluate the merger and related transactions. On June 28, 2005, the compensation to be provided to members of the Special Committee for their services on the Special Committee was set pursuant to a resolution of the Board of Directors at (i) $10,000 per month and (ii) $1,000 per meeting attended by a member in person. In addition, the Chairman of the Special Committee will receive an additional payment of $25,000 for his time and efforts as the Chairman of the Special Committee. The Special Committee completed its work in December 2005. None of our executive officers served as members of the Special Committee. Following the closing of the Transaction, we do not pay our directors, Gregory S. Daily or Carl. A. Grimstad, any compensation for their service as directors.
EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS
Gregory Daily
     In February 2001, we entered into an employment agreement with Gregory S. Daily, our Chairman of the Board and Chief Executive Officer. The employment agreement was originally for one year, with successive one-year terms unless either party provides written notice to the other party ninety days prior to the expiration of the term. In connection with the execution of his employment agreement with us, Mr. Daily purchased 156,161 shares of our common stock in April 2001 at a price of $0.02 per share. Pursuant to the terms of his employment agreement, Mr. Daily was initially entitled to an annual salary of $12,000, plus a bonus, as determined by the board of directors in its sole discretion, based on Mr. Daily’s performance, our business and financial condition and the operating results achieved. Commencing in 2004, our compensation committee approved an increase in Mr. Daily’s base salary to $300,000, which was the amount of Mr. Daily’s base salary in 2005. The bonus paid to Mr. Daily in 2005 totaled $100,000. In addition, Mr. Daily is entitled to receive those employee benefits generally provided to our executive employees.
Carl Grimstad
     In February 2001, we entered into an employment agreement with Carl A. Grimstad, our President. The employment agreement was originally for one year, with successive one-year terms unless either party provides written notice to the other party ninety days prior to the expiration of the term. In connection with the execution of his employment agreement, Mr. Grimstad purchased 147,601 shares of our common stock in April 2001 at a price of $0.02 per share. Pursuant to the terms of his employment agreement, Mr. Grimstad was initially entitled to an annual salary of $180,000, plus a bonus, as determined by the board of directors in its sole discretion, based on Mr. Grimstad’s performance, our business and financial condition and the operating results achieved. Our compensation committee approved an increase in Mr. Grimstad’s base salary to $300,000 in 2005. In addition, Mr. Grimstad is entitled to receive those employee benefits generally provided to our executive employees.
     We may terminate each of Mr. Daily’s and Mr. Grimstad’s employment agreement for cause. However, if we terminate either Mr. Daily or Mr. Grimstad without cause, we must pay such employee an amount equal to his base salary for the remainder of the annual term of the contract. Neither Mr. Daily nor Mr. Grimstad is entitled to any additional severance payments in connection with such termination. Neither Mr. Daily nor Mr. Grimstad is entitled to terminate his employment agreement other than in the event of a breach by us.
Clay Whitson
     In June 2002, we entered into an employment agreement with Clay M. Whitson, our Chief Financial Officer and Treasurer. The employment agreement was originally for one year with successive one-month terms beginning each month after September 3, 2003. Under the agreement, Mr. Whitson is entitled to an annual base salary (currently $296,000), to be reviewed annually by the Compensation Committee, plus a bonus of (a) up to 50% of his base salary for achieving performance criteria established by the board of directors or (b) a pro rata portion of such bonus which is greater or less than the amount in clause (a) based on Mr. Whitson’s performance, our business and financial condition and the operating results achieved. If a change of control (as defined therein) occurs and Mr. Whitson’s employment agreement is not terminated, Mr. Whitson’s bonus must be at least the highest bonus determined by the board of directors (whether or not paid to him prior to change of control) during any of the three fiscal years preceding such change of control. Mr. Whitson will also receive those employee benefits generally provided to our executive employees.
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
Retirement Plan
     Mr. Daily, Mr. Whitson and Mr. Yazdian participate in iPayment’s defined contribution plans. iPayment’s contributions to its defined contribution plans on behalf of the named executive officers are shown in the “All Other Compensation” column of the Summary Compensation Table.
Change of Control Agreements
     The employment referenced above between iPayment and Mr. Whitson provides for a change of control payment in the amount of three times Mr. Whitson’s annual salary if Mr. Whitson’s employment is terminated within the first three months following the merger.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     On May 10, 2006, Holdings acquired all of our issued and outstanding common stock. Holdings is a wholly-owned subsidiary of iPayment Investors. The general partner of iPayment Investors is iPayment GP, LLC (“GP”). Under the limited partnership agreement of iPayment Investors, GP is granted full authority to act on behalf of iPayment Investors and the limited partners of iPayment Investors may not participate in management of iPayment Investors or vote for the election, removal or replacement of GP. The board of directors of GP is comprised of Gregory S. Daily and Carl A. Grimstad and any action by the board requires the vote of both directors. As a result, Messers. Daily and Grimstad may be deemed to share beneficial ownership of all of our outstanding shares. Messers. Daily and Grimstad disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests therein. Mr. Daily’s indirect percentage interest in us is 65.8% (including shares held in trust for the benefit of certain family members of Mr. Daily) and Mr. Grimstad’s percentage interest in us is 34.2% (including shares held by certain members of Mr. Grimstad’s immediate family). None of our other executive officers beneficially own any of our shares.
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
     The majority shareholders of Central Payment Company (“CPC”) have loaned CPC $0.7 million. These loans bear interest at 10% and are due in April 2008. The shareholders are also employees of CPC.
     Our CEO owns Hardsworth, LLC (“Hardsworth”), an investment company. We reimbursed Hardsworth approximately $77,000 and $202,000 in 2005 and 2004, respectively, for use of an executive jet for corporate purposes. Hardsworth owns a 100% interest in the jet.
     Our office in Bridgeville, Pennsylvania is owned by a former employee and leased to the Company under an operating lease that expires in April 2007. Annual rent payments are $30,000.
     Effective August 2002, we began utilizing internet processing services from BluePay Inc. Certain of our former employees are shareholders of BluePay. Payments to BluePay for the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the years ended December 31, 2005 and 2004 were approximately $0.3 million, $0.1 million, $0.3 million and $0.8 million, respectively.
ITEM 14. Principal Accountant Fees and Services
     The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2006 and 2005, by Ernst & Young LLP:

	2006		2005
Audit Fees	$496,000	(a)	$582,000	(b)
Audit Related Fees	—		—
Tax Fees	—		1,000
All Other Fees	—		—

	$496,000		$583,000

(a)	Comprised of fees for the fiscal 2006 financial statement audit, as well as the audit of internal control over financial reporting, and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(b)	Comprised of fees for the fiscal 2005 financial statement audit, as well as the audit of internal control over financial reporting, and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements
     The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated March 8, 2007, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 38, above.
     2. Exhibits
     Reference is made to the Exhibit Index beginning on page 70 hereof.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT INC.
By:	/s/ Gregory S. Daily
	Name:	Gregory S. Daily
	Title:	Chairman and Chief Executive Officer

March 8, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2007.

Signature	Title

/s/ Gregory S. Daily Gregory S. Daily	Director

/s/ Carl M. Grimstad Carl M. Grimstad	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc. , (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K for the period December 28, 2005).

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K for the period December 28, 2005).

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K for the period December 28, 2005).

3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

3.2	Bylaws of Merger Co., as adopted by iPayment, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.1	Indenture, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.2	Purchase Agreement, dated as of May 3, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.3	Registration Rights Agreement, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.4	Form of Note (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006)

10.1	Credit Agreement, dated May 10, 2006, among iPayment, Inc., as Borrower, iPayment Holdings, Inc. the Subsidiary Guarantors named therein, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger. (incorporated by reference to Exhibit 10.1 of the Registration’s Form S-4 filed with the Commission on July 21, 2006).

10.2	Security Agreement, dated May 10, 2006, among iPayment, Inc., iPayment Holdings, Inc., the Subsidiary Guarantors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.2 of the Registration’s Form S-4 filed with the Commission on July 21, 2006).

10.3	Pledge Agreement, dated May 10, 2006, among the Pledgors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.3 of the Registration’s Form S-4 filed with the Commission on July 21, 2006).

10.4	Service Agreement dated July 1, 2002 between First Data Merchant Services Corporation and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 4, 2003).

10.5	First Amendment to Service Agreement dated October 25, 2002 between First Data Merchant Services corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.6	Employment Agreement effective February 26, 2001 between Gregory S. Daily and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.7	Employment Agreement effective February 26, 2001 between Carl Grimstad and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.8	Employment Agreement effective September 3, 2002 between Clay M. Whitson and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.9	Merchant Program Processing Agreement dated January 31, 2003 among iPayment Inc., Chase Merchant Services, LLC and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.37 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.10	Asset Purchase Agreement dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.11	Services Agreement dated December 27, 2004, between iPayment, Inc., and First Data Merchant Services Corporation (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

14.1	Code of Ethics, (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant, filed herewith.

31.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.