Form 10-Q
period 2007-03-31
IPAYMENT INC
filed 2007-05-14
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at March 31, 2007

(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$82	$96
Accounts receivable, net of allowance for doubtful accounts of $341 and $275 at March 31, 2007 and December 31, 2006, respectively	21,644	23,050
Prepaid expenses and other current assets	3,338	2,685

Total current assets	25,064	25,831

Restricted cash	1,045	1,036
Property and equipment, net	4,051	3,925
Intangible assets and other, net of accumulated amortization of $33,758 and $24,769 at March 31, 2007 and December 31, 2006, respectively.	218,132	226,776
Goodwill	509,578	506,078
Other assets, net	19,196	19,780

Total assets	$777,066	$783,426

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,585	$5,933
Income taxes payable	—	508
Accrued liabilities and other	24,211	24,968
Current portion of long-term debt	5,242	5,241

Total current liabilities	32,038	36,650

Minority interest in equity of consolidated subsidiaries	—	155
Deferred tax liabilities	12,527	14,331
Long-term debt	711,238	709,415
Other liabilities	6,719	5,985

Total liabilities	762,522	766,536

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2007, and December 31, 2006	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $1,920 and $1,517 at March 31, 2007, and December 31, 2006, respectively.	(2,881)	(2,275)
Accumulated deficit	(2,630)	(890)

Total stockholders’ equity	14,544	16,890

Total liabilities and stockholders’ equity	$777,066	$783,426

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	Successor	Predecessor

Revenues	$177,740	$170,901

Operating expenses:
Interchange	103,662	98,113
Other costs of services	54,242	52,650
Selling, general and administrative	6,549	5,320

Total operating expenses	164,453	156,083

Income from operations	13,287	14,818

Other expense:
Interest expense, net	15,268	1,848
Other expense, net	18	878

(Loss) Income before income taxes and minority interest in earnings of consolidated subsidiary	(1,999)	12,092

Income tax (benefit) provision	(129)	4,818

Minority interest in losses of consolidated subsidiaries	155	348

Net (loss) income	$(1,715)	$7,622

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	Successor	Predecessor

Cash flows from operating activities
Net (loss) income	$(1,715)	$7,622
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	9,401	9,703
Stock-based compensation	—	579
Noncash interest expense	644	252
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	1,406	2,757
Prepaid expenses and other current assets	(235)	(422)
Other assets	(1,433)	(1,508)
Accounts payable and income taxes payable	(4,274)	3,195
Accrued liabilities and other	3,955	(3,884)

Net cash provided by operating activities	7,749	18,294

Cash flows from investing activities
Change in restricted cash	(9)	1,043
Expenditures for property and equipment	(463)	(495)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(361)	(524)
Payments related to businesses previously acquired	(8,668)	(9,500)

Net cash used in investing activities	(9,501)	(9,476)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	4,050	(9,900)
Repayments of debt	(2,312)	(20)
Proceeds from issuance of common stock and exercise of options	—	289

Net cash provided by (used in) financing activities	1,738	(9,631)

Net decrease in cash and cash equivalents	(14)	(813)
Cash and cash equivalents, beginning of period	96	1,023

Cash and cash equivalents, end of period	$82	$210

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,211	$6,815
Cash paid during the period for interest	$9,718	$1,756

Non-cash increases in assets (liabilities):
Increase in goodwill	$—	$407
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
     On May 10, 2006, the Company completed its merger transaction with iPayment Holdings, Inc. (“Holdings”) pursuant to which iPayment MergerCo, Inc. (“MergerCo”) was merged with and into the Company, with the Company remaining as the surviving corporation and a wholly-owned subsidiary of Holdings (the “Transaction”). As a result of the Transaction, the Company’s results of operations, financial position and cash flows prior to the date of the Transaction are presented as the “Predecessor.” The financial effects of the Transaction and the Company’s results of operations, financial position and cash flows as the surviving corporation following the Transaction are presented as the “Successor.” The Transaction has been accounted for as a purchase at the parent company level (Holdings), with the related purchase accounting adjustments pushed down to the Company.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment”, the “Company”, “we”, “us”, “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2006 (included in our Annual Report on Form 10-K).
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
Share-Based Compensation
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, on a straight-line basis over the requisite service period.
     The weighted-average fair value of each stock option included in our compensation expense recognized during 2006 was estimated using the Black-Scholes option-pricing model and was amortized over the vesting period of the underlying options. For the three months ended March 31, 2006, $0.6 million of share-based compensation was recognized. At the closing of the Transaction on May 10, 2006, all options became fully vested. Since that time, there have been no options issued that would give rise to share-based compensation.
Derivative Financial Instruments
     We use certain variable rate debt instruments to finance our operations. These debt obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Management believes it is prudent to limit the variability of its interest payments.
     To meet this objective and to meet certain requirements of our credit agreements, we enter into certain derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist solely of interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and makes fixed interest rate payments, thereby effectively creating fixed-rate debt. We do not enter into derivative instruments for any reason other than cash flow hedging purposes. That is, we do not speculate using derivative instruments.
     We account for our deriviative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at March 31, 2007 was a liability of $4.8 million, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheets. The change in the fair value of the derivatives from December 31, 2006 to March 31, 2007 was $1.0 million, and is reported net of tax benefits of $0.4 million.
Amortization of Merchant Processing Portfolios
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through a review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume, across all merchant portfolios.
     For the quarter ended March 31, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during that period. As of May 11, 2006, the date of the Transaction, we adopted such an accelerated method of amortization over a 15-year period. We will monitor our actual attrition rate and adjust amortization schedules accordingly to the extent necessary. We believe that the accelerated method of amortization better approximates the distribution of actual cash flows generated by our merchant processing portfolios.
Common Stock
     As a result of the Transaction, the Company has 100 shares of common stock outstanding at March 31, 2007. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. For the three months ended March 31, 2007 and 2006, respectively, amortization expense related to our merchant processing portfolios and other intangible assets was $9,064,000 and $9,316,000.

Other Acquisitions
     During the three months ended March 31, 2007, we made various purchases of residual cash flow streams, totaling $0.4 million. The purchase prices for the residual cash flow streams have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives. There were no acquisitions of businesses during 2007 or 2006 that would require pro forma disclosure.
(3) Long-Term Debt
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At March 31, 2007, we had outstanding $509.9 million of term loans at a weighted average interest rate of 7.36% and $4.9 million outstanding under the revolver at a weighted average interest rate of 9.50%.
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
     On May 10, 2006, in conjunction with the Transaction, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The Notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement, plus accrued and unpaid interest. The Notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.
     During the first quarter of 2007, the Company repurchased $1.0 million of its Notes. Currently, the Company intends to hold the Notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We have reflected this transaction as a reduction in long-term debt within the Consolidated Balance Sheets as of March 31, 2007. “We amended our notes to allow for repurchases up to $10 million, including the aforementioned $1.0 million repurchase.” At March 31, 2007, we had outstanding $204.0 million of Notes and $2.5 million of remaining unamortized discount on the Notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $6.9 million and net capitalized debt issuance costs related to the Notes totaling $7.7 million as of March 31, 2007. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the New Facility and Notes for the three months ended March 31, 2007 was $0.6 million. Amortization expense for debt issuance costs related to our previous credit facility was $0.2 million for the three months ended March 31, 2006.
(4) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 2% or more of revenues. Substantially all revenues are generated in the United States.
(5) Income Taxes
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.

109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. In the first quarter of 2007, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2007, our liabilities for unrecognized tax benefits totaled $1.3 million and are included in income taxes payable.
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheet at January 1, 2007 was less than $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years through 2003.
     At March 31, 2007, we had approximately $2.4 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $0.7 million as of March 31, 2007.
(6) Commitments and Contingencies
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     This matter was last updated in our Annual Report for the year ended December 31, 2006, filed on Form 10-K with the Securities and Exchange Commission on March 8, 2007. Since we last reported on this matter, our subsidiary E-Commerce Exchange, Inc. (“ECX”) and third party defendant Applied Merchant Systems, Inc. (“AMS”), responded to the cross-complaint filed by cross-defendant Duvera Billing Services (“Duvera”) against ECX and AMS, by each of them filing an answer. The next status conference is currently set for May 16, 2007.

Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
      This matter was last updated in our Annual Report for the year ended December 31, 2006, filed on Form 10-K with the Securities and Exchange Commission on March 8, 2007 and there has not been any change in the status of this matter since last updated.
Other
     In September 2005, we were notified by Merrick Bank, one of our sponsor banks, that due to certain Visa and MasterCard fines against CardSystems Solutions (one of our payment processors) in connection with their mishandling of credit card data, Merrick Bank increased our reserve requirement from $0.5 million to $1.4 million. We have worked with Merrick Bank to obtain information regarding the increase and the fines against CardSystems Solutions, and have not been able to determine what, if any, contingent liability we may have for such fines. We intend to vigorously defend our business against any such fines and/or seek proper indemnification from third parties as applicable. There can be no assurance that we will be successful in defending against fines or obtaining indemnification. In January 2006, Merrick Bank released $0.4 million of the reserve to us, and in March 2006 released an additional $0.2 million of the reserve. The remaining $0.8 million reserve is recorded as restricted cash on our Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007.

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
(7) Restructuring
     In January 2007, the Company adopted a plan to close its Westchester, Illinois office and migrate all services performed in that office to its office in Calabasas, California. The plan was designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. As a result, the Calabasas office became responsible for managing the combined operations of both facilities and increased the number of active merchants Calabasas will be supporting. The Company accounted for the plan in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and the plan was substantially completed during the first quarter of 2007.
     One-Time Termination Benefits. The Company recognized severance charges of $0.4 million during the first quarter of 2007. These charges relate to work force reductions of approximately 70 employees and are included in Selling, General & Administrative expense in its Consolidated Statements of Operations. In addition, the Company recognizes severance expense ratably over the future service period as necessary if the benefit arrangement requires employees to render future service beyond a minimum retention period. The Company determined the severance expense to be recognized under this method to be de minimis in fiscal 2007.
     Contract Termination Costs. Under the terms of its operating leases in Westchester, the Company is obligated for rent associated with these leases that will continue to be incurred for its remaining term without economic benefit to the entity through January 2008. In accordance with SFAS No. 146, the Company recorded a charge to earnings to recognize the cost of exiting this facility of approximately $0.2 million, which equals the total amount of rent, net of estimated sub-lease income, for the remaining period of the leases. These charges are also included in Selling, General & Administrative expense in the Consolidated Statements of Operations.
     Other Associated Costs. Other associated costs associated with the restructuring plan included employee relocation costs, other personnel-related expenditures and property and equipment disposals that were incurred as a result of the office closure. These costs were expensed when incurred and totaled approximately $0.3 million and are included in Selling, General & Administrative expense in the Consolidated Statements of Operations.
     A reconciliation of the beginning and ending liability balances and related activity is shown below.

	January 1,	Charged to Costs			March 31,
	2007	or Expenses	Deductions		2007
One-time termination benefits	$—	$392	$357	(1)	$35
Contract termination costs	—	245	—		245
Other associated costs	—	273	244	(2)	29

	$—	$911	$601		$310

(1)	Payments of one-time termination benefits

(2)	Payments of other associated costs
(8) Significant Developments and Subsequent Events
     The foregoing descriptions of the Sponsorship Agreement and the Amendment to the Service Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as Exhibits 10.1 and 10.2 to this quarterly report and incorporated by reference herein.
     In January 2007, the Company entered into a Sponsorship Agreement (the “Sponsorship Agreement”) with First Data Merchant Services Corporation (“FDMS”) and Wells Fargo Bank, N.A. (the “Bank”, and together with FDMS, “Servicers”). This Agreement is effective upon the transfer of certain merchant portfolios to the Bank. Under the Sponsorship Agreement, the Servicers agreed to provide services to the Company in connection with the Company’s credit and debit card processing for merchants. The Sponsorship Agreement is non-exclusive and the Company is not obligated to pay any minimum fee or utilization commitment to the Servicers. The Sponsorship Agreement ends June 30, 2010, and thereafter automatically continues in effect until either party provides six months prior written notice of termination.

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
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 8, 2007. These factors could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Executive Overview
     On May 5, 2006, at a Special Meeting of Stockholders of the Company, our stockholders approved a motion to adopt the Agreement and Plan of Merger dated as of December 27, 2005, by and among iPayment, iPayment MergerCo, Inc. (“MergerCo”), and iPayment Holdings, Inc. (“Holdings,” an entity controlled by our Chairman and Chief Executive Officer, Gregory S. Daily, and our President, Carl A. Grimstad, and certain parties related to them), pursuant to which MergerCo would be merged with and into iPayment, with iPayment, Inc. remaining as the surviving corporation (the “Transaction”).
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
     In order to finance the Transaction, iPayment replaced its existing $205.0 million credit facility with a new $575.0 million senior secured credit facility, issued $205.0 million of senior subordinated notes, received equity contributions of $166.6 million from Mr. Daily and Mr. Grimstad on their own behalf and on behalf of certain related parties, and received approximately $3.4 million in cash from Mr. Daily. The new senior secured credit facility and senior subordinated notes are more fully described under “Liquidity and Capital Resources.”
     As a result of the Transaction, the consolidated financial statements present our results of operations, financial position and cash flows prior to the date of the Transaction as the “Predecessor.” The financial effects of the Transaction and our results of operations, financial position and cash flows following the closing of the Transaction are presented as the “Successor.”
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of March 31, 2007, we provided our services to more than 140,000 small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through independent sales groups and through a direct sales model. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating center in Calabasas, California.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made periodic acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.
     Charge volume increased modestly to $6,368 million for the three months ended March 31, 2007, from $6,122 million for the three months ended March 31, 2006. Revenues increased to $177.7 million in the first quarter of 2007 from $170.9 million in the same period of the prior year. The increase in revenues was due to an increase in new merchant account activations through our independent sales groups and direct sales channels.

Income from operations decreased to $13.3 million for the three months ended March 31, 2007, from $14.8 million for the three months ended March 31, 2006. Income from operations for March 31, 2006, is net of $0.6 million of share-based compensation expense recorded under FAS 123R.
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
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of March 31, 2007, and determined no impairment charge was required.
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
     For all periods through the period ended May 10, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The utilization of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during the same periods. Effective May 11, 2006, we adopted such an accelerated method of amortization over a 15-year period. We will monitor our actual attrition rate and adjust amortization schedules accordingly to the extent necessary. We believe that the accelerated method of amortization better approximates the distribution of actual cashflows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years.
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
     Income Taxes. We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.

     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. In the first quarter of 2007, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2007, our liabilities for unrecognized tax benefits totaled $1.3 million and are included in income taxes payable.
     Minority Interest. We own a 51 percent interest in a joint venture with a direct sales group and a 20 percent interest in another direct sales group. Minority interest in losses of consolidated subsidiaries listed on the Consolidated Statements of Operations represents the minority shareholders’ share of the after-tax net income or loss of these entities. The minority interest in equity of consolidated subsidiaries listed on the Consolidated Balance Sheets reflects the original investments by the minority shareholders, along with their proportionate share of the earnings or losses of the consolidated subsidiaries. In 2006 and 2007, we absorbed the cumulative losses in these direct sales groups to the extent such losses exceeded the minority partners’ investments.
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
     Derivative Financial Instruments. We account for our deriviative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at March 31, 2007 was a liability of $4.8 million, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheets. The change in the fair value of the derivatives from December 31, 2006 to March 31, 2007 was $1.0 million, and is reported net of tax benefits of $0.4 million.
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
     Restructuring. We account for our restructuring related to the Westchester, Illinois office closure in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, we recognize costs associated with an exit or disposal activity when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. We recognized approximately $0.9 million of restructuring costs during the first quarter of 2007.
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
     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants. Such costs primarily consist of residual payments to independent sales groups, which are commissions we pay to our independent sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method based on an average historical attrition rate of approximately 15% per year over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolio. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.
     Selling, general and administrative expenses consist primarily of salaries and wages, as well as other general administrative expenses such as professional fees.
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

Results of Operations
Three Months Ended March 31, 2007 (“2007”) Compared to Three Months Ended March 31, 2006 (“2006”)

					Change
	Three months ended	% of Total	Three months ended	% of Total
	March 31, 2007	Revenue	March 31, 2006	Revenue	Amount	%
Revenues	$177,740	100.0%	$170,901	100.0%	$6,839	4.0
Operating Expenses
Interchange	103,662	58.3	98,113	57.4	5,549	5.7
Other costs of services	54,242	30.5	52,650	30.8	1,592	3.0
Selling, general and administrative	6,549	3.7	5,320	3.1	1,229	23.1

Total operating expenses	164,453	92.5	156,083	91.3	8,370	5.4

Income from operations	13,287	7.5	14,818	8.7	(1,531)	(10.3)
Other expense
Interest expense, net	15,268	8.6	1,848	1.1	13,420	726.2
Other expense, net	18	0.1	878	0.5	(860)	NM

Total other expense	15,286	8.6	2,726	1.6	12,560	460.7

(Loss) income before income taxes	(1,999)	(1.1)	12,092	7.1	(14,091)	(116.5)
Income tax (benefit) provision	(129)	(0.1)	4,818	2.8	(4,947)	(102.7)
Minority interest	155	0.1	348	0.2	(193)	(55.46)

Net (loss) income	$(1,715)	(1.0)	$7,622	4.5	$(9,337)	(122.5)

NM = Not meaningful

Other Data:
Cash flows from:
Operating activities	$7,749	$18,294
Investing activities	$(9,501)	$(9,476)
Financing activities	$1,738	$(9,631)
EBITDA (a)	$22,825	$23,992
Adjusted EBITDA (a)	$22,843	$25,450

(a)	EBITDA is defined as net income (loss) before (i) depreciation and amortization, (ii) interest expense, and (iii) provision (benefit) for income taxes. Adjusted EBITDA excludes certain additional items. We consider EBITDA and adjusted EBITDA to be important indicators of the performance of our business. We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to service or incur indebtedness, make capital expenditures and finance working capital requirements. EBITDA and adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do and EBITDA and adjusted EBITDA may not be comparable with similarly titled measures reported by other companies. The reconciliation of net income (loss) under GAAP to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	2007	2006
	(Unaudited)	(Unaudited)
Net (loss) income	$(1,715)	$7,622
Interest expense, net	15,268	1,848
Income tax (benefit) provision	(129)	4,818
Depreciation and amortization	9,401	9,704

EBITDA	22,825	23,992
Share-based compensation	—	580
Other expense (1)	18	878

Adjusted EBITDA	$22,843	$25,450

(1)	Amounts represent certain expenses of the Company primarily related to the Transaction which closed on May 10, 2006.

     Revenues. Revenues increased 4.0% to $177.7 million during the first quarter of 2007 from $170.9 million during the same period in 2006. Revenues increased due to the increase in new merchant account activations through our independent sales groups and direct sales channels.
     Interchange Expenses. Interchange expenses increased 5.7% to $103.7 million during the first quarter of 2007 from $98.1 million during the same period in 2006. The increase was primarily attributable to increased charge volumes. Interchange expenses as a percentage of total revenues increased to 58.3% during the first quarter of 2007 from 57.4% during the same period in 2006 mainly due to Visa/MasterCard interchange price increases in the second quarter of 2006.
     Other Costs of Services. Other costs of services increased 3.0% to $54.2 million during the first quarter of 2007 from $52.7 million during the same period in 2006 due to the increase in charge volumes. Other costs of services as a percentage of revenues remained relatively consistent from the first quarter of 2006 to the same period in 2007.
     Selling, General and Administrative. Selling, general and administrative expenses increased 23.1% to $6.5 million during the first quarter of 2007 from $5.3 million during the same period in 2006. Selling, general, and administrative expenses increased as a percentage of revenues to 3.7% during the first quarter of 2007 from 3.1% during the same period in 2006. The increase was primarily due to restructuring costs recognized under FAS 146 and other costs in Chicago and Calabasas related to the shutdown of the Chicago office.
     Other Expense. Other expense increased to $15.3 million during the first quarter of 2007 from $2.7 million during the same period in 2006. The increase was primarily due to $15.3 million of interest expense on debt balances that increased as a result of the Transaction.
     Income Tax. Income tax benefit increased to $0.1 million during the first quarter of 2007 from a $4.9 million expense during the same period in 2006. The change was primarily due to an increase in interest expense of $13.4 million which decreased taxable income.
     Minority Interest. Minority interest income was $0.2 million during the first quarter of 2007 compared to $0.3 million in during the same period in 2006. Minority interest income comes from our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. Both of these entities are presented on a consolidated basis in our consolidated financial statements.
     EBITDA and Adjusted EBITDA. EBITDA decreased $1.2 million to $22.8 million during the first quarter of 2007 from $24.0 million during the same period in 2006. Adjusted EBITDA, which excludes share-based compensation and Transaction-related expenses, decreased $2.6 million to $22.8 million during the first quarter 2007 from $25.5 million during the same period in 2006. The decrease was principally the result of costs incurred for the Chicago office closure.

Liquidity and Capital Resources
     As of March 31, 2007, we had cash and cash equivalents totaling $0.1 million, which is consistent with the balance of $0.1 million as of December 31, 2006. We had a net working capital deficit (current liabilities in excess of current assets) of $7.0 million as of March 31, 2007, compared to $10.8 million as of December 31, 2006. We expect that our cash flow from operations and proceeds from borrowings under our credit facility will be our primary source of liquidity and will be sufficient to settle our current obligations.
Operating activities
     Net cash provided by operating activities was $7.7 million in during the first quarter of 2007, consisting of a net loss of $1.7 million adjusted by depreciation and amortization of $9.4 million, non-cash interest expense of $0.6 million, and a net unfavorable change in operating assets and liabilities of $0.6 million.
     Net cash provided by operating activities was $18.3 million during the same period in 2006, primarily consisting of net income of $7.6 million, depreciation and amortization of $9.7 million, stock-based compensation of $0.6 million, and non-cash interest expense of $0.3 million.
Investing activities
     Net cash used by investing activities was $9.5 million in during the first quarter of 2007. Net cash used by investing activities primarily consisted of $8.7 million paid in earnout payments. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used by investing activities was $9.5 million during the same period in 2006. Net cash used by investing activities primarily consisted of $9.5 million paid for an earnout payment.
Financing activities
     Net cash provided by financing activities was $1.7 million during the first quarter of 2007, primarily consisting of borrowings under our revolving credit facility of $4.1 million, partially offset by $2.3 million of net repayments on our long-term debt.
     Net cash used by financing activities was $9.6 million during the same period in 2006, primarily consisting of net repayments on our credit facility of $9.9 million, partially offset by $0.3 million of proceeds from stock option exercises.
     On May 10, 2006, in conjunction with the Transaction further described under “Executive Overview”, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.25 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At March 31, 2007, we had outstanding $509.9 million of term loans at a weighted average interest rate of 7.36% and $4.9 million outstanding under the revolver at a weighted average interest rate of 9.50%.
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
     On May 10, 2006, in conjunction with the Transaction further described under “Executive Overview”, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The Notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the agreement, plus accrued and unpaid interest. The Notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.
     We had net capitalized debt issuance costs related to the New Facility totaling $6.9 million and net capitalized debt issuance costs related to the Notes totaling $7.7 million as of March 31, 2007. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to our New Facility and the Notes was $0.6 million during the first quarter of 2007. Amortization expense for debt issuance costs related to our previous credit facility was $0.2 million for the three months ended March 31, 2006.
     Contractual Obligations
     The following table of our material contractual obligations as of March 31, 2007, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. Between December 31, 2006, and March 31, 2007, we paid $8.7 million in earnout payments. We currently estimate that we will pay an aggregate of $2.0 to $5.0 million in additional earnout payments in 2007 through 2008.

	Payments due by period
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years

Credit facility	$514,750	$5,150	$10,300	$10,300	$489,000
Senior Notes	204,000	—	—	—	204,000
Interest (1)	314,435	57,691	114,245	112,664	29,835
Capital lease obligations	208	108	90	10	—
Operating lease obligations	3,359	1,209	1,902	248	—
Purchase obligations (2)(3)(4)	33,962	13,358	14,571	6,033	—

Total contractual obligations	$1,070,714	$77,516	$141,108	$129,255	$722,835

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of March 31, 2007, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 3 in our Consolidated Financial Statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $10.3 million in fiscal 2007, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2007, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of March 31, 2007, and are excluded from this table.
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

Effects of Inflation
     Management believes that the effects of inflation have not been significant to our overall operating results in recent years. Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of March 31, 2007, $509.9 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.5 million.
     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is contained in Note 6 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
Item 1A. Risk Factors
     There is no material change to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

iPayment, Inc.

Date: May 14, 2007	By:	/s/ Gregrory S. Daily

Gregory S. Daily Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Clay M. Whitson

Clay M. Whitson Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Sponsorship Agreement, dated as of January 29, 2007, among iPayment, Inc., First Data Merchant Services Corporation and Wells Fargo Bank, N.A., filed herewith.

10.2	Sixth Amendment to Service Agreement dated as of January 29, 2007, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.