Form 10-K/A
period 2006-12-31
IPAYMENT INC
filed 2007-06-18
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Number of shares of the registrant’s common stock outstanding as of May 31, 2007, was 100.
Documents incorporated by reference: NONE

Caution Regarding Forward-Looking Statements

EXPLANATORY NOTE
     We are amending our annual report on Form 10-K for the year ended December 31, 2006 (1) to delete certain references to EBITDA and adjusted EBITDA, (2) to make certain changes to the disclosure in footnotes 6 and 9 to the financial statements, and (3) to amend and refile the certifications provided by our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
     We had net capitalized debt issuance costs related to the Senior Secured Credit Facility totaling $7.1 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $8.0 million as of December 31, 2006. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $1.4 million for the period from May 11 to December 30, 2006 (Successor). Amortization expense for debt issuance costs related to our previous credit facility were $0.4 million for the period from January 1 through May 10, 2006 (Predecessor). The remaining unamortized balance of debt issuance costs related to our previous credit facility in the amount of $2.5 million were written off to interest expense as a result of the Transaction as of May 10, 2006.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT INC.
By:	/s/ Gregory S. Daily
	Name:	Gregory S. Daily
	Title:	Chairman and Chief Executive Officer

June 18, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 18, 2007.

Signature	Title

/s/ Gregory S. Daily Gregory S. Daily	Director

/s/ Carl M. Grimstad Carl M. Grimstad	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc. , (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K for the period December 28, 2005).

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K for the period December 28, 2005).

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K for the period December 28, 2005).

3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

3.2	Bylaws of Merger Co., as adopted by iPayment, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.1	Indenture, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.2	Purchase Agreement, dated as of May 3, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.3	Registration Rights Agreement, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.4	Form of Note (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006)

10.1	Credit Agreement, dated May 10, 2006, among iPayment, Inc., as Borrower, iPayment Holdings, Inc. the Subsidiary Guarantors named therein, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger. (incorporated by reference to Exhibit 10.1 of the Registration’s Form S-4 filed with the Commission on July 21, 2006).

10.2	Security Agreement, dated May 10, 2006, among iPayment, Inc., iPayment Holdings, Inc., the Subsidiary Guarantors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.2 of the Registration’s Form S-4 filed with the Commission on July 21, 2006).

10.3	Pledge Agreement, dated May 10, 2006, among the Pledgors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.3 of the Registration’s Form S-4 filed with the Commission on July 21, 2006).

10.4	Service Agreement dated July 1, 2002 between First Data Merchant Services Corporation and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 4, 2003).

10.5	First Amendment to Service Agreement dated October 25, 2002 between First Data Merchant Services corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.6	Employment Agreement effective February 26, 2001 between Gregory S. Daily and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.7	Employment Agreement effective February 26, 2001 between Carl Grimstad and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.8	Employment Agreement effective September 3, 2002 between Clay M. Whitson and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.9	Merchant Program Processing Agreement dated January 31, 2003 among iPayment Inc., Chase Merchant Services, LLC and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.37 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.10	Asset Purchase Agreement dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.11	Services Agreement dated December 27, 2004, between iPayment, Inc., and First Data Merchant Services Corporation (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

14.1	Code of Ethics, (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.