Form 10-Q/A
period 2007-03-31
IPAYMENT INC
filed 2007-06-18
CIK 1140184

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at May 31, 2007

(Common stock, $0.01 par value)	100

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
     Charge volume increased modestly to $6,368 million for the three months ended March 31, 2007, from $6,123 million for the three months ended March 31, 2006. Revenues increased to $177.7 million in the first quarter of 2007 from $170.9 million in the same period of the prior year. The increase in revenues was due to an increase in new merchant account activations through our independent sales groups and direct sales channels.

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

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned party duly authorized.

iPayment, Inc.

Date: June 18, 2007	By:	/s/ Gregrory S. Daily

Gregory S. Daily Chief Executive Officer (Principal Executive Officer)

Date: June 18, 2007	By:	/s/ Clay M. Whitson

Clay M. Whitson Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Sponsorship Agreement, dated as of January 29, 2007, among iPayment, Inc., First Data Merchant Services Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2007).

10.2	Sixth Amendment to Service Agreement dated as of January 29, 2007, between First Data Merchant Services Corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2007).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.