Form 10-Q
period 2007-06-30
IPAYMENT INC
filed 2007-08-13
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐           No      ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at June 30, 2007

(Common stock, $0.01 par value)	100

		Page
PART I — FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 (Successor, Unaudited) and December 31, 2006 (Successor)	3
	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007; May 11, 2006 through June 30, 2006 (Successor); April 1, 2006 through May 10, 2006 (Predecessor); January 1, 2006 through May 10, 2006 (Predecessor)	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2007; period from January 1, 2006 through May 10, 2006 (Predecessor); period from May 11, 2006 through June 30, 2006 (Successor)	5
	Notes to Unaudited Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Information	22

Item 6	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

EXHIBITS		24
Ex-31.1 Section 302 Certification for CEO
Ex-31.2 Section 302 Certification for CFO
Ex-32.1 Section 906 Certification for CEO
Ex-32.2 Section 906 Certification for CFO

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7	$96
Accounts receivable, net of allowance for doubtful accounts of $406 and $275 at June 30, 2007 and December 31, 2006, respectively	23,384	23,050
Prepaid expenses and other current assets	3,342	2,685

Total current assets	26,733	25,831

Restricted cash	1,233	1,036
Property and equipment, net	3,812	3,925
Intangible assets and other, net of accumulated amortization of $42,478 and $24,769 at June, 2007 and December 31, 2006, respectively	210,104	226,776
Goodwill	509,682	506,078
Other assets, net	18,443	19,780

Total assets	$770,007	$783,426

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,089	$5,933
Income taxes payable	1,225	508
Accrued liabilities and other	19,080	24,968
Current portion of long-term debt	5,244	5,241

Total current liabilities	28,638	36,650

Minority interest in equity of consolidated subsidiaries	—	155
Deferred tax liabilities	12,980	14,331
Long-term debt	706,962	709,415
Other liabilities	3,072	5,985

Total liabilities	751,652	766,536

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2007, and December 31, 2006	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $273 and $1,517 at June 30, 2007, and December 31, 2006, respectively	(410)	(2,275)
Accumulated deficit	(1,290)	(890)

Total stockholders’ equity	18,355	16,890

Total liabilities and stockholders’ equity	$770,007	$783,426

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three	Period from		Six	Period from
	Months	May 11	April 1	Months	May 11	January 1
	Ended	through	through	Ended	through	through
	June 30,	June 30,	May 10,	June 30,	June 30,	May 10,
	2007	2006	2006	2007	2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Revenues	$192,674	$107,549	$81,613	$370,414	$107,549	$252,514

Operating expenses:
Interchange	112,440	62,389	47,346	216,102	62,389	145,459
Other costs of services	57,743	31,994	24,344	111,985	31,994	76,994
Selling, general and administrative	4,708	2,752	9,112	11,257	2,752	14,432

Total operating expenses	174,891	97,135	80,802	339,344	97,135	236,885

Income from operations	17,783	10,414	811	31,070	10,414	15,629

Other expense:
Interest expense, net	15,218	8,602	3,381	30,486	8,602	5,229
Other expense, net	92	1,955	5,850	110	1,956	6,729

Income (loss)before income taxes and minority interest in earnings of consolidated subsidiary	2,473	(143)	(8,420)	474	(144)	3,671

Income tax provision (benefit)	1,133	(75)	(1,476)	1,004	(77)	3,343

Minority interest in losses of consolidated subsidiaries	—	193	173	155	193	522

Net income (loss)	$1,340	$125	$(6,771)	$(375)	$126	$850

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

		Period from
	Six Months	May 11	January 1
	Ended	through	through
	June 30,	June 30,	May 10,
	2007	2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)
	Successor	Successor	Predecessor
Cash flows from operating activities
Net income	$(375)	$126	$850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,465	5,631	14,026
Stock-based compensation	—	—	7,719
Noncash interest expense	1,290	49	2,958

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(334)	(11,548)	13,488
Prepaid expenses and other current assets	(657)	70	(461)
Other assets	(3,014)	7,584	(6,017)
Accounts payable and income taxes payable	(2,127)	2,612	(4,444)
Accrued liabilities and other	(705)	(16,679)	20,322

Net cash provided by (used in) operating activities	12,543	(12,155)	48,441

Cash flows from investing activities
Change in restricted cash	(197)	946	1,050
Expenditures for property and equipment	(557)	(490)	(587)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(483)	(287)	(524)
Payments related to businesses previously acquired	(8,772)	(3,000)	(11,500)

Net cash used in investing activities	(10,009)	(2,831)	(11,561)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	1,000	7,500	(100,000)
Proceeds received in exchange for ownership interest in Successor company	—	3,378	—
Repayments of debt	(3,623)	(1,303)	(28)
Proceeds from issuance of debt, net of finance costs	—	(120)	701,165
Repurchase of common stock	—	(633,702)	—
Proceeds from issuance of common stock	—	—	382

Net cash (used in) provided by financing activities	(2,623)	(624,247)	601,519

Net (decrease) increase in cash and cash equivalents	(89)	(639,233)	638,399
Cash and cash equivalents, beginning of period	96	639,422	1,023

Cash and cash equivalents, end of period	$7	$189	$639,422

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,904	$107	$4,866
Cash paid during the period for interest	$29,365	$5,284	$2,663

Non-cash increases in assets (liabilities):
Intangible assets	$—	$72,419	$—
Goodwill	$—	$356,756	$—
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment include the accounts of the Company and all subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for remaining periods of 2007. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2006 (included in our Annual Report on Form 10-K).
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
     The weighted-average fair value of each stock option included in our compensation expense recognized during 2006 was estimated using the Black-Scholes option-pricing model and was amortized over the vesting period of the underlying options. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three and six months ended June 30, 2006 was $3,888,000 and $4,467,000, respectively, with an associated tax benefit of $1,516,000 and $1,742,000 for the three and six months ended June 30, 2006, respectively. The share-based compensation expense recognized for the three and six months ended June 30, 2006, includes $3,633,000 (with an associated tax benefit of $1,417,000) due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized in accordance with SFAS No. 123R for the period from May 11, 2006 to June 30, 2006, as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
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
     For the six months ended June 30, 2006, $0.8 million of share-based compensation was recognized. At the closing of the Transaction on May 10, 2006, all options became fully vested. Since that time, there have been no options issued that would give rise to share-based compensation.
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
     To meet this objective and to meet certain requirements of our credit agreements, we enter into certain derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist solely of interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby effectively creating fixed-rate debt. We do not enter into derivative instruments for any reason other than cash flow hedging purposes. That is, we do not speculate using derivative instruments.
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at June 30, 2007 was a liability of $0.7 million, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheets. The change in the fair value of the derivatives from December 31, 2006 to June 30, 2007 was $3.1 million, and is reported net of tax liabilities of $1.2 million.
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
     For all periods through the period ended May 10, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of materially similar amounts of amortization expense as the straight-line method used by us during the same periods. Effective May 11, 2006, the date of the Transaction, we adopted such an accelerated method of amortization over a 15-year period. We will monitor our actual attrition rate and adjust amortization schedules accordingly to the extent necessary. We believe that the accelerated method of amortization better approximates the distribution of actual cash flows generated by our merchant processing portfolios.
Common Stock
     As a result of the Transaction, the Company has 100 shares of common stock outstanding at June 30, 2007. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Acquisitions
     The effective dates of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. For the three and six months ended June 30, 2007, amortization expense related to our merchant processing portfolios and other intangible assets was $9,064,000 and $17,794,000, respectively. For the period from May 11, 2006 through June 30, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $5,494,000. For the period from April 1, 2006 through May 10, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $4,159,000. For the period from January 1, 2006 through May 10, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $13,475,000.
Other Acquisitions
     During the three and six months ended June 30, 2007, we made various purchases of residual cash flow streams for consideration, totaling $0.1 million and $0.5 million, respectively. The purchase prices for the residual cash flow streams have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives. There were no acquisitions of businesses during 2007 or 2006 that would require pro forma disclosure.
(3) Long-Term Debt
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by substantially all the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.00 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At June 30, 2007, we had outstanding $508.6 million of term loans at a weighted average interest rate of 7.35% and $1.9 million outstanding under the revolver at a weighted average interest rate of 9.50%.
     Under the New Facility we are required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we have entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1).
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
     During the first quarter of 2007, the Company repurchased $1.0 million of its Notes. Currently, the Company intends to hold the Notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We have reflected this transaction as a reduction in long-term debt within the Consolidated Balance Sheets as of June 30, 2007. We amended our Credit Facilty to allow for repurchases of our Notes up to $10 million, including the aforementioned $1.0 million repurchase. At June 30, 2007, we had outstanding $204.0 million of Notes and $2.4 million of remaining unamortized discount on the Notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $6.6 million and net capitalized debt issuance costs related to the Notes totaling $7.4 million as of June 30, 2007. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the New Facility and Notes for the three and six months ended June 30, 2007 was $0.6 million and $1.1 million, respectively. Amortization expense related to the debt issuance costs was $0.3 million for the period from May 11 to June 30, 2006. Amortization expense for debt issuance costs related to our previous credit facility were $0.2 million for the period from April 1 through May 10, 2006, and $0.4 million for the period from January 1 through May 10, 2006.
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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. In the first and second quarters of 2007, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2007, our liabilities for unrecognized tax benefits totaled $1.4 million and are included in income taxes payable.
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
     At June 30, 2007, we had approximately $2.4 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $0.7 million as of June 30, 2007.
6) Commitments and Contingencies
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     This matter was last updated in our Amendment on Form 10- K/A filed with the Securities and Exchange Commission on June 18, 2007 amending our Annual Report for the year ended December 31, 2006, previously filed on Form 10-K with the Securities and Exchange Commission on March 8, 2007 and our Amendment on Form 10- Q/A filed with the Securities and Exchange Commission on June 18, 2007, amending our Quarterly Report for the first quarter ended March 31, 2007, previously filed on Form 10-Q with the Securities and Exchange Commission on May 14, 2007 (collectively, the “June Amendments”). Since we last reported on this matter, the parties have continued to engage in discovery and attend scheduled status conferences. The next status conference is currently set for October 9, 2007. Plaintiffs have not filed a motion for “class certification” and no trial date been set at this time.
     Although we currently intend to continue to vigorously defend ourselves in this case, and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     This matter was previously reported in our Annual Report for the year ended December 31, 2005, filed on Form 10-K with the Securities and Exchange Commission, and subsequently updated in our Annual Report for the year ended December 31, 2006, filed on Form 10-K with the Securities and Exchange Commission on March 8, 2007 and last updated in our June Amendments filed with the Securities and Exchange Commission on June 18, 2007. As previously reported, in December 2006 ECX and other defendants filed a Motion for Mandatory Dismissal of the lawsuit, based on the failure to bring the case to trial within five years after the action commenced (pursuant to California Code of Civil Procedure).
     A hearing on the Motion was conducted on January 25, 2007, and concluded with the Court taking the motion under submission, requested supplemental briefing of certain matters at issue, and stayed the entire case until a formal ruling is issued on the Motion to Dismiss. In February 2007 supplemental briefs were filed and on May 14, 2007 the Court issued a 26 page Order and Opinion granting the Motion to Dismiss pursuant to CCP § 583.340(b), and on June 26, 2007 the Court executed the Notice of Entry of Final Judgment dismissing this litigation with prejudice, and granting the prevailing defendants to seek their costs. A hearing on a Motion to Strike and/or Tax Costs is set for September 4, 2007, which is also the last day for plaintiff to file her Notice of Appeal.
     At this time we cannot predict with any certainty if plaintiff will file a Notice of Appeal, and if so, the grounds relied upon, nor can we predict with any certainty what relief may be sought, or the likely outcome of any such Appeal and/or the lawsuit and claims asserted against us. However, we continue to believe that the claims asserted against us in this lawsuit are without merit, and that the Court properly granted our Motion to Dismiss, dismissing the action.
     However, in the event Plaintiff files a timely appeal and we are required to continue our defense, we intend to vigorously oppose relief from the Court Order granting our Motion and dismissal, and will continue to vigorously defend ourselves in this case, (and if required, will vigorously oppose any request for certification of the “class” sought by the Plaintiff in this lawsuit). There can be no assurance that, if requited to do, we will be successful or prevail in our defense, and/or in the event we are not successful, that the claims would be covered, in whole or in part, under the insurance policy coverage with Farmers, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
NPMG Acquistion Sub / American Arbitration Association Demand for Arbitration, Case Number: Re: 76 489 Y 00188 07 WYGI
     We recently received a request for mediation and demand for arbitration (“Demand”) from GMPN, formerly National Processing Management, Group (“NPMG”) and Lance Morris (“Morris”) (together “Claimant”) regarding claims arising out of an October 2005 purchase of assets of GMPN. We completed this purchase on the terms of our purchase agreement (and documents containing non-solicitation, non-compete and confidentiality provisions) with GMPN and its shareholders, including Morris (“Sellers”). Consideration for the purchase was a cash payment at closing and a contingent payment based on performance of NPMG Acquisition Sub LLC, (“Buyer”) over the first two calendar years following the closing as determined by the terms and the provisions for the calculation, (which were achieved for the first year, and a contingent payment was paid to Sellers in February 2007. Buyer is a wholly owned subsidiary that we formed for the transaction).
     The Demand includes claims for, breach of contract; breach of the covenant of good faith, and interference with contractual relations and prospective business advantage and requests economic damages of not less than $45 million, punitive damages, attorney fees and costs of suit, an order compelling us to perform specifically all provisions of the agreement and for declaratory judgment that the non-solicitation and non-compete agreements entered into are unenforceable. In support of its claims, Claimant alleges they have the right to obtain the highest contingent payment it can and a sale of the “account portfolio” in 2007 will achieve that goal by inclusion in the calculation.
     We are in the process of identifying legal counsel in Phoenix, Arizona to represent us in connection with this Demand. At this time, we have participated in limited case management conference calls with counsel to the Claimant.
     Based on our present understanding of the factual and legal matters related to this matter, we believe that the claims and the underlying allegations asserted against us are without merit. We will attempt to resolve these claims in the mediation process. We currently believe that we have meritorious defenses to these claims should mediation fail to resolve these disputes. Should we be required, we intend to vigorously defend ourselves in this matter, however, there can be no assurance that we will be successful in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

Other
     In September 2005, we were notified by Merrick Bank, one of our sponsor banks, that due to certain Visa and MasterCard fines against CardSystems Solutions (one of our payment processors) in connection with their mishandling of credit card data, Merrick Bank increased our reserve requirement from $0.5 million to $1.4 million. We have worked with Merrick Bank to obtain information regarding the increase and the fines against CardSystems Solutions, and have not been able to determine what, if any, contingent liability we may have for such fines. We intend to vigorously defend our business against any such fines and/or seek proper indemnification from third parties as applicable. There can be no assurance that we will be successful in defending against fines or obtaining indemnification. During the twelve months ended December 31, 2006, Merrick Bank released $0.6 million of the reserve to us but subsequently increased the reserve requirement an additional $0.2 million during the second quarter of 2007. The remaining $1.0 million reserve is recorded as restricted cash on our Consolidated Balance Sheets as of June 30, 2007.
     We were recently notified by one of our sponsor banks of a potential liability totaling less than $500,000. Although we are still currently investigating the facts associated with this matter, at the present time, we believe that we will have rights to seek proper indemnification from third parties. We intend to continue our investigation into this matter and to vigorously defend our business from incurring this liability. Although the ultimate outcome of this investigation and our liability associated therewith cannot be predicted with certainty, based on information currently available, and available insurance coverage, in our opinion, the outcome is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results cannot be predicted with certainty and in the event of unexpected future developments or additional information, it is possible that this matter could be unfavorable to us.
     We are also subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management’s attention.
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
     One-Time Termination Benefits. The Company recognized severance charges of $0.4 million during the first quarter of 2007. These charges relate to work force reductions of approximately 70 employees and are included in Selling, General and Administrative expense in its Consolidated Statements of Operations. In addition, the Company recognizes severance expense ratably over the future service period as necessary if the benefit arrangement requires employees to render future service beyond a minimum retention period. The Company determined the severance expense to be recognized under this method to be de minimis in fiscal 2007.
     Contract Termination Costs. Under the terms of its operating leases in Westchester, the Company is obligated for rent associated with these leases that will continue to be incurred for its remaining term without economic benefit to the entity through January 2008. In accordance with SFAS No. 146, the Company recorded a charge to earnings to recognize the cost of exiting this facility of approximately $0.2 million, which equals the total amount of rent, net of estimated sub-lease income, for the remaining period of the leases. These charges are also included in Selling, General and Administrative expense in the Consolidated Statements of Operations.
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
     A reconciliation of the beginning and ending liability balances (included in “accrued liabilities and other” on the consolidated balance sheets) and related activity is shown below.

		Charged to
	January 1,	Costs or			June 30,
	2007	Expenses	Deductions		2007
One-time termination benefits	$—	$392	$392	(1)	$0
Contract termination costs	—	245	70	(2)	175
Other associated costs	—	273	259	(3)	14

	$—	$911	$721		$190

(1)	Payments of one-time termination benefits

(2)	Payments of contract termination costs
(8) Significant Developments
     The foregoing descriptions of the Sponsorship Agreement and the Amendment to the Service Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which were filed as Exhibits 10.1 and 10.2 to the quarterly report filed on June 18, 2007 and incorporated by reference herein.
     In January 2007, the Company entered into a Sponsorship Agreement (the “Sponsorship Agreement”) with First Data Merchant Services Corporation (“FDMS”) and Wells Fargo Bank, N.A. (the “Bank”, and together with FDMS, “Servicers”). This Agreement is effective upon the transfer of certain merchant portfolios to the Bank. Under the Sponsorship Agreement, the Servicers agreed to provide services to the Company in connection with the Company’s credit and debit card processing for merchants. The Sponsorship Agreement is non-exclusive and the Company is not obligated to pay any minimum fee or utilization commitment to the Servicers. The Sponsorship Agreement took effect July 2, 2007 and ends June 30, 2010, and thereafter automatically continues in effect until either party provides six months prior written notice of termination.
     In January 2007, the Company entered into a Sixth Amendment to Service Agreement, dated as of July 1, 2002, as amended by amendments dated October 25, 2002, November 27, 2002, January 8, 2004 and July 11, 2005, with FDMS (the “Omaha Platform Amendment”). The Omaha Platform Amendment sets forth a new schedule of fees charged by FDMS for processing services and extends the term of the Service Agreement to June 30, 2010. Further, iPayment is no longer liable for payments that would have been due under former provisions of this Service Agreement in the event that FDMS terminated the Service Agreement under certain circumstances prior to the expiration of the term of the Service Agreement. This Omaha Platform Amendment does not have any effect on our other Agreements with FDMS.

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
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of June 30, 2007, we provided our services to more than 145,000 small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through independent sales groups and through a direct sales model. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating center in Calabasas, California.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.
     Charge volume increased modestly to $13,283 million for the six months ended June 30, 2007, from $12,959 million for the six months ended June 30, 2006. Revenues increased to $370.4 million in the first six months of 2007 from $360.1 million in the same period of the prior year. Revenues for the first six months of 2006 consist of the combined January 1 through May 10, 2006

(Predecessor) and May 11 through June 30, 2006 (Successor) periods.
     The increase in revenues was due to an increase in new merchant account activations through our independent sales groups and direct sales channels. Income from operations increased to $31.1 million for the six months ended June 30, 2007, from $26.0 million for the six months ended June 30, 2006. Income from operations for the six months ended June 30, 2006 is net of $6.9 million of compensation expense related to accelerated vesting of options and restricted stock recognized as a result of the Transaction. Excluding these items, income from operations would have increased to $32.9 million for the six months ended June 30, 2006.
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
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of June 30, 2007, and determined no impairment charge was required.
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
     For all periods through the period ended May 10, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of materially similar amounts of amortization expense as the straight-line method used by us during the same periods. Effective May 11, 2006, we adopted such an accelerated method of amortization over a 15-year period. We will monitor our actual attrition rate and adjust amortization schedules accordingly to the extent necessary. We believe that the accelerated method of amortization better approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years.
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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. In the first quarter of 2007, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2007, our liabilities for unrecognized tax benefits totaled $1.4 million and are included in income taxes payable.
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
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at June 30, 2007 was a liability of $0.7 million, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheets. The change in the fair value of the derivatives from December 31, 2006 to June 30, 2007 was $3.1 million, and is reported net of tax liabilities of $1.2 million.
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
     Restructuring. We account for our restructuring related to the Westchester, Illinois office closure in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, we recognize costs associated with an exit or disposal activity when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. We recognized approximately $0.9 million of restructuring costs during the first six months of 2007.
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

Results of Operations
Three Months Ended June 30, 2007 (“2007”) Compared to Three Months Ended June 30, 2006 (“2006”)

	Three months ended	% of Total	Three months ended	% of Total	Change
	June 30, 2007	Revenue	June 30, 2006 (1)	Revenue	Amount	%
Revenues	$192,674	100.0%	$189,162	100.0%	$3,512	1.9
Operating Expenses
Interchange	112,440	58.4	109,735	58.0	2,705	2.5
Other costs of services	57,743	30.0	56,338	29.8	1,405	2.5
Selling, general and administrative	4,708	2.4	11,864	6.3	(7,156)	(60.3)

Total operating expenses	174,891	90.8	177,937	94.1	(3,046)	(1.7)

Income from operations	17,783	9.2	11,225	5.9	6,558	58.4
Other expense
Interest expense, net	15,218	7.9	11,983	6.3	3,235	27.0
Other expense, net	92	0.1	7,806	4.1	(7,714)	(98.8)

Total other expense	15,310	7.9	19,789	10.5	(4,479)	(22.6)

Income (loss) before income taxes	2,473	1.3	(8,564)	(4.5)	11,037	(128.9)
Income tax provision (benefit)	1,133	0.6	(1,551)	(0.8)	2,684	(173.0)
Minority interest	—	—	366	0.2	(366)	(100.00)

Net income (loss)	$1,340	0.7	$(6,647)	(3.5)	$7,987	(120.2)

(1)	Represents the Combined results of Predecessor for the period April 1 through May 10, 2006 and Successor for the period May 11 through June 30, 2006.
     Revenues. Revenues increased 1.9% to $192.7 million during the second quarter of 2007 from $189.2 million during the same period in 2006. Revenues increased due to an increase in new merchant account activations through our independent sales groups and direct sales channels.
     Interchange Expenses. Interchange expenses increased 2.5% to $112.4 million during the second quarter of 2007 from $109.7 million during the same period in 2006. The increase was primarily attributable to increased charge volumes. Interchange expenses as a percentage of total revenues increased to 58.4% during the second quarter of 2007 from 58.0% during the same period in 2006 mainly due to Visa/MasterCard interchange price increases in the second quarter of 2007.
     Other Costs of Services. Other costs of services increased 2.5% to $57.7 million during the second quarter of 2007 from $56.3 million during the same period in 2006 due to the increase in charge volumes. The increase was primarily attributable to increased residual costs, partially offset by reductions in processing costs. Other costs of services as a percentage of revenues remained relatively consistent from the second quarter of 2006 to the same period in 2007.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 60.3% to $4.7 million during the second quarter of 2007 from $11.9 million during the same period in 2006. Selling, general, and administrative expenses decreased as a percentage of revenues to 2.4% during the second quarter of 2007 from 6.3% during the same period in 2006. The decrease was attributable primarily to the recognition of $6.9 million of compensation expense in the second quarter of 2006 due to the accelerated vesting of stock options and restricted stock as a result of the Transaction. Selling, general and administrative expenses in the second quarter of 2007 also benefited from a reduction in operating expenses as a result of the Chicago office closure in the first quarter of 2007.
     Other Expense. Other expense decreased to $15.3 million during the second quarter of 2007 from $19.8 million during the same period in 2006. Other expense during the second quarter of 2007 consisted primarily of $15.2 million of interest expense as debt balances increased as a result of the Transaction. Other expense during the second quarter of 2006 primarily consisted of $12.0 million of interest expense and $7.8 million of expenses related to the Transaction.
     Income Tax. Income tax provision increased to $1.1 million during the second quarter of 2007 from a $1.6 million benefit during the same period in 2006. The change was primarily due to liabilities for uncertain tax positions resulting from the adoption of FIN 48.

     Minority Interest. There was no minority interest income during the second quarter of 2007 compared to $0.4 million during the same period in 2006. Minority interest income comes from our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. After losses in these entities exceeded the minority partners’ investments, we absorbed any additional losses.
Six Months Ended June 30, 2007 (“2007”) Compared to Six Months Ended June 30, 2006 (“2006”)

	Six months ended	% of Total	Six months ended	% of Total	Change
	June 30, 2007	Revenue	June 30, 2006 (1)	Revenue	Amount	%
Revenues	$370,414	100.0%	$360,063	100.0%	$10,351	2.9
Operating Expenses
Interchange	216,102	58.3	207,848	57.7	8,254	4.0
Other costs of services	111,985	30.2	108,988	30.3	2,997	2.7
Selling, general and administrative	11,257	3.0	17,184	4.8	(5,927)	(34.5)

Total operating expenses	339,344	91.6	334,020	92.8	5,324	1.6

Income from operations	31,070	8.4	26,043	7.2	5,027	19.3
Other expense
Interest expense, net	30,486	8.2	13,831	3.8	16,655	120.4
Other expense, net	110	0.1	8,685	2.4	(8,575)	(98.7)

Total other expense	30,596	8.3	22,516	6.3	8,080	35.9

Income (loss) before income taxes	474	0.1	3,527	1.0	(3,053)	(86.6)
Income tax provision (benefit)	1,004	0.3	3,266	0.9	(2,262)	(69.3)
Minority interest	155	0.0	715	0.2	(560)	(78.32)

Net income (loss)	$(375)	(0.1)	$976	0.3	$(1,351)	(138.4)

(1)	Represents the Combined results of Predecessor for the period January 1 through May 10, 2006 and Successor for the period May 11 through June 30, 2006.
     Revenues. Revenues increased 2.9% to $370.4 million during the first six months of 2007 from $360.1 million during the same period in 2006. Revenues increased due to an increase in new merchant account activations through our independent sales groups and direct sales channels.
     Interchange Expenses. Interchange expenses increased 4.0% to $216.1 million during the first six months of 2007 from $207.8 million during the same period in 2006. The increase was primarily attributable to increased charge volumes. Interchange expenses as a percentage of total revenues increased to 58.3% during the first six months of 2007 from 57.7% during the same period in 2006 mainly due to Visa/MasterCard interchange price increases in the second quarters of 2006 and 2007.
     Other Costs of Services. Other costs of services increased 1.4% to $112.0 million during the first six months of 2007 from $110.4 million during the same period in 2006 due to the increase in charge volumes. The increase was primarily attributable to increased residual costs, partially offset by reductions in processing costs. Other costs of services as a percentage of revenues remained relatively consistent from the first six months of 2006 to the same period in 2007.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 34.5% to $11.3 million during the first six months of 2007 from $17.2 million during the same period in 2006. Selling, general, and administrative expenses decreased as a percentage of revenues to 3.0% during the first six months of 2007 from 4.4% during the same period in 2006. The decrease was primarily attributed to the recognition of $6.9 million of compensation expense in the second quarter of 2006 due to the accelerated vesting of stock options and restricted stock as a result of the Transaction.
     Other Expense. Other expense increased to $30.6 million during the first six months of 2007 from $22.5 million during the same period in 2006. Other expense during the first six months of 2007 consisted primarily of $30.5 million of interest expense as debt balances increased as a result of the Transaction. Other expense during the first six months of 2006 primarily consisted of $13.8 million of interest expense and $8.7 million of expenses related to the Transaction.
     Income Tax. Income tax provision decreased to $1.0 million during the first six months of 2007 from a $3.2 million expense during the same period in 2006. The change was primarily due to an increase in interest expense of $16.7 million which decreased taxable income.

     Minority Interest. Minority interest income was $0.2 million during the first six months of 2007 compared to $0.7 million during the same period in 2006. Minority interest income comes from our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. After losses in these entities exceeded the minority partners’ investments, we absorbed any additional losses.

     Liquidity and Capital Resources
     As of June 30, 2007, we had cash and cash equivalents less than $0.1 million, a slight decrease from the balance of $0.1 million as of December 31, 2006. We had a net working capital deficit (current liabilities in excess of current assets) of $1.4 million as of June 30, 2007, compared to $10.8 million as of December 31, 2006. We expect that our cash flow from operations and proceeds from borrowings under our credit facility will be our primary source of liquidity and will be sufficient to settle our current obligations. At June 30, 2007, we had $1.9 million in borrowings outstanding under our $60.0 million revolver.
Operating activities
     Net cash provided by operating activities was $12.5 million during the first six months of 2007, consisting of net loss of $0.4 million adjusted by depreciation and amortization of $18.5 million, non-cash interest expense of $1.3 million, and a net unfavorable change in operating assets and liabilities of $6.8 million.
     Net cash provided by operating activities was $36.3 million for the six months ended June 30, 2006, consisting of net income of $1.0 million, adjusted for depreciation and amortization of $19.7 million, share-based compensation of $7.7 million, noncash interest expense of $3.0 million and net favorable changes in operating assets and liabilities of $4.9 million.
Investing activities
     Net cash used by investing activities was $10.0 million during the first six months of 2007. Net cash used by investing activities consisted of $8.8 million paid in earnout payments associated with acquisitions from a prior period, $0.5 million of acquisitions of residual cash flow streams and $0.5 million of capital expenditures, partially offset by a $0.2 million reduction in restricted cash. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
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
Financing activities
     Net cash used by financing activities was $2.6 million during the first six months of 2007, primarily consisting of $3.6 million of net repayments on our long-term debt, partially offset by borrowings under our revolving credit facility of $1.0 million.
     Net cash used by financing activities was $22.7 million for the six months ended June 30, 2006, primarily consisting of $633.7 million to repurchase common stock as part of the Transaction and net repayments on our credit facility of $92.5 million, partially offset by $701.0 million of net proceeds from the issuance of debt and approximately $3.4 million contributed by Mr. Daily to affect the Transaction.
     On May 10, 2006, in conjunction with the Transaction further described under “Executive Overview”, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.00 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. On June 30, 2007, we had outstanding $508.6 million of term loans at a weighted average interest rate of 7.35% and $1.9 million outstanding under the revolver at a weighted average interest rate of 9.50%.
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
     We had net capitalized debt issuance costs related to the New Facility totaling $6.6 million and net capitalized debt issuance costs related to the Notes totaling $7.4 million as of June 30, 2007. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the New Facility and Notes for the three and six months ended June 30, 2007 was $0.6 million and $1.1 million, respectively. Amortization expense related to the debt issuance costs was $0.3 million for the period from May 11 to June 30, 2006. Amortization expense for debt issuance costs related to our previous credit facility were $0.2 million for the period from April 1 through May 10, 2006, and $0.4 million for the period from January 1 through May 10, 2006.
     Contractual Obligations
     The following table of our material contractual obligations as of June 30, 2007, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. Between December 31, 2006, and June 30, 2007, we paid $8.8 million in earnout payments. We currently estimate that we will pay an aggregate of $2.0 to $5.0 million in additional earnout payments in 2007 through 2008.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Credit facility	508,563	5,150	10,300	10,300	482,813
Senior Notes	204,000	—	—	—	204,000
Interest (1)	315,030	57,314	113,490	106,953	37,273
Capital lease obligations	146	95	47	4	—
Operating lease obligations	2,922	904	1,764	254	—
Purchase obligations (2)(3)(4)	33,209	13,358	13,818	6,033	—

Total contractual obligations	1,063,870	76,821	139,419	123,544	724,086

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of June 30, 2007, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 3 in our Consolidated Financial Statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $10.3 million in fiscal 2007, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitments for years after 2007, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of June 30, 2007, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of June 30, 2007, $508.6 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.5 million.
     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4.	Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

iPayment, Inc.

Date: August 13, 2007	By: /s/ Gregrory S. Daily Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	By: /s/ Clay M. Whitson
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