Form 10-Q
period 2007-09-30
IPAYMENT INC
filed 2007-11-13
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at September 30, 2007

(Common stock, $0.01 par value)	100

		Page
PART I — FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of September 30, 2007 (Successor, Unaudited) and December 31, 2006 (Successor)	3
	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007; three months ended September 30, 2006 (Successor); May 11, 2006 through September 30, 2006 (Successor); January 1, 2006 through May 10, 2006 (Predecessor)	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007; period from January 1, 2006 through May 10, 2006 (Predecessor); period from May 11, 2006 through September 30, 2006 (Successor)	5
	Notes to Unaudited Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

EXHIBITS		25
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32.1 Section 906 Certification of the CFO
EX-32.2 Section 906 Certification of the CFO

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$101	$96
Accounts receivable, net of allowance for doubtful accounts of $659 and $275 at September 30, 2007 and December 31, 2006, respectively	23,132	23,050
Prepaid expenses and other current assets	2,690	2,685

Total current assets	25,923	25,831

Restricted cash	1,529	1,036
Property and equipment, net	3,746	3,925
Intangible assets and other, net of accumulated amortization of $50,913 and $24,769 at September 30, 2007 and December 31, 2006, respectively.	201,665	226,776
Goodwill	509,683	506,078
Other assets, net	18,335	19,780

Total assets	$760,881	$783,426

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,763	$5,933
Income taxes payable	4,574	508
Accrued liabilities and other	21,804	24,968
Current portion of long-term debt	5,242	5,241

Total current liabilities	35,383	36,650

Minority interest in equity of consolidated subsidiaries	—	155
Deferred tax liabilities	7,185	14,331
Long-term debt	692,046	709,415
Other liabilities	7,690	5,985

Total liabilities	742,304	766,536

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2007, and December 31, 2006	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $2,380 and $1,517 at September 30, 2007, and December 31, 2006, respectively.	(3,571)	(2,275)
Retained earnings (deficit)	2,093	(890)

Total stockholders’ equity	18,577	16,890

Total liabilities and stockholders’ equity	$760,881	$783,426

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three	Three	Nine	Period from
	Months	Months	Months	May 11	January 1
	Ended	Ended	Ended	through	through
	September 30,	September 30,	September 30,	September 30,	May 10,
	2007	2006	2007	2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Successor	Successor	Successor	Successor	Predecessor
Revenues	$193,599	$186,959	$564,012	$294,508	$252,514

Operating expenses:
Interchange	111,264	109,584	327,324	171,973	145,459
Other costs of services	57,105	58,129	171,278	90,865	76,994
Selling, general and administrative	4,688	4,623	13,798	6,633	14,432

Total operating expenses	173,057	172,336	512,400	269,471	236,885

Income from operations	20,542	14,623	51,612	25,037	15,629

Other expense:
Interest expense, net	15,145	15,711	45,631	24,313	5,229
Other (income) expense, net	(360)	161	(250)	2,116	6,729

Income (loss) before income taxes and minority interest in earnings of consolidated subsidiary	5,757	(1,249)	6,231	(1,392)	3,671

Income tax provision (benefit)	2,371	(161)	3,375	(236)	3,343

Minority interest in losses of consolidated subsidiaries	—	358	155	551	522

Net income (loss)	$3,386	$(730)	$3,011	$(605)	$850

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

		Period from
	Nine Months	May 11	January 1
	Ended	through	through
	September 30,	September 30,	May 10,
	2007	2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)
	Successor	Successor	Predecessor
Cash flows from operating activities
Net income (loss)	$3,011	$(605)	$850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,374	15,855	14,026
Stock-based compensation	—	—	7,719
Noncash interest expense	1,936	681	2,958

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(82)	(10,916)	13,488
Prepaid expenses and other current assets	(5)	46	(461)
Other assets	(7,210)	7,258	(6,017)
Accounts payable and income taxes payable	1,896	23	(4,444)
Accrued liabilities and other	1,366	(10,723)	20,322

Net cash provided by operating activities	28,286	1,619	48,441

Cash flows from investing activities
Change in restricted cash	(493)	990	1,050
Expenditures for property and equipment	(827)	(882)	(587)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(561)	(287)	(524)
Payments related to businesses previously acquired	(8,772)	(3,000)	(11,500)

Net cash used in investing activities	(10,653)	(3,179)	(11,561)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	50	—	(100,000)
Proceeds received in exchange for ownership interest in Successor company	—	3,378	—
Repayments of debt	(17,678)	(2,610)	(28)
Proceeds from issuance of debt, net of finance costs	—	(120)	701,165
Repurchase of common stock	—	(633,702)	—
Proceeds from issuance of common stock	—	—	382

Net cash (used in) provided by financing activities	(17,628)	(633,054)	601,519

Net (decrease) increase in cash and cash equivalents	5	(634,614)	638,399
Cash and cash equivalents, beginning of period	96	639,422	1,023

Cash and cash equivalents, end of period	$101	$4,808	$639,422

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,924	$321	$4,866
Cash paid during the period for interest	$39,183	$15,311	$2,663

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$—	$11,896	$—

Non-cash increases in assets (liabilities):
Intangible assets	$—	$71,411	$—
Goodwill	$—	$357,764	$—
See accompanying notes to consolidated financial statements.

(1) Organization and Business and Basis of Presentation
Organization and Business
     iPayment, Inc. was originally incorporated as iPayment Holdings, Inc. in Tennessee in 2001 and was reincorporated in Delaware under the name iPayment, Inc. in 2002. iPayment is a provider of card-based payment processing services to small business merchants located across the United States. We enable merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. We market and sell our services primarily through independent sales groups.
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment include the accounts of the Company and all subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for remaining periods of 2007. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2006 (included in our Annual Report on Form 10-K).
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
Share-Based Compensation
     The Company accounts for share-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the Modified Prospective Approach. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, on a straight-line basis over the requisite service period.
     The weighted-average fair value of each stock option included in our compensation expense recognized during 2006 was estimated using the Black-Scholes option-pricing model and was amortized over the vesting period of the underlying options. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three and nine months ended September 30, 2006 was $0 and $4,467,000, respectively, with an associated tax benefit of $0 and $1,742,000 for the three and nine months ended September 30, 2006, respectively. The share-based compensation expense recognized for the nine months ended September 30, 2006, includes $3,633,000 (with an associated tax benefit of $1,417,000) due to the acceleration of option vesting as a result of the Transaction.
     There was no compensation expense recognized in accordance with SFAS No. 123R for the period from May 11, 2006 to September 30, 2006, as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
     The Company received $93,000 and $382,000 in cash proceeds related to the exercise of stock options during the period from April 1 to May 10, 2006, and January 1 to May 10, 2006, respectively. In addition, the Company realized total tax benefits from stock option exercises of $9.6 million and $9.8 million for the period from April 1 to May 10, 2006, and January 1 to May 10, 2006, respectively, which were recorded as increases to additional paid-in capital on the consolidated balance sheets of the Predecessor company. The tax benefits received from the exercise of stock-based compensation awards is reflected in cash flows from financing activities in the consolidated statements of cash flows.
     For the nine months ended September 30, 2006, $0.8 million of share-based compensation was recognized. At the closing of the Transaction on May 10, 2006, all options became fully vested. Since that time, there have been no options issued that would give rise to share-based compensation.
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
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at September 30, 2007 was a liability of $6.0 million, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheets. The change in the fair value of the derivatives from December 31, 2006 to September 30, 2007 was $2.2 million, and is reported net of tax benefits of $0.9 million in other comprehensive income.
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
Common Stock
     As a result of the Transaction, the Company has 100 shares of common stock outstanding at September 30, 2007. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Acquisitions
     The effective dates of each of the acquisitions discussed in this Note are the dates the acquisitions were recognized in our financial statements, unless otherwise noted. For the three and nine months ended September 30, 2007, amortization expense related to our merchant processing portfolios and other intangible assets was $8,448,000 and $26,242,000, respectively. For the three months ended September 30, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $9,924,000. For the period from May 11, 2006 through September 30, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $15,418,000. For the period from January 1, 2006 through May 10, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $13,475,000.
Other Acquisitions
     During the three and nine months ended September 30, 2007, we made various purchases of residual cash flow streams for consideration, totaling $0.1 million and $0.6 million, respectively. The purchase prices for the residual cash flow streams have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives. There were no acquisitions of businesses during 2007 or 2006 that were significant enough to require pro forma disclosure.
(3) Long-Term Debt
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by substantially all the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.00 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At September 30, 2007, we had outstanding $502.8 million of term loans at a weighted average interest rate of 7.13% and $0.9 million outstanding under the revolver at a weighted average interest rate of 9.50%.
     Under the New Facility we are required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we previously entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap is for a notional value of $100.0 million and expires on September 17, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swaps. The second swap is for a notional value of $75.0 million and expires on September 28, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1).
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

     During the first quarter of 2007, the Company repurchased $1.0 million of its Notes. During the third quarter of 2007, the Company repurchased an additional $8.3 million of its notes. The Company intends to hold the Notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We have reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of September 30, 2007. We amended our Credit Facilty to allow for repurchases of our Notes up to $10.0 million, including the aforementioned $9.3 million of repurchases. At September 30, 2007, we had outstanding $195.8 million of Notes and $2.3 million of remaining unamortized discount on the Notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $6.3 million and net capitalized debt issuance costs related to the Notes totaling $7.2 million as of September 30, 2007. These costs are included in other assets and are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the New Facility and Notes for the three and nine months ended September 30, 2007 was $0.6 million and $1.7 million, respectively. Amortization expense related to the New Facility and Notes for the three months ended September 30, 2006 was $0.5 million. Amortization expense related to the debt issuance costs was $0.9 million for the period from May 11 to September 30, 2006. Amortization expense for debt issuance costs related to our previous credit facility was $0.4 million for the period from January 1 through May 10, 2006.
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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. During the first nine months of 2007, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of September 30, 2007, our liabilities for unrecognized tax benefits totaled $0.3 million and are included in other long-term liabilites.
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
     At September 30, 2007, we had approximately $1.5 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $0.9 million as of September 30, 2007.
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
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     This matter was last updated in our Form 10-Q filed with the Securities and Exchange Commission on August 13, 2007 for the second quarter ended June 30, 2007. As previously reported, ECX and other defendants in December 2006 filed a Motion for Mandatory Dismissal of this lawsuit, based on the failure to bring the case to trial within five years after the action commenced (pursuant to California Code of Civil Procedure). A hearing on the Motion was conducted on January 25, 2007, and at the Court’s request supplemental briefs were filed in February 2007. On May 14, 2007, the Court issued a 26 page Order and Opinion granting the Motion to Dismiss. On June 26, 2007, the Court executed the Notice of Entry of Final Judgment dismissing this litigation with prejudice, and granting the prevailing defendants the right to seek their costs. Plaintiff had 60 days from the date of receipt of Notice of Entry of Final Judgment to file a Notice of Appeal. The Notice of Entry of Final Judgment was served on July 5, 2007, which gave plaintiff until September 3, 2007, to file her Notice of Appeal.
     On August 30, 2007, Plaintiff timely filed her Notice of Appeal. Plaintiff’s Notice of Appeal and Notice Designating Record on Appeal do not indicate the basis or claims of error that the Appeal is made under. To date, the Appellate Court Appeals has yet to issue any order or setting a date for Plaintiff/Appellant to file her Appeal Brief. This is apparently a case of first impression (no prior Opinion have been published as to the issues under CCP § 583.340(b) raised in the Motion to Dismiss). and at this time we cannot predict with any certainty how the Appellate Court will rule on the pending Notice of Appeal filed by Plaintiff, or the grounds relied upon. Further, at this time we cannot predict with any certainty what relief may be sought, or the likely outcome of the Appeal, or if relief were ordered, the likely outcome of the lawsuit and claims asserted against us. However, we continue to believe that the claims asserted against us in this lawsuit are without merit, and that the Court properly granted our Motion to Dismiss, dismissing the action... We intend to vigorously oppose relief from the Court Order granting our Motion and dismissal, and will continue to vigorously defend ourselves in this case, (and if required, will vigorously oppose any request for certification of the “class” sought by the Plaintiff in this lawsuit). There can be no assurance that we will be successful or prevail in our defense, and/or in the event we are not successful, that the claims will be covered under the Farmers insurance policy that they have submitted them under, and/or satisfied in whole or in part under the terms and amounts of coverage provided by the policy with Farmers, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
NPMG Acquisition Sub / American Arbitration Association Demand for Arbitration, Case Number: Re: 76 489 Y 00188 07 WYGI
     As previously reported in our Form 10-Q filed with the Securities and Exchange Commission on August 13, 2007 for the second quarter ended June 30, 2007, we received a request from GMPN, formerly National Processing Management, Group (“NPMG”) and Lance Morris (“Morris”) (together “Claimant”) for mediation and a demand for arbitration under the administration of the American Arbitration Association (the “AAA”) regarding claims arising out of an October 2005 purchase of assets of GMPN (the “Demand”) We completed this purchase on the terms of our purchase agreement (and documents containing non-solicitation, non-compete and confidentiality provisions) with GMPN and its shareholders, including Morris (“Sellers”). Consideration for the purchase was a cash payment at closing and a contingent payment based on performance of NPMG Acquisition Sub LLC, (“Buyer”) over the first two calendar years following the closing as determined by the terms and the provisions for the calculation, (which were achieved for the first year, and a contingent payment was paid to Sellers in February 2007. Buyer is a wholly owned subsidiary that we formed for the transaction).
     The Demand includes claims for, breach of contract; breach of the covenant of good faith, and interference with contractual relations and prospective business advantage and requests economic damages of not less than $45.0 million, punitive damages, attorney fees and costs of suit, an order compelling us to perform specifically all provisions of the agreement and for declaratory judgment that the non-solicitation and non-compete agreements entered into are unenforceable. In support of its claims, Claimant alleges they have the right to obtain the highest contingent payment it can and a sale of the “account portfolio” in 2007 will achieve that goal by inclusion in the calculation.
     We have retained legal counsel to represent us in connection with this Demand and to date, we have participated in preliminary case management related matters, including the selection of the three arbitrators recently appointed to serve as such. A preliminary hearing is anticipated to be held during the first or second week of December, but no firm date has been mutually agreed upon at this time. We our currently working with our counsel to prepare our course of action regarding these disputed matters and in connection with our response to the Demand. Based on our present understanding of the factual and legal matters related to this matter, we believe that the claims and the underlying allegations asserted against us are without merit, that we have meritorious defenses to these claims and we currently intend to, vigorously defend ourselves in this matter. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Colin Hill v. CardPayment Solutions, L.L.C. and Zachary Daniels, Circuit Court in and for the Sixth Judicial Circuit, in and for Pinellas County, Florida, Case No. 06-8669-CI-0792
     This lawsuit was filed on November 28, 2006 in Florida by Colin Hill (“Plaintiff”) naming our subsidiary CardPayment Solutions, L.L.C. (“CPS”) and Zachary Daniels, as defendants. The Complaint alleges that Zachary Daniels (“Daniels”) was either employed by CPS or retained as an outside sales agent for CPS, and that in that capacity solicited the business that Plaintiff was a principal of for the purpose of it establishing a merchant processing account through CPS. Plaintiff claims that he completed an application which contained personal and private information, provided it to Daniels and that Daniels thereafter misappropriated and used the information to commit “identity theft” and engage in illegal activities which Plaintiff alleges resulted in Plaintiff sustaining past and/or future damages, for mental pain, emotional distress, embarrassment, impairment of credit, loss of dignity and loss of money and “nominal damages.” Plaintiff claims CPS was among others things, negligent in retaining Daniels. Plaintiff’s demanded relief in “an amount within the jurisdictional limits of the Court, to wit, more than $15,000,” plus costs, and demanded a jury trial. Plaintiff obtained a Default from the Clerk of the Court which was entered on May 22, 2007 against CPS and on September 17, 2007 a non-contested jury trial was held, which resulted in the a jury verdict in the amount of $0.8 million in favor of Plaintiff, and against CPS and Daniels, severally and jointly.
     On September 28, 2007 the Clerk entered the Court’s Final Judgment in the amount of $0.8 million. CPS retained counsel in Florida and on October 24, 2007 filed its Notice of Appeal. We believe that the Judgment was obtained improperly, and includes an award for alleged damages that are not recoverable against us and for amounts that violate our due process rights, excessive damages that far exceed constitutionally permitted limits and we currently intend to, vigorously defend ourselves in this matter. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Sharyn’s Jewelers, LLC v. IPAYMENT, INC., IPAYMENT OF VALENCIA, VERICOMM and JP MORGAN CHASE BANK, General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related case JUDGMENT RECOVERY GROUP, LLC, as assignee of Sharyn’s Jewelers, LLC, v. IPAYMENT, INC., IPAYMENT OF VALENCIA, VERICOMM, and JPMORGAN CHASE BANK, SUPERIOR COURT OF THE STATE OF CALIFORNIA, COUNTY OF LOS ANGELES, Case No.: PS 009919
     This lawsuit was filed in January 2005 in North Carolina by Sharyn’s Jewelers, LLC, (“Plaintiff”) naming as defendants, iPayment, Inc., and iPayment of Valencia [the doing business name used by our subsidiary CardSync Processing, Inc. (“CSP”) and collectively, the “iPayment Defendants”] and third parties Vericomm (“Vericomm”), an independent outside sales organization of CSP, and JPMorgan Chase Bank (“Chase”). The Complaint alleged that the Plaintiff suffered losses in connection with an equipment lease arranged by Vericomm for a point of sale device and/or in connection with certain credit card transactions. The Compliant sought claims for relief “in an amount to be proven at trial” based on purported Negligent Misrepresentation; Breach of Contract; and Breach of Third Party Beneficiary Contract (against all defendants), and for Breach of Fiduciary Duty; Constructive Fraud; Unfair and Deceptive Trade Practices; and Fraud (against the iPayment Defendants and Chase) and requested that the Court enter a Judgment against Defendants “in a sum in excess of $10,000;” for trebled damages and attorneys fees on the Unfair and Deceptive Trade Practices claim, and for punitive damages “in an amount to be proven at trial;” to be awarded severally and jointly against the iPayment Defendants and Chase. In March 2005, Plaintiff obtained an entry of “default” against us (and separately against Vericomm) and in early 2006 filed a motion for default judgment. In support of Plaintiff’s motion for default judgment, its owner Sharon Oakley filed an Affidavit and declared under oath that Plaintiff incurred the following damages: (1) $1,946.44 of transaction fees withdrawn from its bank account by the iPayment Defendants; (2) $1,993.75 in lease payments paid or to be paid to Vericomm; (3) $144.95 of expenses incurred in an attempt to set up alternative credit card transaction equipment; (4) $70,492.31 for amounts that she and he husband purportedly loaned to the Plaintiff and (5) attorneys fees in excess of $29,000.00. Based on this Affidavit, we believed that the Court could arguably award compensatory damages of $2,091.39 against the iPayment Defendants. Instead, on or about April 10, 2006, the Court entered a Default Judgment against the iPayment Defendants and Verifomm awarding compensatory damages of $74,577.45 (which include the $70,492.31 of loans purportedly made by Ms. Oakley and her husband as well as lease payments to Vericomm, neither of which bear any connection to the iPayment Defendants), attorneys fees of $35,148.75, and punitive damages of $250,000. Contrary to North Carolina law which provides that a judgment must be served on all parties within three days after it is entered, Plaintiff failed to serve such judgments and we did not have any knowledge of the existence of this Default Judgment until Plaintiff Judgment Recovery, LLC, as assignee of Sharyn’s Jewelers, LLC (“Plaintiff Number Two”), applied for entry of judgment in the courts of California of the North Carolina sister-state Default Judgment. Judgment was entered by the California Court in the amount of $404,183.52, and on August 29, 2007, notice of the sister-state judgment was provided to us.
     We recently retained counsel in California and in North Carolina to represent us in connection with these two related matters (and Vericomm has similarly done so) and strongly believe that failure to properly serve notice of the Default Judgment was in violation of our due process rights and that this is not a final and enforceable Judgment in North Carolina. We believe that the Default Judgment was, among other things, issued improperly, was obtained by extrinsic fraud, was rendered in excess of jurisdiction, and includes an award for alleged damages that on their face are not recoverable against the iPayment Defendants. In September, 2007, the California Court issued on Order setting a Hearing on our Motion for December 18, 2007 and staying execution on the Judgment pending the outcome of such Hearing.
     We our currently working with our counsel to prepare our course of action regarding these disputed matters. Based on our present understanding of the factual and legal matters related to this matter, we believe that the that we have meritorious defenses to these claims and/or grounds to obtain substantial relief from the Default Judgment entered against us, and we currently intend to, vigorously defend ourselves in this matter. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Other
     In September 2005, we were notified by Merrick Bank, one of our sponsor banks, that due to certain Visa and MasterCard fines against Card Systems Solutions (one of our payment processors) in connection with their mishandling of credit card data, Merrick Bank increased our reserve requirement from $0.5 million to $1.4 million. We have worked with Merrick Bank to obtain information regarding the increase and the fines against Card Systems Solutions, and have not been able to determine what, if any, contingent liability we may have for such fines. We intend to vigorously defend our business against any such fines and/or seek proper indemnification from third parties as applicable. There can be no assurance that we will be successful in defending against fines or obtaining indemnification. During the twelve months ended December 31, 2006, Merrick Bank released $0.6 million of the reserve to us but subsequently increased the reserve requirement an additional $0.3 million during the nine months ended September 30, 2007. In September 2007, Merrick Bank reduced our reserve by $0.5 million for a potential liability (discussed further below) for which Merrick Bank claimed we are liable. The remaining $0.6 million reserve is recorded as restricted cash on our Consolidated Balance Sheets as of September 30, 2007.
     As we previously reported on our Form 10-Q filed with the Securities and Exchange Commission on August 13, 2007 for the second quarter ended June 30, 2007, Merrick Bank, one of our sponsor banks, notified us of a potential liability totaling less than $0.5 million, of which we have reserved half in our Consolidated Statements of Operations for the three and nine months ended September 30, 2007. Although we are still currently investigating the facts associated with this matter, at the present time, we believe that we will have rights to seek proper indemnification from third parties and have recently advised Merrick that we do not agree with their claim that we are liable for the $0.5 million liability at issue and therefore, requested that they reverse the prior offset made against our reserve funds, pending further investigation of the facts. We intend to continue our investigation into this matter and to vigorously defend our business from incurring this liability. Although the ultimate outcome of this investigation and our liability associated therewith cannot be predicted with certainty, based on information currently available, and available insurance coverage, in our opinion, the outcome is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results cannot be predicted with certainty and in the event of unexpected future developments or additional information, it is possible that this matter could be unfavorable to us. We are currently investigating the facts associated with this matter.
     In July 2007, we (our wholly owned subsidiary, iPayment of California, LLC) received a Notice of Assessment No. 00008 (dated July 10, 2007) issued from the Employment Development Department of the State of California (“EDD”) in the amount of $1.5 million [includes interest in the sum of $0.1 million on an assessment amount of $1.4 million (the “Assessment”)] which indicated that it was issued for the “covered period” beginning April 1, 2004 and ending March 31, 2007. The explanation provided in the Assessment Notice reflects that it was issued because the EDD purportedly believes that we had failed to properly report certain “subject wages,” and had failed to “withhold” the correct amount of California Personal Income Tax, and that we improperly classified certain individuals as “independent contractors,” rather than as “employees” and as a result they were not properly reported.
     We have fully investigated and reviewed the facts and circumstances relevant to this matter and have consulted with our attorneys regarding the applicable law relevant to the Assessment. We have previously contacted the EDD and the Sacramento Collections division for the EDD to discuss with them that we strongly believe that the Assessment is not correct, and have stated that we believe that no amount is due. To date the EDD has deferred taking any further “collection” action, in order to provide the opportunity to resolve informally at the local EDD office that issued the Assessment based on a purported “audit.” Our investigation and review to date indicates that no “audit” was conducted, nor was information obtained from us by the EDD to support the Assessment, and there is no factual foundation to support it.
     Although we are still currently subject to the Assessment, we believe that, based on information currently available, the ultimate outcome of this matter and our liability associated therewith may have a material adverse effect on our business, financial condition, or results of operations. However, the results cannot be predicted with certainty and in the event of unexpected future developments or additional information, it is possible that this matter could be unfavorable to us.
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
     Other Associated Costs. Other costs associated with the restructuring plan included employee relocation costs, other personnel-related expenditures and property and equipment disposals that were incurred as a result of the office closure. These costs were expensed when incurred and totaled approximately $0.3 million and are included in Selling, General & Administrative expense in the Consolidated Statements of Operations.
     A reconciliation of the beginning and ending liability balances (included in “accrued liabilities and other“ on the consolidated balance sheets) and related activity is shown below.

		Charged to
	January 1,	Costs or			September 30,
	2007	Expenses	Deductions		2007
One-time termination benefits	$—	$392	$392	(1)	$0
Contract termination costs	—	245	130	(2)	115
Other associated costs	—	273	259	(3)	14

	$—	$911	$781		$130

(1)	Payments of one-time termination benefits

(2)	Payments of contract termination costs

(3)	Payments of other associated costs
(8) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value for accounting purposes, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is evaluating the impact, if any, the adoption of this statement will have on its results of operations, financial position and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is evaluating the impact, if any, the adoption of this statement will have on its results of operations, financial position and cash flows.

(9) Significant Developments
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
     In January 2007, the Company entered into a Sixth Amendment to the Service Agreement, dated as of July 1, 2002, as amended by amendments dated October 25, 2002, November 27, 2002, January 8, 2004 and July 11, 2005, with FDMS (the “Omaha Platform Amendment”). The Omaha Platform Amendment sets forth a new schedule of fees charged by FDMS for processing services and extends the term of the Service Agreement to June 30, 2010. Further, iPayment is no longer liable for payments that would have been due under former provisions of this Service Agreement in the event that FDMS terminated the Service Agreement under certain circumstances prior to the expiration of the term of the Service Agreement. This Omaha Platform Amendment does not have any effect on our other Agreements with FDMS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Forward-Looking Statements May Prove Inaccurate
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
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of September 30, 2007, we provided our services to more than 145,000 small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through independent sales groups and through a direct sales model. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating center in Calabasas, California.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry.
     Charge volume increased modestly to $20,111 million for the nine months ended September 30, 2007, from $19,742 million for the nine months ended September 30, 2006. Revenues increased to $564.0 million in the first nine months of 2007 from $547.0 million in the same period of the prior year. Revenues for the first nine months of 2006 consist of the combined January 1 through May 10, 2006 (Predecessor) and May 11 through September 30, 2006 (Successor) periods.

     The increase in revenues was due to an increase in new merchant account activations through our independent sales groups and direct sales channels. Income from operations increased to $51.6 million for the nine months ended September 30, 2007, from $40.7 million for the nine months ended September 30, 2006. Income from operations for the nine months ended September 30, 2006 is net $6.9 million of compensation expense related to accelerated vesting of options and restricted stock recognized as a result of the Transaction. Excluding these items, income from operations would have increased to $47.6 million for the nine months ended September 30, 2006.
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
     Accounting for Goodwill and Intangible Assets. We follow Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment at the reporting unit level. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with SFAS No. 142, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.
     We completed our most recent annual goodwill impairment review as of July 31, 2006, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required. We are presently in the process of performing our annual impairment review as of July 31, 2007. We expect the review to be completed before year-end and at this time do not expect to recognize any impairment charge.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of September 30, 2007, and determined no impairment charge was required.
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
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. As of September 30, 2007, our reserve for merchant losses was $0.9 million and is included in “Accrued liabilities and other” on our consolidated balance sheet.
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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. In the first quarter of 2007, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of September 30, 2007, our liabilities for unrecognized tax benefits totaled $0.3 million and are included in other long-term liabilities.
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
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at September 30, 2007 was a liability of $6.0 million, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheets. The change in the fair value of the derivatives from December 31, 2006 to September 30, 2007 was $2.1 million, and is reported net of tax benefits of $0.9 million.
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
     Restructuring. We account for our restructuring related to the Westchester, Illinois office closure in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, we recognize costs associated with an exit or disposal activity when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. We recognized approximately $0.9 million of restructuring costs during the first nine months of 2007.
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

Results of Operations
Three Months Ended September 30, 2007 (“2007”) Compared to Three Months Ended September 30, 2006 (“2006”)

	Three months ended	% of Total	Three months ended	% of Total	Change
	September 30, 2007	Revenue	September 30, 2006	Revenue	Amount	%
Revenues	$193,599	100.0%	$186,959	100.0%	$6,640	3.6
Operating Expenses
Interchange	111,264	57.5	109,584	58.6	1,680	1.5
Other costs of services	57,105	29.5	58,129	31.1	(1,024)	(1.8)
Selling, general and administrative	4,688	2.4	4,623	2.5	65	1.4

Total operating expenses	173,057	89.4	172,336	92.2	721	0.4

Income from operations	20,542	10.6	14,623	7.8	5,919	40.5
Other expense
Interest expense, net	15,145	7.8	15,711	8.4	(566)	(3.6)
Other (income) expense, net	(360)	(0.1)	161	0.1	(521)	(323.6)

Total other expense	14,785	7.6	15,872	8.5	(1,087)	(6.8)

Income (loss) before income taxes	5,757	3.0	(1,249)	(0.7)	7,006	(561.0)
Income tax provision (benefit)	2,371	1.2	(161)	(0.1)	2,532	(1,572.7)
Minority interest	—	—	358	0.2	(358)	(100.00)

Net income (loss)	$3,386	1.7	$(730)	(0.4)	$4,116	(563.9)

     Revenues. Revenues increased 3.6% to $193.6 million during the third quarter of 2007 from $187.0 million during the same period in 2006. Revenues increased due to an increase in new merchant account activations through our independent sales groups and direct sales channels.
     Interchange Expenses. Interchange expenses increased 1.5% to $111.3 million during the third quarter of 2007 from $109.6 million during the same period in 2006. The increase was primarily attributable to increased charge volumes. Interchange expenses as a percentage of total revenues decreased to 57.5% during the third quarter of 2007 from 58.6% during the same period in 2006 mainly due to an interchange price decrease by MasterCard in June 2007.
     Other Costs of Services. Other costs of services decreased 1.8% to $57.1 million during the third quarter of 2007 from $58.1 million during the same period in 2006 due to lower processing costs and lower depreciation and amortization, partially offset by higher residual expense.
     Selling, General and Administrative. Selling, general and administrative expenses increased modestly to $4.7 million during the third quarter of 2007 from $4.6 million during the same period in 2006 due to higher direct selling expenses. Selling, general, and administrative expenses remained consistent as a percentage of revenues during the third quarter of 2007 and during the same period in 2006.
     Other Expense. Other expense decreased to $14.8 million during the third quarter of 2007 from $15.9 million during the same period in 2006. Interest expense during the third quarter of 2007 decreased $0.6 million from the same period in 2006. In addition, a $0.4 million gain was recognized on the repurchase of $8.3 million of Notes in September 2007.
     Income Tax. Income tax provision increased to $2.4 million during the third quarter of 2007 from a $0.2 million benefit during the same period in 2006. The increase was due to an increase in taxable income during the third quarter of 2007 as compared to the same period in 2006.
     Minority Interest. There was no minority interest income during the third quarter of 2007 compared to $0.4 million during the same period in 2006. Minority interest income comes from our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. After losses in these entities exceeded the minority partners’ investments, we absorbed any additional losses.

Nine Months Ended September 30, 2007 (“2007”) Compared to Nine Months Ended September 30, 2006 (“2006”)

	Nine months ended	% of Total	Nine months ended	% of Total	Change
	September 30, 2007	Revenue	September 30, 2006 (1)	Revenue	Amount	%
Revenues	$564,012	100.0%	$547,022	100.0%	$16,990	3.1
Operating Expenses
Interchange	327,324	58.0	317,432	58.0	9,892	3.1
Other costs of services	171,278	30.4	167,860	30.7	3,418	2.0
Selling, general and administrative	13,798	2.4	21,065	3.9	(7,267)	(34.5)

Total operating expenses	512,400	90.8	506,357	92.6	6,043	1.2

Income from operations	51,612	9.2	40,665	7.4	10,947	26.9
Other expense
Interest expense, net	45,631	8.1	29,542	5.4	16,089	54.5
Other (income) expense, net	(250)	0.1	8,845	1.6	(9,095)	(102.8)

Total other expense	45,381	8.0	38,387	7.0	6,994	18.2

Income before income taxes	6,231	1.1	2,278	0.4	3,953	173.5
Income tax provision	3,375	0.6	3,106	0.6	269	8.7
Minority interest	155	NM	1,073	0.2	(918)	(85.55)

Net income	$3,011	0.5	$245	0.0	$2,766	1,129.0

NM = Not meaningful

(1)	Represents the Combined results of Predecessor for the period January 1 through May 10, 2006 and Successor for the period May 11 through September 30, 2006.
     Revenues. Revenues increased 3.1% to $564.0 million during the first nine months of 2007 from $547.0 million during the same period in 2006. Revenues increased due to an increase in new merchant account activations through our independent sales groups and direct sales channels.
     Interchange Expenses. Interchange expenses increased 3.1% to $327.3 million during the first nine months of 2007 from $317.4 million during the same period in 2006. The increase was primarily attributable to increased charge volumes. Interchange expenses as a percentage of total revenues remained constant at 58.0% during both the first nine months of 2007 and the same period in 2006.
     Other Costs of Services. Other costs of services increased 2.0% to $171.3 million during the first nine months of 2007 from $167.9 million during the same period in 2006 due to the increase in charge volumes. The increase was primarily attributable to increased residual costs, partially offset by reductions in processing costs and depreciation and amortization. Other costs of services as a percentage of revenues remained relatively constant for the first nine months of 2007 and for the same period in 2006.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 34.5% to $13.8 million during the first nine months of 2007 from $21.1 million during the same period in 2006. Selling, general, and administrative expenses decreased as a percentage of revenues to 2.4% during the first nine months of 2007 from 3.9% during the same period in 2006. The decrease was primarily attributed to the recognition of $6.9 million of compensation expense in the second quarter of 2006 due to the accelerated vesting of stock options and restricted stock as a result of the Transaction.
     Other Expense. Other expense increased to $45.4 million during the first nine months of 2007 from $38.4 million during the same period in 2006. Other expense during the first nine months of 2007 consisted primarily of $45.6 million of interest expense as debt balances increased as a result of the Transaction. Other expense during the first nine months of 2006 primarily consisted of $29.5 million of interest expense and $8.8 million of expenses related to the Transaction.
     Income Tax. Income tax provision increased to $3.4 million during the first nine months of 2007 from a $3.1 million expense during the same period in 2006. The change was primarily due to an increase in taxable income during the first nine months of 2007 when compared to the same period in 2006.
     Minority Interest. Minority interest income was $0.2 million during the first nine months of 2007 compared to $1.1 million during the same period in 2006. Minority interest income comes from our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. After losses in these entities exceeded the minority partners’ investments, we absorbed any additional losses.

Liquidity and Capital Resources
     As of September 30, 2007, we had cash and cash equivalents of $0.1 million, consistent with the balance of $0.1 million as of December 31, 2006. We had a net working capital deficit (current liabilities in excess of current assets) of $9.5 million as of September 30, 2007, compared to a deficit of $10.8 million as of December 31, 2006. We expect that our cash flow from operations and proceeds from borrowings under our credit facility will be our primary source of liquidity and will be sufficient to settle our current obligations. At September 30, 2007, we had $0.9 million in borrowings outstanding under our $60.0 million revolving credit facility.
Operating activities
     Net cash provided by operating activities was $28.3 million during the first nine months of 2007, consisting of net income of $3.0 million adjusted by depreciation and amortization of $27.4 million, non-cash interest expense of $1.9 million, and a net unfavorable change in operating assets and liabilities of $4.0 million.
     Net cash provided by operating activities was $50.1 million for the nine months ended September 30, 2006, consisting of net income of $0.3 million, adjusted for depreciation and amortization of $29.9 million, share-based compensation of $7.7 million, noncash interest expense of $3.6 million and net favorable changes in operating assets and liabilities of $8.6 million.
Investing activities
     Net cash used in investing activities was $10.7 million during the first nine months of 2007. Net cash used by investing activities consisted of $8.8 million paid in earnout payments associated with acquisitions from a prior period, $0.6 million of acquisitions of residual cash flow streams, $0.8 million of capital expenditures and a $0.5 million increase in restricted cash. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $14.7 million for the nine months ended September 30, 2006. Net cash used by investing activities consisted of $14.5 million paid for earnout payments associated with acquisitions from a prior period, $0.8 million of acquisitions of residual cash flow streams and $1.4 million of capital expenditures, partially offset by a $2.0 million reduction in restricted cash. Other than contingent earnout payments described under “Contractual Obligations”, we currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
Financing activities
     Net cash used in financing activities was $17.6 million during the first nine months of 2007, primarily consisting of $17.7 million of net repayments on our long-term debt, partially offset by borrowings under our revolving credit facility of $0.1 million.
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
     On May 10, 2006, in conjunction with the Transaction further described under “Executive Overview”, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 7.00 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. On September 30, 2007, we had outstanding

$502.8 million of term loans at a weighted average interest rate of 7.13% and $0.9 million outstanding under the revolver at a weighted average interest rate of 9.50%.
     Under the New Facility we are required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we previously entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap is for a notional value of $100.0 million and expires on September 17, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swaps. The second swap is for a notional value of $75.0 million and expires on September 28, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1).
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
     We had net capitalized debt issuance costs related to the New Facility totaling $6.3 million and net capitalized debt issuance costs related to the Notes totaling $7.2 million as of September 30, 2007. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the New Facility and Notes for the three and nine months ended September 30, 2007 was $0.6 million and $1.7 million, respectively. Amortization expense related to the New Facility and Notes for the three months ended September 30, 2006 was $0.5 million. Amortization expense related to the debt issuance costs was $0.9 million for the period from May 11 to September 30, 2006. Amortization expense for debt issuance costs related to our previous credit facility was $0.4 million for the period from January 1 through May 10, 2006.
Contractual Obligations
     The following table of our material contractual obligations as of September 30, 2007, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. Between December 31, 2006, and September 30, 2007, we paid $8.8 million in earnout payments. We currently estimate that we will pay an aggregate of less than $3.0 million in additional earnout payments through 2008.

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Credit facility	$503,675	$5,150	$10,300	$11,200	$477,025
Senior Notes	195,750	—	—	—	195,750
Interest (1)	320,176	54,859	110,007	107,316	47,994
Capital lease obligations	166	119	47	—	—
Operating lease obligations	3,209	1,375	1,739	95	—
Purchase obligations (2)(3)(4)	32,456	13,358	13,065	6,033	—

Total contractual obligations	$1,055,432	$74,861	$135,158	$124,644	$720,769

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of September 30, 2007, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 3 in our consolidated financial statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

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

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of September 30, 2007, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of September 30, 2007, $502.8 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $435.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $0.7 million.
     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

iPayment, Inc.

Date: November 12, 2007	By: /s/ Gregrory S. Daily

Gregory S. Daily
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2007	By: /s/ Clay M. Whitson

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