Form 10-K
period 2007-12-31
IPAYMENT INC
filed 2008-03-14
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Registrant’s telephone number, including area code: (615) 665-1858
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, was NONE. There is no trading market for the common stock of the Registrant.
Number of shares of the registrant’s common stock outstanding as of February 29, 2007, was 100.
Documents incorporated by reference: NONE

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
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially including but not limited to the following: acquisitions; liability for merchant chargebacks; restrictive covenants governing the Company’s indebtedness; actions taken by its bank sponsors; migration of merchant portfolios to new bank sponsors; the Company’s reliance on card payment processors and on independent sales groups; changes in interchange fees; risks associated with the unauthorized disclosure of data; imposition of taxes on Internet transactions; actions by the Company’s competitors; and risks related to the integration of companies and merchant portfolios the Company has acquired or may acquire. Any forward-looking statements contained in this Form 10-K or in the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date of this Form 10-K.
     Throughout this document, the terms “iPayment”, the “Company”, “we”, “us”, “our” and similar terms refer to iPayment, Inc., and, unless the context indicates otherwise, its consolidated subsidiaries.
PART I
ITEM 1 Business
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of December 31, 2007, we provided our services to approximately 145,000 active small merchants. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. The small merchants we serve have an average charge volume of approximately $185,000 per year and typically have an average transaction value of approximately $70. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with them. As a result, these merchants have historically paid higher transaction fees than larger merchants.
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
     We believe our experience and knowledge in providing payment processing services to small merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to small businesses. In order to identify small merchants, we market and sell our services primarily through independent sales groups, which gives us a non-employee, external sales force, as well as a direct sales force. Our relationships with the independent sales groups allow us to access a large and experienced sales force with a local presence providing access to small merchants over a broad geographic area without incurring the additional overhead costs associated with an internal sales force. Independent sales groups and sales agents may market and sell our services to merchants under their own brand name and directly approach merchants and enroll them for our services. We enable merchants to accept credit and debit cards as payment for their merchandise and services by providing processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. In addition, we rely on third-party processors to provide card authorization and data capture, and banks to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We believe that this structure allows us to maintain an efficient operating structure, and enables us to easily expand our operations without significantly increasing our fixed costs.
     The Nilson Report, a publication specializing in consumer payment systems worldwide, listed us in its 2006 ranking of the top bank card acquirers, or owners of merchant card processing contracts, as one of largest providers of card-based payment processing services in the United States. In 2007, we continued to grow as our merchant processing volume, which represents the total value of transactions processed by us, increased by 1.7% to $26,797 million in 2007 from $26,337 million in 2006. During the same period, our revenues increased by 3.4% to $759.1 million in 2007 from $734.0 million in 2006. These increases were primarily attributable to an increase in new merchant account activations through our independent sales groups and direct sales channels. Income from operations increased to $71.5 million in 2007, from $57.4 million in 2006. Income from operations in 2006 is net of $0.8 million of share-based compensation expense recorded under SFAS No. 123R, as well as $6.9 million of compensation expense related to accelerated vesting of options and restricted stock recognized as a result of the Transaction (term defined in Item 7, “Acquisition by iPayment Holdings”). Excluding these items, income from operations would have been $65.1 million for 2006. We believe our ability to recruit and retain independent sales groups and sales agents, combined with our experience in identifying, completing and integrating acquisitions, provides us with significant opportunities for future growth.

Historical Developments
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
     Pursuant to the asset purchase agreement and one in 2003, we also entered into service agreements (the “Service Agreements”) with FDMS pursuant to which FDMS agreed to perform certain data processing and related services with respect to the merchant contracts acquired through 2011. In consideration for entering into the Service Agreements, we were required to pay FDMS an annual processing fee related to the acquired merchant contracts of at least $7.4 million in 2007, and for subsequent years, at least 70% of the amount of the actual processing fees paid during the immediately preceding year. We are also required to pay FDMS certain additional amounts in accordance with the terms of the Service Agreements, including certain special fees for amounts paid to third-party providers. We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year for the term of the Service Agreements and we are required to pay to FDMS an amount representing the fees that it would have received if we had submitted the required minimum number of transactions. We do not currently expect that we will be required to pay such a fee based on our present business plan.
Industry Overview
     The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has increased steadily over the past ten years and is expected to continue to increase. According to The Nilson Report, total purchases by U.S. consumers using Visa and MasterCard card-based systems grew from approximately $2.2 trillion in 2005 to $2.5 trillion in 2006, and are expected to grow to approximately $3.6 trillion by 2011, representing a compound annual growth rate of approximately 8.2% from 2006 to 2011. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive.
     According to The Nilson Report, in 2006, there were approximately 6.1 million merchant locations in the United States which generated approximately $2,459 billion of annual Visa and MasterCard charge volume. Based on estimates from First Annapolis, we believe that this charge volume resulted in approximately $7 billion in annual revenue to payment processors (net of interchange and assessment fees). We focus exclusively on the small merchant segment, which we believe generates a disproportionate amount of the payment processing industry’s net revenue. Based on estimates from First Annapolis, we believe that although small merchants (defined by First Annapolis to be merchants with less than $10 million of annual charge volume) generated only approximately 40% of Visa and MasterCard annual charge volume in 2006 (approximately $860 billion), they accounted for approximately 80% of annual net revenue generated from payment processing (approximately $6 billion).
Services
     We provide a comprehensive solution for merchants accepting credit cards, including the various services described below:
     Application Evaluation Underwriting. We recognize that there are varying degrees of risk associated with different merchants based on the nature of their businesses, processing volume and average transaction amounts. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchant accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account and also provide the criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed pre-determined criteria.
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
     Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder’s bank to debit the merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant, and that amount is credited to the cardholder. For the year ended December 31, 2007, chargeback losses as a percentage of our total charge volume were approximately 1.3 basis points.
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
An Example of Typical $100 Transaction

Purchase amount	$100.00
Less cash to merchant	97.50
Average iPayment gross revenue	2.50
Average iPayment processing margin	0.40
Distribution of $2.50 Revenue
     Visa and MasterCard credit card transactions represent substantially all of the total card transaction volume generated by all of our merchant accounts.

Marketing and Sales
     We market and sell our services to merchants primarily through a network of independent sales groups throughout the United States. As of December 31, 2007, we marketed and sold our services through independent sales groups, a non-employee, external sales force with which we have contractual relationships. These relationships are typically mutually non-exclusive, permitting us to establish relationships with multiple independent sales groups and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our independent sales groups to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. We keep an open dialogue with our independent sales groups to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring their merchants do not unduly suffer downtime or the unnecessary withholding of funds.
     As compensation for their referral of merchant accounts, we pay our independent sales groups an agreed-upon residual, or percentage of the revenues we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our independent sales groups varies on a case-by-case basis and depends on several factors, including the number of merchants each group refers to us. We provide additional incentives to our independent sales groups, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2007, we had outstanding loans to independent sales groups in an aggregate amount of $2.4 million, and we may decide to loan additional amounts in the future. We have a limit of $20.0 million on the amount of loans we may make to independent sales groups in accordance with the terms of our senior secured credit facility. The notes representing these loans bear interest in amounts ranging from 6% to 12% and are due through 2009. We secure the loans by attaching the independent sales groups’ assets, including the rights they have to receive residuals and fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups. In addition, we offer the independent sales groups more rapid and consistent review and acceptance of merchant applications than may be available from other service providers.
Relationships with Sponsors and Processors
     In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an independent sales organization and with MasterCard as a member service provider.
     Sponsoring Banks. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo, and our other sponsoring banks are HSBC Bank USA and JPMorgan Chase. The initial term of our agreement with Wells Fargo lasts through June 2010 and will thereafter automatically continue unless either party provides the other at least six months notice of its intent to terminate. These sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing its services under the agreement. The agreements generally define a material breach as a failure to perform a material obligation under the agreement, specifically any breach of any warranty, representation or covenant or condition or term of the agreement, such as noncompliance with applicable laws, failure to provide relevant documentation as to certain account related data, failure to provide a marketing plan upon request, failure to maintain a transfer account or failure to pay for services. From time to time, we may enter into agreements with additional banks. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales groups. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we guarantee that any of our sponsoring banks will not terminate their sponsorship of us in the future.
     Processing Vendors. We have agreements with several processing vendors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor is FDMS through which we have undertaken to process 75% of our annual transactions. Pursuant to the terms of our asset purchase agreement with FDMS, we commenced receiving revenue from these accounts on January 1, 2004. For a further summary of the key terms of our agreement with FDMS, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We also use the services of Vital Processing Services, LLC and Global Payments Direct, Inc., and certain of our agreements with these processing vendors include minimum commitments for transaction processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processing vendor the fees that it would have received if we had submitted the required minimum number of transactions. FDMS, Vital Processing Services and Global Payments Direct agreements may be terminated by the processing vendor if we materially breach certain sections of the agreements and we do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable processing vendor or us from performing its services under this agreement. In addition, Global Payments Direct may terminate upon 60 days notice prior to the end of the current term.
Our Merchant Base
     We serve a diverse portfolio of small merchants. As of December 31, 2007, we provided processing services to approximately 145,000 active small merchants located across the United States and engaged in a wide variety of businesses. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month.
Primary Merchant Categories Based on Our Historical Charge Volume
     No single merchant accounted for more than 3% of our aggregate transaction volume for 2007. We believe that this merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
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
     Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service makes them less likely to change providers because of the inconvenience associated with a transfer. During 2007, we experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.
     We believe that we have extensive experience and resources which allow us to assess the risks associated with providing payment processing services to small merchants. These risks include the limited operating history that many of the small merchants we serve have and the risk that these merchants could be subject to a higher rate of insolvency which could adversely affect us financially. In addition, because a larger portion of their sales are card-not-present transactions in relation to transactions of larger merchants, small merchants are more vulnerable to customer fraud.
Risk Management
     As a result of our exposure to potential liability for merchant fraud, chargebacks, and other losses created by our merchant services business, we view our risk management and fraud avoidance practices as integral to our operations and overall success.
     We currently have a staff of approximately 33 employees dedicated to risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchant customers and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud, established as a result of our management’s extensive experience with higher risk market segments, has resulted in our development and implementation of highly effective risk management and fraud prevention systems and procedures.
     We employ the following systems and procedures to minimize our exposure to merchant fraud and card-not-present transaction fraud:

•	Underwriting. Our sales agents send new applications to our underwriting department for their review and screening. All of our underwriters have previous industry underwriting experience and have the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, average charge per transaction or reserve requirements for new and existing merchants. We obtain a personal guaranty from most of the owners of new merchants we enroll.

•	Proprietary Management Information Systems. Our proprietary systems automatically generate credit reports on new applicants, categorize risk based on all of the information provided and place the applications in a queue to be processed by our underwriting staff. The underwriting staff can access all of the collected information on a merchant online in order to render a decision on whether to approve or reject an application or whether to seek additional information.

•	Merchant Monitoring. We provide several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is downloaded to our Bankcard Application Manager system from our third-party processors such as FDMS and is sorted into a number of customized reports by our proprietary systems. Our risk management team also receives daily reports from Card Commerce International, a risk management services company, that highlight all exceptions to the established daily merchant parameters such as average ticket size, total processing volume or expected merchandise returns.

•	Risk Review Department. We have established an in-house risk review department that monitors the sales activities of all of the merchants that we service. Our risk review department focuses particular attention on fewer than 2,000 merchants in our portfolio, measured by volume, average ticket and other criteria, which accounted for approximately 2% of our total charge volume in 2007, and which we believe represents a higher risk group of merchants. The risk review department conducts background checks on these merchants, interviews merchants, anonymously purchases products and services, reviews sales records and follows developments in risk management procedures and technology. The risk review department reports to the risk committee, consisting of our President, Chief Executive Officer and Chief Financial Officer.

•	Investigation and Loss Prevention. If a merchant exceeds any approved parameter as established by our underwriting and/or risk management staff or violates regulations established by the applicable card association or the terms of our agreement with the merchant, an investigator will identify the incident and take appropriate action to reduce our exposure to loss, as well as the exposure of our merchants. This action may include requesting additional transaction information, instructing the merchant acquirer/processor to retrieve, withhold or divert funds, verifying delivery of merchandise or even deactivating the merchant account.

•	Reserves. We require some of our merchants to post reserves (cash deposits) that we use to offset against chargebacks we incur. Our sponsoring banks hold reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2007, these reserves (which are not included in our accompanying consolidated balance sheet) totaled approximately $57.6 million.
Technology
     In the course of our operations, we solicit, compile and maintain a large database of information relating to our merchants and their transactions. We place significant emphasis on providing a high level of security in order to protect the information of our merchants and their customers. We have complied with Visa and Mastercard’s security standards for the last three years. We have deployed the latest generation of network intrusion detection technology and system monitoring appliances to enhance our level of protection.
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
     Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including FDMS, National Processing, Inc., Global Payments, Inc. and NOVA Information Systems, Inc. (a subsidiary of U.S. Bancorp), that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants and smaller independent sales groups, gives us a competitive advantage over larger competitors, which have a broader market perspective and over competitors of a similar or smaller size that may lack our extensive experience and resources.
Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we realize greater than 90% of our revenue and results of operations from one business segment representing processing revenues and other fees from card-based payments. During 2007, 2006 and 2005, no single merchant represented 3% or more of our revenues. All revenues are generated and all of our long-lived assets are located in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.
Our History
     iPayment Technologies, Inc., (“Technologies”) was formed in 1992 as a California corporation. In February 2001, we were formed by the majority stockholders of Technologies, as a Tennessee corporation, under the name iPayment Holdings, Inc. as a holding company for Technologies and other card processing businesses. We then appointed Gregory S. Daily as our Chief Executive Officer and Chairman of the Board.
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
Employees
     As of December 31, 2007, we and our wholly-owned subsidiaries employed 410 full-time personnel, including 14 information systems and technology employees, 33 risk management employees, 215 in operations and 148 in sales and administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. We have employment agreements with our President, Chief Executive Officer and Chief Financial Officer. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

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
     As of December 31, 2007, we had consolidated debt of $697.4 million, $501.5 million of which was senior indebtedness. Our substantial indebtedness could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to the debtholders. Our substantial indebtedness and significant reduction in available cash could also:
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
     Although the indenture governing our senior subordinated notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we are able to incur additional indebtedness if the “fixed charge coverage ratio” as defined in the indenture governing our senior subordinated notes is above 2 to 1 for the periods set forth in the indenture, and, under certain circumstances, if the indebtedness is of a person acquired by us and we did not incur the indebtedness in contemplation of the acquisition. In addition, we may also incur an aggregate principal amount of additional indebtedness not to exceed $50.0 million. As of December 31, 2007, we would have been able to borrow an additional $57.8 million under our senior secured credit facility, and we and the subsidiary guarantors may be able to incur additional senior debt in the future, including under the senior secured credit facility. To the extent new debt is added to our current debt levels, our substantial leverage risks would increase.
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
     Additionally, not all of our subsidiaries guarantee our senior subordinated notes. Our subsidiaries that do not guarantee any of our other debt and subsidiaries we designate as unrestricted subsidiaries under the indenture do not guarantee the notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us. As of December 31, 2007, our non-guarantor subsidiaries had total assets of $16.2 million, and total liabilities of $16.6 million, and for the year then ended had total revenues of $17.2 million.
Our senior subordinated notes and the related guarantees are subordinated in right of payment to all of our and the subsidiary guarantors’ existing and future senior debt, and are effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt.
     Our senior subordinated notes and the related guarantees rank junior in right of payment to all of our existing and future senior debt, including the borrowings under our senior secured credit facility, and all existing creditors and future senior debt of our subsidiary guarantors, respectively. As of December 31, 2007, we had approximately $503.7 million of debt that was senior to our senior subordinated notes and approximately $57.8 million of additional borrowing available under our senior secured credit facility.

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
The interests of our stockholders may not be aligned with the interests of the holders of our senior subordinated notes.
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
     Upon a change of control under the indenture, we will be required to offer to repurchase all of our senior subordinated notes then outstanding at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the repurchase date. Our senior secured credit facility provides that certain change of control events will be an event of default that will permit the required lenders thereunder to accelerate the maturity of all borrowings thereunder and terminate commitments to lend thereunder. An acceleration of the maturity of our senior secured credit facility would result in an event of default under our indenture. Any of our future debt agreements may contain similar provisions. We cannot be sure that we will have the financial resources to repurchase the senior subordinated notes, particularly if that change of control event triggers a similar repurchase requirement for, or results in the acceleration of other indebtedness. Our senior secured credit facility also prohibits us from redeeming or repurchasing our senior subordinated notes if a default exists under the senior secured credit facility and if we do not meet specified leverage ratios.
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
     Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market for the senior subordinated notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of the senior subordinated notes.
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
     Charges incurred by us relating to chargebacks were $3.6 million, or 0.5% of revenues, in 2007 and 2006, and were $4.4 million, or 0.6% of revenues, in 2005.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions; if these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.
     Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo, and our other sponsoring banks are HSBC Bank USA and JPMorgan Chase.
     The initial term of our agreement with Wells Fargo lasts through June 2010 and will thereafter automatically continue unless either party provides the other at least six months notice of its intent to terminate. Our sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing services under the agreement. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales groups. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we guarantee that any of our sponsoring banks will not terminate their sponsorship of us in the future.
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
     We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. In particular, we rely on FDMS through which we have undertaken to process 75% of our annual transactions. We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio of at least $10.3 million in fiscal 2008, and for each subsequent year through 2011, of at least 70% of the amount of the processing fee paid during the immediately proceeding year. Our gross margins would be adversely affected if we were required to pay these minimum fees as a result of insufficient transactions processed by FDMS.
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
     We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. We target small merchants that generally have a higher rate of insolvency than larger businesses. During 2007, we experienced average volume attrition of 1.0% to 1.5% per month. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. We cannot predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations.
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
ITEM 1B. Unresolved Staff Comments
     None.
ITEM 2. Properties
     Our principal executive offices are located in approximately 6,700 square feet of leased office space in Nashville, Tennessee. We also lease approximately 27,000 square feet in Calabasas, California, approximately 6,300 square feet in Santa Barbara, California, approximately 2,500 square feet in Bridgeville, Pennsylvania, approximately 2,500 square feet in Gardnerville, Nevada, and approximately 11,800 square feet in Phoenix, Arizona. Our joint venture, Central Payment Co., leases approximately 5,500 square feet in Larkspur, California. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our business.
ITEM 3. Legal Proceedings
     See Note 5 — Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for our common stock. On May 10, 2006, Holdings acquired all of our issued and outstanding common stock. Holdings is a wholly-owned subsidiary of iPayment Investors. Pursuant to the terms of our senior secured credit facility, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. We did not pay any cash dividends in 2007 or 2006. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.
ITEM 6. Selected Financial Data

				Period from
				January 1	May 11
				through	through	Year Ended
	Year Ended December 31,			May 10,	December 31,	December 31,
	2003	2004	2005	2006	2006	2007
	Predecessor	Predecessor	Predecessor	Predecessor	Successor	Successor
Statement of Operations Data:
Revenues	$226,052	$364,182	$702,712	$252,514	$481,474	$759,109
Operating expenses:
Interchange	114,255	176,562	407,736	145,459	279,653	437,955
Other cost of services	76,571	135,316	213,138	76,994	147,055	228,537
Selling, general and administrative	8,012	12,437	18,062	14,432	13,017	21,144

Total operating expenses	198,838	324,315	638,936	236,885	439,725	687,636

Income from operations	27,214	39,867	63,776	15,629	41,749	71,473
Other income (expenses):
Interest expense, net	(9,928)	(2,707)	(8,657)	(5,229)	(39,591)	(60,216)
Other	(265)	279	(1,423)	(6,729)	(2,187)	179

Total other expense	(10,193)	(2,428)	(10,080)	(11,958)	(41,778)	(60,037)

Income (loss) before income taxes	17,021	37,439	53,696	3,671	(29)	11,436
Income tax provision	1,403	12,704	20,915	3,343	713	6,005
Minority interest income (expense)	—	—	606	522	(148)	—

Net income (loss)	$15,618	$24,735	$33,387	$850	$(890)	$5,431

Balance Sheet Data (as of period end)
Cash and cash equivalents	733	888	1,023	N/A	96	33
Working capital (deficit)	(1,045)	10,889	(4,679)	N/A	(9,279)	(8,713)
Total assets	201,943	336,248	340,981	N/A	784,966	767,545
Total long-term debt, including current portion	65,136	168,440	100,329	N/A	714,656	697,357
Stockholders’ equity	123,834	154,016	209,353	N/A	16,890	17,216

Financial and Other Data:
Charge volume (in millions) (unaudited) (1)	6,478	12,850	25,725	9,072	17,265	26,797
Capital expenditures	631	897	1,133	587	1,510	1,110
Ratio of earnings to fixed charges (2)	2.71	14.83	7.32	1.87	1.04	1.20

(1)	Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants, which is provided to us by our third-party processing vendors.

(2)	Computed in accordance with Item 503(d) of Regulation S-K. For purposes of computing the ratio of earnings to fixed charges, fixed charges consist of interest expense on long-term debt and capital leases, amortization of deferred financing costs and that portion of rental expense deemed to be representative of interest. Earnings consist of income (loss) before income taxes and minority interest, plus fixed charges and minority interest in pre-tax losses of subsidiaries that have not incurred fixed charges. The ratio of earnings to fixed charges differs from the fixed charge coverage ratio computed for the purposes of the indenture governing our senior subordinated notes and from the consolidated interest coverage ratio computed for the purpose of the credit agreement governing the senior secured credit facility.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” for information regarding accounting changes, asset acquisitions and dispositions, litigation matters, and other costs and other items affecting comparability.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6 — Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. References in this section to “iPayment, Inc.,” the “Company,” “we,” “us,” and “our” refer to iPayment, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.
Executive Overview
     We are a provider of credit and debit card-based payment processing services to small merchants across the United States. As of December 31, 2007, we provided our services to approximately 145,000 small merchants. Our payment processing services enable our merchants to accept credit cards as well as other forms of electronic payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through independent sales groups, which gives us a non-employee, external sales force. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third-party processors such as FDMS and Vital Processing Services, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, in our main operating center in Calabasas, California.
     Our strategy has been to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. Our operating results point to our successful execution of this strategy during 2007. Charge volume increased to $26,797 million in 2007 from $26,337 million in 2006, and revenues increased 3.4% to $759.1 million in 2007 from $734.0 million in 2006. These increases were due to an increase in new merchant account activations through our independent sales groups and direct sales channels. Income from operations increased to $71.5 million in 2007, from $57.4 million in 2006. Income from operations in 2006, is net of $0.8 million of share-based compensation expense recorded under SFAS No. 123R, as well as $6.9 million of compensation expense related to accelerated vesting of options and restricted stock recognized as a result of the Transaction. Excluding these items, income from operations would have been $65.1 million for 2006.
     Net interest expense increased to $60.2 million in 2007 from $44.8 million in 2006, reflecting a full year of the increase in borrowings due to the merger transaction in May 2006. Our effective income tax rate also decreased to approximately 52.5% in 2007, from approximately 110% in 2006, primarily due to $7.2 million of expenses related to the merger transaction which were not deductible for tax purposes in 2006.
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

Acquisitions
     Since December 2003, we have expanded our card-based payment processing services through the acquisition of five businesses, two significant portfolios and several smaller portfolios of merchant accounts, as set forth below. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 56,000 active small merchants on January 1, 2003, to approximately 145,000 on December 31, 2007. In addition, primarily due to these acquisitions, our revenues increased to $759.1 million in 2007, from $734.0 million in 2006 and $702.7 million in 2005.
     The following table lists each of the acquisitions that we have made since December 2003:

Acquired Business or Significant
Portfolio of Merchant Accounts	Date of Acquisition

FDMS Bank Portfolio	December 2003
Transaction Solutions	September 2004
FDMS Merchant Portfolio	December 2004
Petroleum Card Services	January 2005
iPayment ICE of Utah, LLC	June 2005
National Processing Management Group	October 2005
Cambridge Payment Systems	December 2007
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
     In December 2007, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of Cambridge Payment Systems (“Cambridge”). Consideration included cash at closing and contingent payment based on performance in 2008, 2009, and 2010. Cambridge is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Cambridge from January 1, 2008, will be included in our consolidated income statements.
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
Critical Accounting Policies
     The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.
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
     We completed our most recent annual goodwill impairment review as of July 31, 2007, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of December 31, 2007, and determined no impairment charge was required.
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
     For all periods through the period ended May 10, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during the same periods. Effective May 11, 2006, we adopted such an accelerated method of amortization over a 15-year period, which we believe better approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In order to review the current attrition rate trends, we considered relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We did not identify any significant trends in our current attrition rates used during the 12 months ended December 31, 2007 and therefore, no adjustments were made.
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
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to

January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the period from January 1, 2006 through May 10, 2006 (Predecessor) was $4,467,000, with an associated tax benefit of $1,742,000. The share-based compensation expense recognized for the period from January 1, 2006, through May 10, 2006 (Predecessor), includes $3,633,000 (with an associated tax benefit of $1,417,000) due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized under SFAS No. 123R for the period from May 11, 2006 to December 31, 2006 (Successor), as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
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
     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At December 31, 2007, we had approximately $1.4 million of federal net operating loss carryforwards related to prior years that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $20.4 million as of December 31, 2007.
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
     Minority Interest. During the second quarter of 2005, we acquired a 51% interest in a joint venture with a direct sales group, and during the first quarter of 2006, we acquired a 20% interest in another direct sales group. Minority interest in losses of consolidated subsidiaries listed on the Consolidated Income Statements represents the minority shareholders’ share of the after-tax net income or loss of these entities. The minority interest in equity of consolidated subsidiaries listed on the Consolidated Balance Sheets reflects the original investments by the minority shareholders, along with their proportionate share of the earnings or losses of the consolidated subsidiaries. In 2006 and 2007, we absorbed the cumulative losses in the direct sales group acquired in 2006 to the extent such losses exceeded the minority partners’ investment.
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
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities . Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at December 31, 2007, was $12.3 million, and was included as other liabilities in our consolidated balance sheet. The underlying terms of the interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive gain in our consolidated balance sheet.
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
     Restructuring. We accounted for our restructuring related to the Westchester, Illinois office closure in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities . Under SFAS No. 146, we recognize costs associated with an exit or disposal activity when the liability is incurred and establish the fair value for initial measurement of the liability. We recognized approximately $0.9 million of restructuring costs during 2007.

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
     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants primarily includes residual payments to independent sales groups, which are commissions we pay to our independent sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method based on an average historical attrition rate of approximately 15% per year over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolio. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.
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

Results of Operations
Years ended December 31, 2007 and 2006 (in thousands, except percentages)
     In accordance with GAAP, our predecessor results have not been aggregated with our successor results and, accordingly, our audited financial statements do not show results of operations or cash flows for the year ended December 31, 2007. However, in order to facilitate an understanding of our results of operations for the year ended December 31, 2007 in comparison with the comparable period in 2006, we present and discuss our predecessor results and our successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the predecessor and successor results.
     The following table sets forth our operating results for the periods indicated as a percentage of our revenues:

		% of		% of
		Total		Total	Change
	2007	Revenue	2006	Revenue	Amount	%
Statement of Operations Data:
Revenues	$759,109	100.0%	$733,988	100.0%	$25,121	3.4%
Operating expenses:
Interchange	437,955	57.7%	425,112	57.9%	12,843	3.0%
Other cost of services	228,537	30.1%	224,049	30.5%	4,488	2.0%
Selling, general and administrative	21,144	2.8%	27,449	3.7%	(6,305)	-23.0%

Total operating expenses	687,636	90.6%	676,610	92.2%	11,026	1.6%

Income from operations	71,473	9.4%	57,378	7.8%	14,095	24.6%
Other income (expenses):
Interest expense, net	(60,216)	-7.9%	(44,820)	-6.1%	(15,396)	34.4%
Other, net	179	0.0%	(8,916)	-1.2%	9,095	-102.0%

Total other expense, net	(60,037)	-7.9%	(53,736)	-7.3%	(6,301)	11.7%

Income before income taxes	11,436	1.5%	3,642	0.5%	7,794	214.0%
Income tax provision	6,005	0.8%	4,056	0.6%	1,949	48.1%
Minority interest income	—	0.0%	374	0.1%	(374)	-100.0%

Net (loss) income	$5,431	0.7%	$(40)	0.0%	$5,471	-13677.5%

     Revenues. Revenues increased 3.4% to $759.1 million in 2007 from $734.0 million in 2006. Revenues increased due to an increase in new merchant account activations through our independent sales groups and direct sales channels.
     Interchange. Interchange expense increased 3.0% to $438.0 million in 2007 from $425.1 million in 2006. The increase was primarily attributable to increased charge volumes. Interchange expense as a percentage of revenues remained relatively constant at 57.7% in 2007 compared to 57.9% in 2006.
     Other Costs of Services. Other costs of services increased 2.0% to $228.5 million in 2007 from $224.0 million in 2006. Other costs of services represented 30.1% of revenues in 2007 as compared to 30.5% of revenues in 2006. Other costs of services as a percentage of revenues decreased primarily due to lower processing costs and lower depreciation and amortization, partially offset by higher residual expense.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 23.0% to $21.1 million in 2007 from $27.5 million in 2006. The decrease was primarily due to the recognition of $4.5 million of additional compensation expense due to the adoption of SFAS No. 123R in January 2006 ($3.6 million of which was accelerated as a result of the Transaction), and a $3.2 million increase in amortization of restricted stock due to the accelerated vesting of restricted stock as a result of the Transaction. Selling, general and administrative expenses as a percentage of revenues decreased to 2.8% in 2007 compared to 3.7% in 2006, due to the recognition of the share-based compensation items in 2006.
     Other Expense. Other expense increased $6.1 million to $60.0 million in 2007 from $53.7 million in 2006. Other expense in 2007 primarily consisted of $60.2 million of net interest expense. Other expense increased due to a full year of interest expense on the New Facility.
     Income Tax. Income tax expense increased $2.0 million to $6.0 million in 2007 from $4.1 million in 2006 due to an increase in taxable income. The increase was the result of increased revenues and a $9.3 million favorable change in other expense primarily due to Transaction-related expenses in 2006. Income tax expense as a percentage of income before taxes was 52.5% in 2007, compared to 110.9% in 2006. The decrease in the effective tax rate was caused by approximately $7.2 million of Transaction-related expenses which were not deductible for tax purposes in 2006.
     Minority Interest. There was no minority interest income compared to $0.4 million of income in 2006. Minority interest income comes from our acquisition of a 51% interest in a joint venture that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. Both of these entities are presented on a consolidated basis in our consolidated financial statements. In 2006 and 2007, we absorbed the cumulative losses in the direct sales group acquired in 2006 to the extent such losses exceeded the minority partners’ investment.

Years ended December 31, 2006 and 2005 (in thousands, except percentages)
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
     Selling, General and Administrative. Selling, general and administrative expenses increased 52.0% to $27.5 million in 2006 from $18.1 million in 2005. The increase was primarily due to the recognition of $4.5 million of additional compensation expense due to the adoption of SFAS No. 123R in January 2006 ($3.6 million of which was accelerated as a result of the Transaction), and a $3.2 million increase in amortization of restricted stock due to the accelerated vesting of restricted stock as a result of the Transaction. Selling, general and administrative expenses as a percentage of revenues increased to 3.7% in 2006 compared to 2.6% in 2005, due to the recognition of the share-based compensation items.
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
     Minority Interest. Minority interest income decreased $0.2 million to $0.4 million in 2006 from $0.6 million in 2005. Minority interest income comes from our acquisition of a 51% interest in a joint venture that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. Both of these entities are presented on a consolidated basis in our consolidated financial statements. In 2006, we absorbed the cumulative losses in the direct sales group acquired in 2006 to the extent such losses exceeded the minority partners’ investment.
Liquidity and Capital Resources
     As of December 31, 2007, we had cash and cash equivalents totaling $0.1 million, compared to $0.1 million as of December 31, 2006. We had a net working capital deficit (current liabilities in excess of current assets) of $8.7 million at December 31, 2007, compared to $9.3 million as of December 31, 2006. The increase in working capital was primarily due to an increase in accounts receivable and a decrease in accrued liabilities, offset by an increase in income taxes payable and an increase in the current portion of long-term debt. We believe that funds from future operations and proceeds from borrowings under our credit facility will be sufficient to satisfy our current obligations.

     Operating activities
     Net cash provided by operating activities was $41.8 million in 2007, consisting of net income of $5.4 million, adjusted for depreciation and amortization of $35.9 million, noncash interest expense of $2.6 million and net unfavorable changes in operating assets and liabilities of $2.2 million. The net unfavorable change in operating assets and liabilities was primarily caused by a decrease in other assets, an increase in accounts receivable, and an increase in income taxes payable.
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
     Net cash provided by operating activities was $76.2 million in 2005, consisting of net income of $33.4 million, depreciation and amortization of $40.7 million, noncash interest expense of $1.0 million, and a net favorable change in operating assets and liabilities of $1.2 million. The net favorable change in operating assets and liabilities was primarily caused by a reduction in prepaid monthly interchange expenses, an increase in income taxes payable, and an increase in accrued residual payments and other processing costs at year-end. We are no longer required to pre-fund the aforementioned monthly interchange expenses to JPMorgan Chase. These favorable items were partially offset by an increase in accounts receivable due to the addition of net revenues from the FDMS Merchant portfolio in January 2005, and an increase in deferred tax assets due to timing differences related to amortization of our portfolio acquisitions.
     Investing activities
     Net cash used by investing activities was $24.2 million in 2007. Net cash used by investing activities consisted of $14.1 million for the purchase of a business and residual cash flow streams, $8.8 million paid for earnout payments associated with acquisitions from a prior period, $1.1 million of capital expenditures, and a $0.2 million increase in restricted cash. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
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
     Financing activities
     Net cash used in financing activities was $17.6 million in 2007, consisting primarily of repayments on our New Facility of $10.7 million and repurchases of our senior subordinated Notes of $8.3 million, partially offset by $1.4 million of net borrowings on our revolving credit facility.
     Net cash used in financing activities was $32.0 million in 2006, consisting primarily of $633.6 million to repurchase common stock as part of the Transaction and net repayments on our revolving credit facility and term loans of $99.2 million and $3.9 million, respectively, partially offset by $701.0 million of net proceeds from the issuance of debt and approximately $3.4 million contributed by Mr. Daily to affect the Transaction.
     Net cash used in financing activities was $50.0 million in 2005, consisting of net repayments on our credit facility of $52.5 million and repayment of other long-term debt of $0.7 million, partially offset by $3.2 million of proceeds from stock option exercises.
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.75 to 1.00, but which decreases periodically over the life of the agreement. The New Facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2007, the payment attributable to this covenant was $1.7 million and is included in the current portion of long-term debt. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolving credit facility matures on May 10, 2012. At December 31, 2007, we had outstanding $501.5 million of term loans at a weighted average interest rate of 7.09% and $2.2 million outstanding under the revolving credit facility at a weighted average interest rate of 8.50%.

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
     On May 10, 2006, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3 /4 % on May 15 and November 15 of each year. The Notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest. The Notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.
     During the first quarter of 2007, the Company repurchased $1.0 million of its Notes. During the third quarter of 2007, the Company repurchased an additional $8.3 million of its notes. The Company intends to hold the Notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We have reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007. We amended our New Facility to allow for repurchases of our Notes up to $10 million, including the aforementioned $9.3 million of repurchases. At December 31, 2007, we had outstanding $195.8 million of Notes and $2.2 million of remaining unamortized discount on the Notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $6.0 million and net capitalized debt issuance costs related to the Notes totaling $6.9 million as of December 31, 2007, which is materially consistent with amounts computed using an effective interest method. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $2.2 million for the year ended December 31, 2007.
Contractual Obligations
     The following table of our material contractual obligations as of December 31, 2007, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future EBITDA results. In 2007, we paid $8.8 million in earnout payments. We currently estimate that we will pay an aggregate of $3.0 to $5.0 million in additional earnout payments in 2008, 2009, and 2010 combined.

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
			(in thousands)
Credit Facility	$501,488	$6,899	$10,300	$10,300	$473,989
Senior Subordinate Notes	195,750	—	—	—	195,750
Interest (1)	282,055	53,718	102,567	90,346	35,424
Capital lease obligations	135	85	25	25
Operating lease obligations	3,310	1,455	1,830	25	—
Purchase obligations (2)(3)(4)	21,531	10,323	8,700	2,508	—

Total contractual obligations	$1,004,269	$72,480	$123,422	$103,204	$705,163

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of December 31, 2007, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 6 to our Consolidated Financial Statements

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $10.3 million in fiscal 2008, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2008, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2007, and are excluded from this table.
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
New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the nonrecurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s results of operations, financial position or cash flows. The Company is evaluating the impact, if any, the adoption of the remaining provisions will have on its results of operations, financial position or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not make this election. As such, the adoption of this statement did not have any impact on its results of operations, financial position or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes a framework for the recognition and measurement of identifiable assets and goodwill acquired in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes a framework for the reporting of a parent company’s interests and noncontrolling interests in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is evaluating the impact, if any, the adoption of this statement will have on its results of operations, financial position and cash flows.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of December 31, 2007, $66.5 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $435.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $0.6 million.
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

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of iPayment, Inc.:
     We have audited the accompanying consolidated balance sheets of iPayment, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007, the periods from January 1, 2006 through May 10, 2006 and May 11, 2006 through December 31, 2006 and the year ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007, the periods from January 1, 2006 through May 10, 2006 and May 11, 2006 through December 31, 2006 and the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 13, 2008

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share amouts)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$33	$96
Accounts receivable, net of allowance for doubtful accounts of $768 and $275 at December 31, 2007 and December 31, 2006, respectively	24,842	23,050
Prepaid expenses and other current assets	2,864	2,685
Deferred tax assets	1,004	1,540

Total current assets	28,743	27,371

Restricted cash	1,266	1,036
Property and equipment, net	3,753	3,925
Intangible assets and other, net of accumulated amortization of $59,109 and $24,769 at December 31, 2007 and December 31, 2006, respectively	198,003	226,776
Goodwill	518,639	506,078
Other assets, net	17,141	19,780

Total assets	$767,545	$784,966

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,005	$5,933
Income taxes payable	6,301	508
Accrued liabilities and other	19,406	24,968
Current portion of long-term debt	6,899	5,241

Total current liabilities	38,611	36,650

Minority interest in equity of consolidated subsidiaries	—	155
Deferred tax liabilities	6,602	15,871
Long-term debt	690,458	709,415
Other liabilities	14,658	5,985

Total liabilities	750,329	768,076

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2007, and December 31, 2006	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $2,522 and $1,517 at December 31, 2007, and December 31, 2006, respectively	(7,354)	(2,275)
Retained earnings (deficit)	4,515	(890)

Total stockholders’ equity	17,216	16,890

Total liabilities and stockholders’ equity	$767,545	$784,966

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Period from
		May 11	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	May 10,	December 31,
	2007	2006	2006	2005
	Successor	Successor	Predecessor	Predecessor
Revenues	$759,109	$481,474	$252,514	$702,712

Operating expenses:
Interchange	437,955	279,653	145,459	407,736
Other costs of services	228,537	147,055	76,994	213,138
Selling, general and administrative	21,144	13,017	14,432	18,062

Total operating expenses	687,636	439,725	236,885	638,936

Income from operations	71,473	41,749	15,629	63,776

Other expense:
Interest expense, net	60,216	39,591	5,229	8,657
Other (income) expense, net	(179)	2,187	6,729	1,423

Income (loss) before income taxes and minority interest in earnings of consolidated subsidiary	11,436	(29)	3,671	53,696

Income tax provision	6,005	713	3,343	20,915

Minority interest in losses of consolidated subsidiaries	—	(148)	522	606

Net income (loss)	$5,431	$(890)	$850	$33,387

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME
(In thousands, except share data)

	Stockholders’ Equity
				Accumulated
				Other	Retained
	Common Stock		Deferred	Comprehensive	Earnings
	Shares		Compensation	Loss	(Deficit)	Total

Balance at December 31, 2004	16,757,891	$132,825	$(2,318)	$—	$23,509	$154,016
Exercise of stock options and related tax benefits	240,448	5,307	—	—	—	5,307
Issuance of restricted stock to employees	100,000	3,625	(3,625)	—	—	—
Amortization of restricted stock	—	—	1,530	—	—	1,530
Restricted stock cancelled	(35,228)	(1,334)	1,000	—	—	(334)
Conversion of debt to common stock	662,070	15,331	—	—	—	15,331
Issuance of stock options to nonemployees for services rendered	—	116	—	—	—	116
Net income	—	—	—	—	33,387	33,387

Balance at December 31, 2005	17,725,181	$155,870	$(3,413)	$—	$56,896	$209,353
Exercise of stock options and related tax benefits	16,508	10,154	—	—	—	10,154
Amortization of restricted stock	—	—	3,413	—	—	3,413
Issuance of stock options to nonemployees for services rendered	—	42	—	—	—	42
Stock options issued to employees	—	4,467	—	—	—	4,467
Net income	—	—	—	—	850	850

Balance at May 10, 2006	17,741,689	$170,533	$—	$—	$57,746	$228,279
Repurchase of common stock	(17,741,689)	(633,702)	—	—	—	(633,702)
Revaluation of equity following change of control	100	483,224	—	—	(57,746)	425,478
Comprehensive income:
Net loss	—	—	—	—	(890)	(890)
Unrealized loss on fair value of derivatives, net of tax benefits of $1,517	—	—	—	(2,275)	—	(2,275)

Total comprehensive income						(3,165)

Balance at December 31, 2006	100	$20,055	$—	$(2,275)	$(890)	$16,890
Unrealized loss on fair value of derivatives			—	(5,079)	—	(5,079)
FIN 48 beginning balance adjustment					(26)	(26)
Net income			—	—	5,431	5,431

Balance at December 31, 2007	100	$20,055	$—	$(7,354)	$4,515	$17,216

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Period from
		May 11	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	May 10,	December 31,
	2007	2006	2006	2005
	Successor	Successor	Predecessor	Predecessor

Cash flows from operating activities
Net income	$5,431	$(890)	$850	$33,387
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,948	25,558	14,026	40,657
Stock-based compensation	—	—	7,719	—
Noncash interest expense	2,580	1,340	2,958	987
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,792)	(13,820)	13,488	(5,687)
Prepaid expenses and other current assets	(162)	319	(461)	4,260
Other assets	(5,595)	5,978	(6,017)	(5,757)
Accounts payable and income taxes payable	5,865	4,653	(4,444)	3,961
Accrued liabilities and other	(487)	(13,351)	20,322	4,420

Net cash provided by operating activities	41,788	9,787	48,441	76,228

Cash flows from investing activities
Change in restricted cash	(230)	1,004	1,050	209
Expenditures for property and equipment	(1,110)	(1,510)	(587)	(1,133)
Acquisitions of businesses, portfolios and other intangibles, net of cash acquired	(14,094)	(355)	(524)	(24,148)
Payments related to businesses previously acquired	(8,772)	(14,738)	(11,500)	(990)

Net cash used in investing activities	(24,206)	(15,599)	(11,561)	(26,062)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	1,350	850	(100,000)	(52,500)
Proceeds received in exchange for ownership interest in Successor company	—	3,378	—	—
Repayments of debt	(18,995)	(3,920)	(28)	(721)
Proceeds from issuance of debt, net of finance costs	—	(120)	701,165	—
Repurchase of common stock	—	(633,702)	—	—
Proceeds from issuance of common stock	—	—	382	3,190

Net cash (used in) provided by financing activities	(17,645)	(633,514)	601,519	(50,031)

Net (decrease) increase in cash and cash equivalents	(63)	(639,326)	638,399	135
Cash and cash equivalents, beginning of period	96	639,422	1,023	888

Cash and cash equivalents, end of period	$33	$96	$639,422	$1,023

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,943	$321	$4,866	$20,179
Cash paid during the period for interest	$57,616	$35,015	$2,663	$8,241

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$—	$5,168	$—	$9,500
Restricted stock issued to employees	$—	$—	$—	$3,625
Cancellation of restricted stock issued to employees	$—	$—	$—	$1,334
Conversion of debt to common stock	$—	$—	$—	$15,331

Non-cash increases in assets (liabilities):
Intangible assets	$—	$71,707	$—	$—
Goodwill	$—	$379,091	$—	$—
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
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment,” the “Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Minority Interest in Equity of Consolidated Subsidiaries” on our consolidated balance sheets. Certain prior year amounts have been reclassified to conform to the current year presentation.
     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants such as residual payments to independent sales groups, which are payments based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and service expenses, sponsorship costs and other third-party processing costs.
Going Private and Financing Transactions
     Pursuant to an Agreement and Plan of Merger dated as of December 27, 2005, by and among the Company, MergerCo, and Holdings, MergerCo was merged with and into the Company on May 10, 2006, with the Company remaining as the surviving corporation and as a wholly-owned subsidiary of Holdings. Holdings is a wholly-owned subsidiary of iPayment Investors, Inc. (“Investors”), which is a Delaware corporation formed by Gregory S. Daily, the Company’s Chairman and Chief Executive Officer, Carl Grimstad, the Company’s President, and certain parties related to them. Pursuant to an exchange agreement, dated as of December 27, 2005, Mr. Daily and his affiliates exchanged all of their equity interests in the Company for equity securities of Holdings, and Mr. Grimstad and his affiliates exchanged 72.9% of their equity interests in the Company for equity securities of Holdings. Our senior subordinated Notes resulted in an increase to these shareholders’ residual interests in the Successor company of $16.2 million. In addition, Mr. Daily contributed approximately $3.4 million in cash for equity securities in Holdings. Holdings paid $43.50, without interest, in exchange for each issued and outstanding share of the Company’s common stock (other than shares of the Company’s common stock held by Holdings or any of its subsidiaries immediately prior to the effective time of the merger, shares of the Company’s common stock held by the Company or any of its subsidiaries and shares of the Company’s common stock held by the Company’s stockholders who perfected their appraisal rights under Delaware law). In addition, Holdings paid the excess, if any, of $43.50 over the per share exercise price of each option outstanding at the effective time of the merger to purchase the Company’s common stock granted under any of the Company’s option plans. No merger consideration was paid for shares that were exchanged for equity securities of Holdings. On June 28, 2006, iPayment Investors, Inc. was converted into a limited partnership as iPayment Investors, L.P.
     Total consideration given in the Transaction was $800.0 million paid to purchase the outstanding shares of the Company. In addition, the Company paid the outstanding balance of $70.0 million under the Company’s previous credit facility and $25.4 million of transaction costs. The Transaction was funded with $170.0 million of equity financing, approximately $515.0 million from a term loan facility and net proceeds of $202.2 million from the issuance of 9 3 /4% senior subordinated notes due in 2014, with the balance funded by borrowings under the Company’s new $60.0 million revolving credit facility. The credit agreements and the indenture governing the 2014 Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries. The senior secured credit facility and senior subordinated notes are more fully described in Note 6.
     The Company has allocated the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. As part of this allocation, approximately $486.7 million was assigned to goodwill and $251.2 million to identifiable intangible assets, resulting in an increase of $379.1 million and $71.7 million in goodwill and intangible assets, respectively, over the historical basis prior to the Transaction. Of the amount allocated to intangible assets, $250.3 million relates to the Company’s merchant processing portfolios and residual cash flow streams. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16,

Basis in Leverage Buyout Transactions , the continuing residual interest of the owners of Investors has been reflected at its original cost adjusted for their share of the Company’s equity adjustments since the date of the original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16 , only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s net assets and liabilities being adjusted by approximately 88.5% of the difference between the fair value at the date of acquisition and the predecessor basis under EITF 88-16.
     The following table presents the unaudited pro forma results as if the Transaction and related financing had occurred at the beginning of 2005 and 2006:

	Year ended December 31,
	2006	2005
Gross revenues	$733,988	$702,712
Income from operations	$64,532	$64,254
Interest expense	$60,719	$60,719
Net income (loss)	$2,626	$2,798
     The unaudited pro froma results shown include incremental amortization and interest expense and related tax benefits as if the debt incurred in the Transaction had been incurred on January 1, 2005, and assumes no principal payments. The assumed interest rates are those in effect as of December 31, 2006, and the assumed effective tax rate is 39.0%. The unaudited pro forma results exclude expenses related to the Transaction, including compensation expense related to stock options and restricted stock of $7.9 million and $1.7 million for 2006 and 2005 , respectively, and professional fees and other Transaction-related expenses of $8.8 million and $1.5 million for 2006 and 2005, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the Transaction and related financing had occurred at the beginning of the periods presented.
     As a result of the Transaction, the Company had 100 shares of common stock outstanding at December 31, 2007 and 2006. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of iPayment, Inc. and its wholly owned subsidiaries iPayment of California, LLC, 1st National Processing Inc, E-Commerce Exchange Inc, iPayment of Maine, Inc, OnLine Data Corporation, CardSync Processing, Inc, CardPayment Solutions, LLC, Acquisition Sub, LLC, TS Acquisition Sub, LLC, PCS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc, NPMG Acquisition Sub, LLC, iFunds Cash Solutions, LLC, and Cambridge Acquisition Sub, LLC, iPayment Acquisition Sub, iPayment of Eureka, Inc, iPayment ICE Holdings, Inc, and iPayment Central Holdings, Inc., as well as its joint venture subsidiaries iPayment ICE of Utah, LLC and Central Payment Co., LLC. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between iPayment, Inc., including its subsidiaries, and its directors and officers are disclosed as related party transactions (Note 10).
Use of Estimates
     The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     Other costs of services include costs directly attributable to processing and bank sponsorship costs, which amounted to $40.1 million, $28.3 million, $15.8 million, and $46.9 million in the year ended December 31, 2007, the periods from May 11 to December

31, 2006 and January 1 to May 10, 2006, and the year ended December 31, 2005, respectively. They also include related services to our merchants such as residual payments to sales groups, which are payments based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
     Other costs of services include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method based on an average historical attrition rate of approximately 15% over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.
     Selling, general and administrative expenses consist primarily of salaries and wages and other administrative expenses such as professional fees.
Cash and Cash Equivalents and Statements of Cash Flows
     For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and securities with original maturities of three months or less. Our cash accounts at various banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Cash and cash equivalents at December 31, 2007 were fully insured by the FDIC. There were no cash and cash equivalents in excess of FDIC insured limits at December 31, 2007.
Restricted Cash
     Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral. Restricted cash in excess of FDIC insured limits totaled $0.9 million and $0.8 million at December 31, 2007 and 2006, respectively.
Accounts Receivable, net
     Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2007 and 2006 was $0.8 million and $0.3 million, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.
Property and Equipment, net
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expense for property and equipment for the year ended December 31, 2007, the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the year ended December 31, 2005 was $1.2 million, $0.7 million, $0.3 million, and $1.6 million, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.
Intangible Assets, net
     Intangible assets primarily include merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (Note 4). For all periods through the period ended May 10, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during the same periods. Effective May 11, 2006, we adopted such an accelerated method of amortization over a 15-year period, which we believe better approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In order to review the current attrition rate trends, we considered relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We did not identify any significant trends in our current attrition rates used during the 12 months ended December 31, 2007 and therefore, no adjustments were made.
     Estimated useful lives are determined by us for merchant processing portfolios based on the life of the expected cash flows from the underlying merchant accounts, and for other intangible assets primarily over the remaining terms of the contracts. During the year ended December 31, 2007, the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the year ended December 31, 2005, amortization expense related to intangible assets was $34.5 million, $24.8 million, $13.5 million, and

$37.3 million, respectively. As of December 31, 2007, estimated amortization expense for each of the five succeeding years is expected to be as follows (in thousands):

Year ended December 31,	Amount
2008	$30,433
2009	26,668
2010	23,298
2011	20,315
2012	17,434
Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2007. Actual amounts will increase if additional amortizable intangible assets are acquired.
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
     We completed our most recent annual goodwill impairment review as of July 31, 2007, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required.
Impairment of Long-Lived Assets
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed as of December 31, 2007 for goodwill and intangible assets, we concluded that none of our long-lived assets were impaired.
Other Assets
     Other assets at December 31, 2007 and 2006, include approximately $1.2 million and $1.5 million, respectively, of notes receivable (an additional $1.2 million is included in prepaid expenses and other current assets at December 31, 2007 and 2006), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6% to 12%, and are payable back to us through 2009. We secure the loans by the independent sales group’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups.
     Also included in other assets at December 31, 2007 and 2006, are approximately $12.9 million and $15.1 million of debt issuance costs (net of accumulated amortization of $3.6 million and $1.4 million, respectively), which are being amortized over the terms of the related debt agreements using the straight-line method which approximates the effective interest method. Other assets also include sales-type leases held for investment, which are stated at the present value of the future minimum lease payments and estimated residual values discounted at the rate implicit in the lease, net of allowances for losses. Sales-type leases held for investment included in other assets were approximately $0.7 million and $0.9 million at December 31, 2007 and 2006, respectively.
Reserve for Losses on Merchant Accounts
     We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. At December 31, 2007 and 2006, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.0 million and $1.2 million, respectively.
     The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses of $3.6 million, $2.2 million, $1.4 million, and $4.4 million for the year ended December 31, 2007, the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the year ended December 31, 2005, respectively, are included in other costs of services in the accompanying consolidated statements of operations.
Financial Instruments
     We believe the carrying amounts of financial instruments at December 31, 2007, including cash, restricted cash, accounts receivable, sales-type leases held for investment, accounts payable and long-term debt approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. Generally, notes payable are variable or fixed-rate instruments at terms we believe would be available if similar financing were obtained from another third-party. As such, their carrying amounts also approximate their fair value.
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
     Prior to January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. The following table presents the effect on net income had we adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the year ended December 31, 2005 (in thousands):

2005
Predecessor
Net income, as reported	$33,387

Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of tax	(2,338)

Pro forma net income	$31,049

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
     The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities . Under SFAS No. 133, the Company recognizes all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at December 31, 2007, was a liability of $12.3 million, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no material ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheet.
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
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
Advertising Costs
     We recognize advertising costs as incurred. For the year ended December 31, 2007, the periods from May 11 to December 31, 2006, and January 1 to May 10, 2006, and the year ended December 31, 2005, advertising costs were $161,000, $74,000, $59,000, and $160,000, respectively, and were included in selling, general and administrative expenses.
Minority Interest
     During the second quarter of 2005, we acquired a 51% interest in a joint venture with a direct sales group, and during the first quarter of 2006, we acquired a 20% interest in another direct sales group. Minority interest in losses of consolidated subsidiaries listed on the Consolidated Income Statements represents the minority shareholders’ share of the after-tax net income or loss of these entities. The minority interest in equity of consolidated subsidiaries listed on the Consolidated Balance Sheets reflects the original investments by the minority shareholders, along with their proportionate share of the earnings or losses of the consolidated subsidiaries. In 2006 and 2007, we absorbed the cumulative losses in the direct sales group acquired in 2006 to the extent such losses exceeded the minority partners’ investment.
     We account for our 20% interest investment in the joint venture pursuant to the provisions of SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities. Under this method, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. An enterprise that is the primary beneficiary of the variable interest entity consolidates the variable interest. As a result, we consider the investment as a variable interest entity and as the primary beneficiary, we consolidate the joint venture.
Merger Transaction
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
Restructuring
     We accounted for our restructuring related to the Westchester, Illinois office closure in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities . Under SFAS No. 146, we recognize costs associated with an exit or disposal activity when the liability is incurred and establish the fair value for initial measurement of the liability. We recognized approximately $0.9 million of restructuring costs during 2007
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the nonrecurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s results of operations, financial position or cash flows. The Company is evaluating the impact, if any, the adoption of the remaining provisions will have on its results of operations, financial position or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not make this election. As such, the adoption of this statement did not have any impact on its results of operations, financial position or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes a framework for the recognition and measurement of identifiable assets and goodwill acquired in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes a framework for the reporting of a parent company’s interests and noncontrolling interests in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is evaluating the impact, if any, the adoption of this statement will have on its results of operations, financial position and cash flows.
3. Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisition was recognized in our financial statements, unless otherwise noted. For the year ended December 31, 2007, the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the year ended December 31, 2005, amortization expense related to our merchant processing portfolios and other intangible assets was $34.5 million, $24.8 million, $13.5 million, and $37.3 million, respectively.
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
Earnout Payments
     Certain purchase agreements for acquisitions made in prior periods contained earnout payments based on the subsequent performance of the business acquired. As the terms of these earnout provisions are met, we accrue the amount owed in our consolidated balance sheets and record an increase to goodwill. We accrued $3.6 million and $22.1 million in earnout payments in 2007 and 2006, respectively.
Other Acquisitions
     In February 2006, we acquired a 20% interest in a joint venture with Central Payment Co., LLC, which began its operations during the first quarter of 2006. Central Payment Co., LLC has approximately 59 employees. The remaining 80% is owned by two former employees of iPayment, Inc. In 2006, we absorbed the cumulative losses in the direct sales group acquired in 2006 to the extent such losses exceeded the minority partners’ investment.
     Additionally, we have made various other purchases of residual cash flow streams and one business — Cambridge Payment Systems LLC (“Cambridge”) — collectively totaling $14.1 million during 2007. Cambridge was acquired on December 28, 2007 and the results of operations will be included in our consolidated statements of operations beginning January 1, 2008. Consideration for this acquisition included cash at closing and a contingent payment based upon future performance over three years. The Cambridge acquisition was recorded under the purchase method. The purchase prices for the residual cash flow streams and merchant processing portfolios have been primarily assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives. As a result of the aforementioned acquisitions, we recorded approximately $4.6 million of intangible assets and $8.3 million of goodwill during fiscal 2007.
Pro Forma Disclosure for the Above Business Acquisitions
     There were no acquisitions of businesses during 2007, 2006 or 2005 that would require a pro forma disclosure.

4. Details of Balance Sheet Accounts

	December 31,
(in thousands)	2007	2006
Property and Equipment, net:
Machinery and equipment	$1,363	$1,011
Furniture and fixtures	961	888
Leasehold improvements	334	284
Computer software and equipment	2,567	2,063
Terminals	539	399

	5,764	4,645
Less — accumulated depreciation and amortization	(2,011)	(720)

	$3,753	$3,925

Goodwill:
Beginning balance	$506,078	$105,178
Acquired during the period	8,256	452
Adjustments to goodwill acquired in prior period	4,305	21,357
Purchase accounting adjustments	—	379,091

	$518,639	$506,078

5. Commitments and Contingencies
Leases
     We lease our office facilities for approximately $164,000 per month under operating leases. Our facilities include locations in Nashville, Tennessee, two California locations in Calabasas and Santa Barbara, Bridgeville, Pennsylvania, Gardnerville, Nevada, Phoenix, Arizona, and Novi, Michigan. Our joint venture’s principal executive office is located in Larkspur, California. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2007 (in thousands):

Year ended December 31,	Amount
2008	$1,455
2009	1,335
2010	495
2011	24
2012	1
Thereafter	—

Total	$3,310

     Total rent expense for the year ended December 31, 2007, the period from May 11 to December 31, 2006, the period from January 1 to May 10, 2006, and the year ended December 31, 2005 was $2.4 million, $1.3 million, $0.8 million, and $1.6 million, respectively.
Minimum Processing Commitments
     We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. As of December 31, 2007, such minimum fee commitments were as follows (in thousands):

Year ended December 31,	Amount
2008	$10,323
2009	5,117
2010	3,582
2011	2,508
2012	—
Thereafter	—

Total	$21,530

     In conjunction with the FDMS Merchant Portfolio acquisition (Note 3), we also entered into service agreements with FDMS (the

“Service Agreements”) pursuant to which FDMS agreed to perform certain data processing and related services with respect to the acquired merchant contracts through 2011. In consideration for entering into the Service Agreements, we are required to pay FDMS a processing fee related to these accounts of at least 70% of the amount paid during the immediately preceding year. The minimum commitments for years after 2007 included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual fees paid in the preceding years.
     We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2007, and are excluded from this table.
Contingent Acquisition Price Obligations
     Certain of our acquisitions include purchase price escalations that are contingent upon future performance. We accrue such obligations once all contingencies are met. As of December 31, 2007, there were no contingent purchase price obligations included in our Consolidated Balance Sheets.
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     This matter was previously reported in our Amendment on Form 10- K/A filed with the Securities and Exchange Commission on June 18, 2007 amending our Annual Report for the year ended December 31, 2006, previously filed on Form 10-K with the Securities and Exchange Commission on March 8, 2007 and our Amendment on Form 10- Q/A filed with the Securities and Exchange Commission on June 18, 2007, amending our Quarterly Report for the first quarter ended March 31, 2007, previously filed on Form 10-Q with the Securities and Exchange Commission on May 14, 2007 (collectively, the “June Amendments”) and was last updated in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007. This lawsuit, initially naming our subsidiary E-Commerce Exchange, Inc. (“ECX”), and third parties, A-1 Leasing LLC, (“A-1 Leasing”) and Duvera Billing Services (“Duvera”) as defendants, was filed on February 2, 2005 in the Superior Court of Orange County on behalf of the 10 named plaintiffs, and pursuant to California Business and Professions Code Sections 17204 and 17535, and on behalf of all persons similarly situated, as a “class action”. Plaintiffs filed a First Amended Complaint on April 11, 2005 (“FAC”) and on April 10, 2006 amended its FAC, adding Applied Merchant Systems, Inc. (“AMS”), Vandalay Venture Group, Inc. (“Vandalay”) and Commerce Technologies Corporation (“CTC”), as named Defendants (and as amended, the “FAC”). The FAC alleges, a single cause of action for “unfair competition” (including ‘unfair business practices” pursuant to California Business and Professions Code Sections 17200), arising out of certain alleged marketing activities related to the credit card processing services offered by ECX to merchants that included a lease or purchase of a “payment gateway” allegedly marketed by ECX under the names “Quick Commerce” and “Wonderpay’’. Plaintiffs allege that such lease and purchase transactions for the “payment gateways” were “unlawful,” “fraudulent” and unfair” and seek an order certifying the action as a “class action; a declaratory judgment; an injunction to restrain and enjoin defendants from continuing to engage in such “unfair competition” activities; an accounting, restitution, disgorgement of defendants profits from the “unfair competition” activities, interest, attorney fees, costs of suit, and other relief as may be proper.
     ECX filed its Answer in which it denied all of the allegations in the FAC and asserted twenty-seven affirmative defenses. On February 2, 2007, Duvera filed a cross-complaint against ECX and AMS, which alleges six causes of action, including, negligence, contractual and equitable indemnity, specific performance and declaratory relief, and further seeks damages according to proof , which ECX responded to by filing an Answer.
     Since we last reported on this matter, the parties have continued to engage in discovery and attend scheduled status conferences and CTC was recently dismissed from the Action by order of the Court. A status conference was held on March 11, 2008 and the next status conference is scheduled for April 16, 2008. Following conclusion of the March 11, 2008 status conference, the parties attended a full-day voluntary mediation session, but were unable to reach any understanding for settlement. Plaintiffs have not filed a motion for “Class Certification” and at the last status conference notified the Court that their motion for “Class Certification” would not be filed in March 2008. No trial date has been set at this time.
     Although we currently intend to continue to vigorously defend ourselves in this case, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     This matter was previously reported in the June Amendments and was last updated in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007. In February 2000, plaintiff Dana Bruns filed a lawsuit on her own behalf and on behalf of a purported class of persons in California who during the five years prior to filing the lawsuit, allegedly received fax transmissions from third-party defendant, Fax.Com and its advertisers, including our subsidiary E-Commerce Exchange, Inc. The complaint as amended alleges that the defendants sent ''fax blast’’ transmissions to telephone facsimile machines in violation of the provisions of the Telephone Consumer Protection Act of 1991 (''TCPA’’) and seeks relief under the TCPA and/or under California’s Unfair Competition Act, Business & Professions Code and for negligence, including for injunctive relief, damages and monetary relief, attorney’s fees and costs of suit and other relief deemed proper.
     ECX tendered this claim in early 2000 to Farmer’s Insurance (“Farmers”) under a policy then in effect that provides up to

$2,000,000 for “covered” claims and the claim defense. In April 2000, Farmers agreed, subject to a reservation of rights, to assume the defense of ECX in this litigation and has paid all costs of defense since April 2000. As previously reported, in December 2006 ECX and other defendants filed a Motion for Mandatory Dismissal of this lawsuit, based on the failure to bring the case to trial within five years after the action commenced (pursuant to California Code of Civil Procedure), and on May 14, 2007, the Court issued an Order and Opinion granting the Motion to Dismiss with the Notice of Entry of Final Judgment dismissing the litigation with prejudice, and granting the prevailing defendants the right to seek their costs was filed on June 26, 2007. On August 30, 2007, plaintiff timely filed her Notice of Appeal and on February 22, 2008 the Court of Appeal filed plaintiff’s opening brief, which plaintiff served on ECX. Our respondent’s brief is due March 24, 2008 (subject to any extensions of time) and we currently anticipate seeking a 30-day extension of time to file the respondent’s brief.
     We intend to vigorously oppose relief from the Court Order granting our Motion and dismissal, and will continue to vigorously defend ourselves in this case. However, at this time we cannot predict with any certainty how the Appellate Court will rule or the likely outcome of the Appeal, or if relief were ordered, the likely outcome of the lawsuit and claims asserted against us. There can be no assurance that we will be successful or prevail in our defense, and/or in the event we are not successful, that the claims will be covered under our Farmers insurance policy and claim submitted, and/or satisfied in whole or in part under the terms and amounts of coverage provided by the policy with Farmers, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
NPMG Acquisition Sub / American Arbitration Association Demand for Arbitration, Case Number: Re: 76 489 Y 00188 07 WYGI).
     This matter was initially reported in our Form 10-Q filed with the Securities and Exchange Commission on August 13, 2007 for the second quarter ended June 30, 2007, and was last updated in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007. As previously reported we and NPMG Acquisition Sub LLC, (“NPMG”) which is owned 100% by us, received a request from GMPN, formerly National Processing Management Group, Inc. (“GMPN”) and Lance Morris (“Morris,” together with GMPN, the “Claimants”) for mediation and a demand for arbitration under the administration of the American Arbitration Association (the “AAA”) regarding claims arising out of an October 2005 purchase of assets of GMPN (the “Demand”). The Demand includes claims for breach of contract, breach of the covenant of good faith, and interference with contractual relations and prospective business advantage and requests economic damages of not less than $45.0 million, punitive damages, attorney fees and costs of suit, an order compelling us to specifically perform and for declaratory judgment that non-solicitation and non-compete agreements entered by Claimants are unenforceable.
     Since we last reported on this matter, the parties have engaged in discovery, participated in a Procedural Conference Call with the Arbitration Panel, and on February 13, 2008, engaged in a mediation of the matters subject to the Demand, but were unable to resolve the dispute. Accordingly, we filed our response to the Demand on February 28, 2008. There is a Procedural Order in place that governs certain discovery and times for completion, and the Arbitration proceeding to be conducted in Phoenix, during the first two weeks of May 2008. A second procedural call with the Arbitration Panel was held on March 11, 2008 and was continued until March 18, 2008.
     We currently intend to vigorously defend ourselves in this matter. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Colin Hill v. CardPayment Solutions, L.L.C. and Zachary Daniels, Circuit Court in and for the Sixth Judicial Circuit, in and for Pinellas County, Florida, Case No. 06-8669-CI-0792
     This matter was initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007 and as previously reported this lawsuit was filed on November 28, 2006 in Florida by plaintiff Colin Hill naming our subsidiary CardPayment Solutions, L.L.C. (“CPS”) and Zachary Daniels (“Daniels”), as defendants. The Complaint alleges that Zachary Daniels was either employed by CPS or retained as an outside sales agent for CPS, and that in that capacity solicited the business that plaintiff was a principal of for the purpose of it establishing a merchant processing account through CPS. Plaintiff claims that he completed an application for merchant card services offered by CPS and an application to obtain lease financing for credit card processing equipment related to the services offered by CPS, both of which contained personal and private information, provided by them to Daniels and that Daniels thereafter misappropriated and used the information to commit “identity theft” and to engage in illegal activities which plaintiff alleges resulted in him sustaining past and/or future damages, for mental pain, emotional distress, embarrassment, impairment of credit, loss of dignity and “nominal damages,” demanding relief for “an amount within the jurisdictional limits of the Court.” Plaintiff alleges that CPS was among others things, negligent in retaining Daniels.
     As previously reported, plaintiff obtained a Default from the Clerk of the Court against Daniels as well as CPS, which was entered on May 22, 2007 against CPS and on September 17, 2007 a non-contested jury trial was held, without either CPS or Daniels being present or represented by counsel. Notwithstanding that the Complaint alleged nominal damages and failed to set forth a dollar amount for actual damages allegedly sustained, if any, the plaintiff obtained a jury verdict in the amount of $0.8 million against CPS and Daniels, severally and jointly. The Court’s Final Judgment in the amount of $0.8 million was entered on September 28, 2007 by the Clerk which CPS appealed on October 24, 2007 by its filed Notice of Appeal and subsequently requested approval from the Appeals Court, to permit it to file a Motion to Vacate the Judgment in the Trial Court, and for the Appeal Court to release jurisdiction to the Trial Court, pending the outcome of the Motion, which was granted. Our Motion to Vacate was heard on March 6, 2008, and, due to an opposition filed by Plaintiff on the hearing date, the Court granted us an additional fifteen days to file a response and will issue a ruling after our submission is considered.
     We intend to vigorously pursue our rights to defend the claims asserted in this matter, including the relief requested in our Motion to Vacate the judgment, including, if needed, rights of appeal including those in our Notice of Appeal filed on October 24, 2007 and we intend to continue to vigorously defend ourselves in this case. However, at this time we cannot predict with any certainty how the Trial Court will rule on our Motion to Vacate, or if needed, how the Appellate Court will rule or the likely outcome of either a new trial, a trial on damages only, if ordered, or if relief were ordered, the likely outcome of the lawsuit and claims asserted against us. or if needed, the Appeal or if relief were ordered by the Appeals Court, whether the relief would be as requested or limited, and the likely outcome of the lawsuit and claims asserted against us. There can be no assurance that we will be successful or prevail in our defense, and/or in the event we are not successful, that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Sharyn’s Jewelers, LLC v. iPayment, Inc. ,iPayment of Valencia, Vericomm and JP Morgan Chase Bank , General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related case Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919
     This matter was initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007 and as previously reported relates to a lawsuit filed in January 2005 in North Carolina by plaintiff Sharyn’s Jewelers, LLC, a merchant, naming as defendants, iPayment, Inc., and iPayment of Valencia (“CSP.” And together with iPayment, Inc., the “iPayment Defendants”) and third parties Vericomm, an independent outside sales organization of CSP, and JPMorgan Chase Bank (“Chase”), which alleged that the plaintiff suffered losses in connection with an equipment lease arranged by Vericomm for a point of sale device and/or in connection with certain credit card transactions processed for plaintiff by the iPayment Defendants and/or Chase. Plaintiff ‘s Compliant sought relief “in an amount to be proven at trial” based on purported causes of action in tort and or contract, as well as under North Carolina’s statutory Unfair and Deceptive Trade Practices Act and requested that the Court enter a Judgment against Defendants “in a sum in excess of $10,000;” for trebled damages and attorneys fees on the Unfair and Deceptive Trade Practices claim, and for punitive damages “in an amount to be proven at trial;” to be awarded severally and jointly against the iPayment Defendants and Chase.
     In March 2005 plaintiff obtained from the Clerk of the Court an entry of “default” against us (and separately against Vericomm) and in early 2006 filed a motion for default judgment. On or about April 10, 2006, the Court entered a Default Judgment against the iPayment Defendants and Vericomm awarding compensatory damages of $74,577.45 (which include the $70,492.31 of loans purportedly made by Sharyn Oakley and her husband as well as lease payments to Vericomm, neither of which bear any connection to the iPayment Defendants), attorneys fees of $35,148.75, and punitive damages of $250,000, and issued a judgment against the iPayment Defendants and Vericomm, imposing joint and several liability against them for a total judgment amount of $359,726.20. Plaintiff then failed to serve a copy of the judgment on all parties within three days after it was entered as required by North Carolina law, on or about November 28, 2006 assigned its judgment to Judgment Recovery Group, LLC. On or about August 9, 2007, Judgment Recovery Group, LLC commenced an action in California state court by filing an Amended Notice of Entry of Judgment on Sister State Judgment, attempting to thereby enforce the judgment obtained in North Carolina against assets of iPayment and Vericomm located in California in the approximate amount of $404,183. Because we were not served notice of the Judgment when entered, we did not have any knowledge of the existence of the Judgment until notice of the sister-state judgment was provided to us on or about August 29, 2007, and we obtained a copy of the Judgment on September [29], 2007.
     On September [28], 2007, iPayment, Inc. and iPayment of Valencia filed a Motion to Stay Enforcement of Sister State Judgment. The California court temporarily stayed the enforcement of such judgment, and a status conference is scheduled for April 24, 2008 in the California Superior Court. Prior to that time, iPayment and iPayment of Valencia will file one or more motions in North Carolina and/or California attacking the underlying North Carolina judgment on the grounds that the court in North Carolina lacked jurisdiction over the iPayment entities, and that the default judgment is not a final judgment. We currently intend to vigorously defend ourselves in this matter. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Employment Development Department of the State of California, Notice of Assessment No. 00008
     This matter was initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007 and as previously reported in July 2007, we (through our wholly owned subsidiary, iPayment of California, LLC) received a Notice of Assessment No. 00008 (dated July 10, 2007) issued from the Employment Development Department of the State of California (“EDD”) in the amount of $1.5 million which indicated that it was issued for the “covered period” beginning April 1, 2004 and ending March 31, 2007. The explanation provided in the Assessment Notice reflects that it was issued because the EDD purportedly believes that we had failed to properly report certain “subject wages,” and had failed to “withhold” the correct amount of California Personal Income Tax, and that we improperly classified certain individuals as “independent contractors,” rather than as “employees” and as a result they were not properly reported.
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

     Although we are still currently subject to the Assessment, we believe that, based on information currently available, the ultimate outcome of this matter and our liability associated therewith may have a material adverse effect on our business, financial condition, or results of operations. ][no sense] However, the results cannot be predicted with certainty and in the event of unexpected future developments or additional information, it is possible that this matter could be unfavorable to us.
Other
     In September 2005, we were notified by Merrick Bank, one of our sponsor banks, that due to certain Visa and MasterCard fines against Card Systems Solutions (one of our payment processors) in connection with their mishandling of credit card data, Merrick Bank increased our reserve requirement from $0.5 million to $1.4 million. We have worked with Merrick Bank to obtain information regarding the increase and the fines against Card Systems Solutions, and have not been able to determine what, if any, contingent liability we may have for such fines. We intend to vigorously defend our business against any such fines and/or seek proper indemnification from third parties as applicable. There can be no assurance that we will be successful in defending against fines or obtaining indemnification. During the twelve months ended December 31, 2006, Merrick Bank released $0.6 million of the reserve to us but subsequently increased the reserve requirement an additional $0.3 million during the nine months ended September 30, 2007. In September 2007, Merrick Bank reduced our reserve by $0.5 million for a potential liability (discussed further below) for which Merrick Bank claimed we are liable. The remaining $0.6 million reserve is recorded as restricted cash on our Consolidated Balance Sheet as of December 31, 2007.
     As we previously reported on our Form 10-Q filed with the Securities and Exchange Commission on November 13, 2007 for the third quarter ended September 30, 2007, Merrick Bank, one of our sponsor banks, notified us of a potential liability totaling less than $0.5 million, of which we have reserved half in our Consolidated Statement of Operations for the year ended December 31, 2007. We have recently advised Merrick that we do not agree with their claim that we are liable for the $0.5 million liability at issue and therefore, requested that they reverse the prior offset made against our reserve funds, pending further investigation of the facts. We intend to continue our investigation into this matter and to vigorously defend against this claim. Although the ultimate outcome of this investigation and our liability associated therewith cannot be predicted with certainty, based on information currently available, and available insurance coverage, in our opinion, the outcome is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results cannot be predicted with certainty and in the event of unexpected future developments or additional information, it is possible that this matter could be unfavorable to us. We are currently investigating the facts associated with this matter.
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
6. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Senior secured credit facility:
Term loans	$501,488	$511,138
Revolver	2,200	850
Senior subordinated notes, net of discount	193,534	202,436
Various equipment lease agreements	135	232

	697,357	714,656
Less: current portion of long-term debt	(6,899)	(5,241)

	$690,458	$709,415

     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.75 to 1.00, but which decreases periodically over the life of the agreement. We were in compliance with all such covenants as of December 31, 2007. The New Facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2007, this payment attributable to this covenant was $1.7 million and is included in the current portion of long-term debt. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At December 31, 2007, we had outstanding $501.5 million of term loans at a weighted average interest rate of 7.09% and $2.2 million outstanding under the revolver at a weighted average interest rate of 8.50%.
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
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest. The Notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1. We were in compliance with all such covenants as of December 31, 2007.
     During the first quarter of 2007, the Company repurchased $1.0 million of its Notes. During the third quarter of 2007, the Company repurchased an additional $8.3 million of its notes. The Company intends to hold the Notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We have reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007. We amended our New Facility to allow for repurchases of our Notes up to $10 million, including the aforementioned $9.3 million of repurchases. At December 31, 2007, we had outstanding $195.8 million of Notes and $2.2 million of remaining unamortized discount on the Notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $6.0 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $6.9 million as of December 31, 2007. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $2.2 million for the year ended December 31, 2007. Amortization expense related to the debt issuance costs was $1.4 million for the period from May 11 to December 31, 2006 (Successor). Amortization expense for debt issuance costs related to our previous credit facility was $0.4 million for the period from January 1 through May 10, 2006 (Predecessor). The remaining unamortized balance of debt issuance costs related to our previous credit facility in the amount of $2.5 million were written off to interest expense as a result of the Transaction as of May 10, 2006.
     The maturities of long-term debt are as follows (in thousands):

Year ended December 31,	Amount
2008	$6,984
2009	5,175
2010	5,175
2011	5,150
2012	7,350
Thereafter	669,739

Total	$699,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes
     The provision for income taxes for the years ended December 31, 2007, 2006 and 2005, was comprised of the following (in thousands):

	2007	2006	2005
	Successor	Combined	Predecessor
Current:
Federal	$9,417	$2,078	$19,512
State	1,347	(317)	4,080

Total current	10,764	1,761	23,592
Deferred	(5,272)	2,542	(1,933)
Change in valuation allowance	223	—	(340)
FIN 48 adjustments	290	—	—
Minority interest	—	(249)	(404)

Total income tax provision	$6,005	$4,054	$20,915

     The differences between the federal statutory tax rate of 35% and effective tax rates are primarily due to state income tax provisions , deferred tax valuation allowance and permanent differences, as follows:

	2007	2006	2005
Statutory Rate	35%	35%	35%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	4%	0%	5%
Recognition of previously reserved deferred tax assets utilized in current year	-2%	0%	-1%
Permanent differences	11%	80%	0%
Increase to valuation allowance	2%	0%	0%
Other	3%	-4%	0%

Total	53%	111%	39%

     Deferred income tax assets are included as a component of other assets in the accompanying consolidated balance sheets as of December 31, 2007 and 2006 and were comprised of the following (in thousands):

	2007	2006
Current deferred tax assets:
State taxes	$692	$1,208
Net operating loss	323	323
Other	628	647

Total current deferred tax assets	1,643	2,178

Current deferred tax liabilities:
Accrued liabilities	(468)	(407)
Other	(171)	(231)

Total current deferred tax liabilities	(639)	(638)

Net current deferred tax asset	$1,004	$1,540

Long-term deferred tax assets:
Tax benefit of unrealized loss on fair value of derivatives	$4,903	$1,517
Net operating loss	930	503
Other	414	129

Total long-term deferred tax assets	6,247	2,149

Long-term deferred tax liabilities:
Intangible assets, net of depreciation and amortization	(12,595)	(17,811)
Other	(254)	(209)

Total long-term deferred tax liabilities	(12,849)	(18,020)

Net long-term deferred tax liability	$(6,602)	$(15,871)

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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. During 2007, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of December 31, 2007, our liabilities for unrecognized tax benefits totaled $0.7 million and are included in other long-term liabilities. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheet at December 31, 2007 was less than $0.1 million.
     The following presents a rollforward of our unrecognized tax benefits (in thousands):

	Tax Benefits	Interest
Balance January 1, 2007	$349.0	24.8
Decrease in prior year tax positions	(66.7)	15.6
Increase for tax positions taken during the current period	405.4	—

Balance December 31, 2007	687.8	40.3

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years through 2003.
     At December 31, 2007, we had approximately $1.4 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million. We had state net operating loss carryforwards of approximately $20.4 million as of December 31, 2007.
     SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net deferred taxes recorded at December 31, 2007, represent amounts that are more likely than not to be utilized in the near term.
8. Restructuring
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

		Charged to
	January 1,	Costs or			December 31,
	2007	Expenses	Deductions		2007
One-time termination benefits	$—	$392	$392	(1)	$0
Contract termination costs	—	245	234	(2)	11
Other associated costs	—	273	262	(3)	11

	$—	$911	$888		$23

(1)	Payments of one-time termination benefits

(2)	Payments of contract termination costs

(3)	Payments of other associated costs
9. Stock Options and Warrants
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
     A summary of our stock options outstanding at period ends and changes during the periods are presented below:

			Exercisable at Period End
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, December 31, 2004	1,329,715	$15.85	640,731	$10.97

Granted	300,000	41.36
Cancelled	(45,923)	24.19
Exercised	(240,448)	13.27

Outstanding, December 31, 2005	1,343,344	$21.72	720,956	$14.22

Cancelled	(86,364)	40.04
Exercised	(1,256,980)	20.47

Outstanding, December 31, 2006	—	$—	—	$—

Cancelled	—	—
Exercised	—	—

Outstanding, December 31, 2007	—	$—	—	$—

10. Related Party Transactions
Convertible Promissory Notes
     A general partner and member of various entities affiliated with Summit Partners, L.P. (“Summit”) was a member of our Board of Directors. In March 2002, we executed convertible subordinated promissory notes to entities affiliated with Summit in an aggregate of $14.9 million (and together with unaffiliated parties an aggregate of $15.0 million) for the acquisition of E-Commerce Exchange. These notes bore interest at 4.52% and were to mature on March 19, 2008. The notes and a portion of the accrued interest thereon were convertible, at the option of the holders, into shares of our common stock. The conversion option was exercised by the holders in August 2005.

Other Transactions
     The majority shareholders of Central Payment Company (“CPC”) have loaned CPC $2.0 million. These loans bear interest at 10% and are due in June 2010. The shareholders are also employees of CPC.
     Our CEO owns Hardsworth, LLC (“Hardsworth”), an investment company. We reimbursed Hardsworth approximately $77,000 in 2005 for use of an executive jet for corporate purposes. Hardsworth owns a 100% interest in the jet.
     Our office in Bridgeville, Pennsylvania is owned by a former employee and was leased to the Company under an operating lease while the former employee was considered a related party. Annual rent payments under this arrangement were $30,000. The company continues to lease from this individual. However, as of January 2007, the individual is no longer considered a related party.
     Effective August 2002, we began utilizing internet processing services from BluePay Inc. Certain of our former employees are shareholders of BluePay. These former employees ceased to be related parties in January 2007. While BluePay was considered a related party, payments were $0.3 million for the period from May 11 to December 31, 2006, $0.1 million for the period from January 1 to May 10, 2006, and $0.3 million for the year ended December 31, 2005.
11. Significant Concentration
     Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2007, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 3% of revenues during 2007. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
12. Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During 2007, 2006 and 2005, we had no single customer that represented 3% or more of revenues. Substantially all revenues are generated in the United States.
13. Employee Agreements and Employee Benefit Plans
     During 2002 and 2001, we entered into employment agreements with various officers to secure employment. Under the terms of the agreements, we provided the employees with salary, incentive compensation and stock grants and/or options in return for various periods of employment.
     We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the Plan, we may match contributions of up to 3% of a participant’s salary. Employer contributions for the year ended December 31, 2007, the periods from May 11 to December 31, 2006, and January 1 to May 10, 2006, and the year ended December 31, 2005, were $199,000, $117,000, $96,000, and $150,000, respectively.
14. Summarized Quarterly Financial Data
     The following unaudited schedule indicates our quarterly results of operations for 2007, 2006 and 2005 (in thousands, except charge volume):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2007
Revenue	177,740	192,674	193,599	195,096
Interchange	103,620	112,440	111,264	110,631
Other Cost of Services	54,284	57,743	57,105	59,405
Selling, general, and administrative	6,549	4,708	4,688	5,199
Income from operations	13,287	17,783	20,542	19,861
Net income (loss)	(1,715)	1,338	3,387	2,421
Charge Volume (in millions)	6,368	6,915	6,829	6,685

2006
Revenue	170,901	189,162	186,959	186,966
Interchange	98,113	109,735	109,584	107,680
Other Cost of Services	52,649	56,339	57,969	57,093
Selling, general, and administrative	5,320	11,863	4,785	5,483
Income from operations	14,818	11,225	14,623	16,712
Net income (loss)	7,622	(6,645)	(730)	(285)
Charge Volume (in millions)	6,123	6,836	6,783	6,595

2005
Revenue	163,363	181,138	175,176	183,035
Interchange	96,854	106,017	100,747	104,118
Other Cost of Services	49,343	54,926	54,140	54,729
Selling, general, and administrative	3,523	4,855	4,963	4,721
Income from operations	13,643	15,340	15,326	19,467
Net income	6,872	7,729	8,129	10,657
Charge Volume (in millions)	6,244	6,606	6,374	6,501
15. Guarantor Financial Information
     In connection with the May 2006 issuance of 9.75% senior subordinated notes due 2014, we and all of our existing and future subsidiaries (the “Guarantors”) that guarantee our other debt or debt of the guarantors have fully and unconditionally guaranteed, on a joint and several basis, our obligations under the related indenture (the “Guarantees”). iPayment, Inc., the issuer of the Notes and parent company of the Guarantors, has no independent assets or operations. The Guarantees are full and unconditional and joint and several. Any subsidiary of iPayment, Inc. other than the Guarantors is minor, and there are no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan.
16. Significant Developments
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
     In December 2007, we entered into an Asset Purchase Agreement (the “Cambridge Agreement”) with Cambridge Payment Systems (“Cambridge”), an independent sales group with a growing portfolio of over 1,600 merchants. Consideration included cash at closing and a contingent payment based upon future performance. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired. The operating results of Cambridge will be included in our consolidated statements of operations beginning on January 1, 2008.

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
Internal Control over Financial Reporting. During the twelve months ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolver, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolver is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolver. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.75 to 1.00, but which decreases periodically over the life of the agreement. We were in compliance with all such covenants as of December 31, 2007. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolver are due when the revolver matures on May 10, 2012. At December 31, 2007, we had outstanding $501.5 million of term loans at a weighted average interest rate of 7.09% and $2.2 million outstanding under the revolver at a weighted average interest rate of 8.50%.
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated notes (the “Notes”) in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3 /4 % on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest. The Notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.
     The agents and the lenders under the Amended and Restated Credit Agreement and their affiliates have provided, and future lenders under the Amended and Restated Credit Agreement may provide, various investment banking, other commercial banking and/or financial advisory services to iPayment for which they have received, and will in the future receive, customary fees.
PART III
ITEM 10. Directors and Executive Officers of the Registrant
     The following table provides information about our directors and executive officers as of December 31, 2007:

Name and Age	Principal Occupation, Business Experience and Directorships
Gregory S. Daily Chairman and CEO Age 48	Mr. Daily has served as Chairman of our board of directors and Chief Executive Officer since February 2001. From January 1999 to December 2000, Mr. Daily was a private investor. In 1984, Mr. Daily co-founded PMT Services, Inc., a credit card processing company, and served as President of PMT Services, Inc. at the time of its sale to NOVA Corporation, a credit card processing company, in September 1998. Mr. Daily served as the Vice-Chairman of the board of directors of NOVA Corporation from September 1998 until May 2001. Mr. Daily has served as the Chief Manager and President of Caymas, LLC, a private investment company, since January 2001 and he has served as the Chief Executive Officer of Hardsworth, LLC, a private investment company, since May 1997.

Carl A. Grimstad Director and President Age 40	Mr. Grimstad has served as our President since April 2001 and served as our Chief Executive Officer until February 2001. From January 2000 until March 2001, Mr. Grimstad held various executive positions with iPayment Technologies and from March 2000 until April 2001, also served as the Vice-Chairman of iPayment Technologies. Mr. Grimstad has served as the Vice President and Secretary of Caymas, LLC since January 2001. Since 1995, Mr. Grimstad served as managing partner of GS Capital, LLC, a private investment firm.

Robert S. Torino Executive Vice President and Assistant Secretary Age 54	Mr. Torino has served as our Executive Vice President since January 2001 and as our Assistant Secretary since August 2002. From January 2001 to September 2002, he served as our Chief Financial Officer. Mr. Torino served as Chief Financial Officer of iPayment Technologies, Inc. from April 2000 to December 2000, and as Executive Vice President and Chief Operating Officer of iPayment Technologies, Inc. from July 2000 to December 2000. From October 1999 to April 2000, Mr. Torino served as Chief Executive Officer of M80 Technologies, Inc., a start-up software development company. Mr. Torino served as President and Chief Executive Officer of TRUE Software Inc., a software development company, from April 1995 until its acquisition by McCabe & Associates in October 1999.

Clay M. Whitson CFO and Treasurer Age 50	Mr. Whitson has served as our Chief Financial Officer and Treasurer since October 2002. From November 1998 to September 2002, Mr. Whitson was Chief Financial Officer of The Corporate Executive Board Company, a provider of best practices research and quantitative analysis focusing on corporate strategy, operations and general management issues. From 1996 to October 1998, Mr. Whitson served as the Chief Financial Officer of PMT Services, Inc., a credit card processing company.

Afshin M. Yazdian Executive Vice President, General Counsel and Secretary Age 35	Mr. Yazdian has served as our Executive Vice President and General Counsel since February 2001. He has served as our Secretary since August 2002 and served as our Assistant Secretary from February 2001 to August 2002. Mr. Yazdian served from March 2000 to January 2001 as General Counsel and Vice President of Mergers and Acquisitions for eConception, a technology venture fund. From August 1997 to March 2000, Mr. Yazdian practiced in the corporate and mergers and acquisitions groups at the law firm of Waller Lansden Dortch & Davis, PLLC.
CODE OF BUSINESS CONDUCT AND ETHICS
     We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors, consultants and employees, including the Chief Executive Officer and the Chief Financial Officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. A copy of the Code of Ethics is included as Exhibit 14.1 to this Form 10-K. The Company will disclose amendments to provisions of the Code of Ethics by posting such amendments on its website. In addition, any such amendments, as well as any waivers of the Code of Ethics for directors or executive officers will be disclosed in a report on Form 8-K.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than ten percent of the our common stock (“Section 16 Persons”) to file reports of ownership and changes in ownership in the our common stock with the SEC. Based on our records and other information we believe that all Section 16(a) filing requirements for the Section 16 Persons have been complied with during or with respect to the fiscal year ended December 31, 2007. As a result of the Transaction, beginning May 11, 2006, the Company no longer has a class of equity securities registered with the SEC and therefore its directors, officers and 10% shareholders are no longer required to make Section 16 filings.
ITEM 11. Executive Compensation
Compensation Discussion and Analysis
     The primary goals of our executive compensation program are to link the interests of management and stockholders, attract and retain a highly-skilled executive team, and base rewards on both personal and corporate performance.
     As a private company, we do not have a compensation committee. Our board of directors is currently composed of Mr. Daily and Mr. Grimstad The board, in consultation with the other executive officers, establishes policies and makes decisions regarding compensation of directors and executive officers. The executive compensation program currently contains two elements:
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
     Annual Bonuses. The board’s policy is to award annual bonuses in order to motivate and reward the Company’s executive officers, as individuals and as a team, to attain our annual financial goals and operating objectives. Annual bonuses typically reflect competitive industry practice and certain performance metrics. Annual bonus awards for the executive officers in 2007 were made at the discretion of the board. There is currently no formal bonus plan in place for executive officers.
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
     The following table shows the cash and other compensation paid or earned and certain long-term awards made to our Chief Executive Officer, Chief Financial Officer, and each of our three most highly compensated executive officers (the “Named Executives”) for all services to us in all capacities for 2007, 2006 and 2005.
SUMMARY COMPENSATION TABLE

				Long-Term Compensation Awards
				Restricted		Securities
Name and	Annual Compensation			Stock		Underlying	All Other
Principal Position	Year	Salary	Bonus	Awards (1)		Options (1)	Compensation
Gregory S. Daily	2007	—	—	—		—	—
Chairman and	2006	$150,000	—	—		—	$5,000
Chief Executive Officer	2005	$300,000	$100,000	—		—	$6,000

Carl A. Grimstad	2007	$300,000	—	—		—	—
Director and President	2006	$300,000	—	—		—	—
	2005	$300,000	$100,000	—		—	—

Clay M. Whitson	2007	$296,000	—	—		—	$2,220
Chief Financial Officer	2006	$296,000	—	—		—	$11,510
and Treasurer	2005	$296,000	$100,000	$3,625,000	(3)	—	$10,850

Afshin M. Yazdian	2007	$185,000	—	—		—	$4,388
Executive Vice President,	2006	$170,000	$100,000	—		—	$8,100
General Counsel and Secretary	2005	$160,000	$100,000	—		$30,000	$9,300

Robert S. Torino	2007	$230,000	—	—		—	—
Executive Vice President	2006	$230,000	$100,000	—		—	—
and Assistant Secretary	2005	$230,000	$100,000	—		—	—

(1)	The executive officers may, in order to satisfy certain withholding requirements at the time of exercise or vesting, allow the Company to repurchase such number of shares as is necessary to satisfy the Company’s withholding tax obligation.

(2)	Represents Company’s matching of 401(k) plan contributions made by executive officers.

(3)	On May 3, 2005, Mr. Whitson received 100,000 shares of restricted stock. These shares vest evenly on each anniversary date of the award through 2015 or immediately upon a change of control. All shares vested and were sold in conjunction with the Transaction on May 10, 2006.
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
     On May 16, 2005, the Board of Directors established a Special Committee of the Board of Directors (the “Special Committee”) to evaluate the merger and related transactions. On June 28, 2005, the compensation to be provided to members of the Special Committee for their services on the Special Committee was set pursuant to a resolution of the Board of Directors at (i) $10,000 per month and (ii) $1,000 per meeting attended by a member in person. In addition, the Chairman of the Special Committee will receive an additional payment of $25,000 for his time and efforts as the Chairman of the Special Committee. The Special Committee completed its work in December 2005. None of our executive officers served as members of the Special Committee. Following the closing of the Transaction in 2006, we did not pay our directors, Gregory S. Daily or Carl. A. Grimstad, any compensation for their service as directors. We continued this polcy in 2007.
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
ITEM 13. Certain Relationships and Related Transactions
     In the ordinary course of business, the Company and its subsidiaries from time to time engage in transactions with other corporations or financial institutions whose officers or directors are also directors or officers of the Company or a subsidiary. Transactions with such corporations and financial institutions are conducted on an arm’s-length basis and may not come to the attention of the directors or officers of the Company or of the other corporations or financial institutions involved. The Board of Directors does not consider that any such transactions would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and the Board of Directors is not currently aware of any related party transactions other than those set forth below.
     The majority shareholders of Central Payment Company (“CPC”) have loaned CPC $2.0 million. These loans bear interest at 10% and are due in June 2010. The shareholders are also employees of CPC.
     Our CEO owns Hardsworth, LLC (“Hardsworth”), an investment company. We reimbursed Hardsworth approximately $77,000 in 2005 for use of an executive jet for corporate purposes. Hardsworth owns a 100% interest in the jet.
     Our office in Bridgeville, Pennsylvania is owned by a former employee and was leased to the Company under an operating lease while the former employee was considered a related party. Annual rent payments under this arrangement were $30,000. The company continues to lease from this individual. However, as of January 2007, the individual is no longer considered a related party.
     Effective August 2002, we began utilizing internet processing services from BluePay Inc. Certain of our former employees are shareholders of BluePay. These former employees ceased to be related parties in January 2007. While BluePay was considered a related party, payments were $0.3 million for the period from May 11 to December 31, 2006, $0.1 million for the period from January 1 to May 10, 2006, and $0.3 million for the year ended December 31, 2005.
ITEM 14. Principal Accountant Fees and Services
     We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures. The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2007 and 2006, by Ernst & Young LLP:

	2007		2006
Audit Fees	$369,000	(a)	$496,000	(b)
Audit Related Fees	—		—
Tax Fees	51,000		—
All Other Fees	—		—

	$420,000		$496,000

(a)	Comprised of fees for the fiscal 2007 financial statement audit and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(b)	Comprised of fees for the fiscal 2006 financial statement audit and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements
     The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated March 13, 2008, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 30, above.
Schedule II — Valuation and Qualifying Accounts
iPayment, Inc.

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other				End of
	Period	Expenses	Accounts		Deductions		Period
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$130,000	$500,000	$—		$122,000	(1)	$508,000
Valuation allowance on deferred tax asset	1,006,000	(340,000)	(666,000)	(2)	—		—
Reserve for merchant losses	1,121,000	4,393,000	—		4,370,000	(3)	1,144,000

Total	$2,257,000	$4,553,000	$(666,000)		$4,492,000		$1,652,000

Period from January 1 to May 10, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$508,000.00	$131,000.00	$—		$399,000.00	(1)	$240,000
Valuation allowance on deferred tax asset	—	—	—		—		—
Reserve for merchant losses	1,144,000	1,398,000	—		1,198,000	(3)	1,344,000

Total	1,652,000	1,529,000	—		1,597,000		1,584,000

Period from May 11 to December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$240,000	$229,000	$—		$194,000	(1)	$275,000
Reserve for merchant losses	1,344,000	2,168,000	—		2,304,000	(3)	1,208,000

Total	1,584,000	2,397,000	—		2,498,000		1,483,000

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$275,000	$638,000	$—		$145,000	(1)	$768,000
Valuation allowance on deferred tax asset	—	—	223,000		—		223,000
Reserve for merchant losses	1,208,000	466,000	—		654,000	(3)	1,020,000

Total	$1,483,000	$1,104,000	$223,000		$799,000		$2,011,000

(1)	Write-off of previously reserved accounts receivables.

(2)	Includes $0.7 million reversal to goodwill for NOL’s related to an acquired entity.

(3)	Payments for merchant losses.
     2. Exhibits
     Reference is made to the Exhibit Index beginning on page 61 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT INC.
By:	/s/ Gregory S. Daily
	Name:	Gregory S. Daily
	Title:	Chairman and Chief Executive Officer

March 14, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

Signature	Title

/s/ Gregory S. Daily	Director
Gregory S. Daily

/s/ Carl A. Grimstad	Director
Carl A. Grimstad

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc., (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K for the period December 28, 2005).

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K for the period December 28, 2005).

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K for the period December 28, 2005).

3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

3.2	Bylaws of Merger Co., as adopted by iPayment, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.1	Indenture, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.2	Purchase Agreement, dated as of May 3, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.3	Registration Rights Agreement, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.4	Form of Note (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006)

10.1	Credit Agreement, dated May 10, 2006, among iPayment, Inc., as Borrower, iPayment Holdings, Inc. the Subsidiary Guarantors named therein, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

10.2	Security Agreement, dated May 10, 2006, among iPayment, Inc., iPayment Holdings, Inc., the Subsidiary Guarantors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

10.3	Pledge Agreement, dated May 10, 2006, among the Pledgors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.3 of the Registration’s Form S-4 filed with the Commission on July 21, 2006).

10.4	Service Agreement dated July 1, 2002 between First Data Merchant Services Corporation and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 4, 2003).

10.5	First Amendment to Service Agreement dated October 25, 2002 between First Data Merchant Services corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.6	Employment Agreement effective February 26, 2001 between Gregory S. Daily and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.7	Employment Agreement effective February 26, 2001 between Carl Grimstad and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.8	Employment Agreement effective September 3, 2002 between Clay M. Whitson and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.9	Merchant Program Processing Agreement dated January 31, 2003 among iPayment Inc., Chase Merchant Services, LLC and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.37 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.10	Asset Purchase Agreement dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.11	Services Agreement dated December 27, 2004, between iPayment, Inc., and First Data Merchant Services Corporation (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

14.1	Code of Ethics, (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant, filed herewith.

31.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.