Form 10-Q
period 2008-03-31
IPAYMENT INC
filed 2008-05-12
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code (615) 665-1858
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at March 31, 2008

(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11	$33
Accounts receivable, net of allowance for doubtful accounts of $761 and $768 at March 31, 2008 and December 31, 2007, respectively	22,695	24,726
Prepaid expenses and other current assets	1,783	2,864
Investment in merchant advances, net of allowance for doubtful accounts of $243 and $0 at March 31, 2008 and December 31, 2007, respectively	4,935	116
Deferred tax assets	1,004	1,004

Total current assets	30,428	28,743

Restricted cash	1,308	1,266
Property and equipment, net	3,958	3,753
Intangible assets and other, net of accumulated amortization of $67,298 and $59,109 at March 31, 2008 and December 31, 2007, respectively	193,511	198,003
Goodwill	518,639	518,639
Other assets, net	16,231	17,141

Total assets	$764,075	$767,545

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,393	$6,005
Income taxes payable	374	6,301
Accrued liabilities and other	22,490	19,406
Current portion of long-term debt	5,215	6,899

Total current liabilities	30,472	38,611

Minority interest in equity of consolidated subsidiaries	—	—
Deferred tax liabilities	2,679	6,602
Long-term debt	694,154	690,458
Other liabilities	23,689	14,658

Total liabilities	750,994	750,329

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2008, and December 31, 2007	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $3,645 and $2,522 at March 31, 2008, and December 31, 2007, respectively	(12,822)	(7,354)
Retained earnings	5,848	4,515

Total stockholders’ equity	13,081	17,216

Total liabilities and stockholders’ equity	$764,075	$767,545

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$185,455	$177,740

Operating expenses:
Interchange	108,381	103,620
Other costs of services	55,773	54,284
Selling, general and administrative	4,818	6,549

Total operating expenses	168,972	164,453

Income from operations	16,483	13,287

Other expense:
Interest expense, net	14,311	15,268
Other expense, net	3	18

Income (loss) before income taxes and minority interest in earnings of consolidated subsidiary	2,169	(1,999)

Income tax provision (benefit)	838	(129)

Minority interest in losses of consolidated subsidiaries	—	155

Net income (loss)	$1,331	$(1,715)

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$1,331	$(1,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,563	9,401
Noncash interest expense	646	644
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,031	1,406
Prepaid expenses and other current assets	1,081	(235)
Other assets	(110)	(1,433)
Accounts payable and income taxes payable	(9,539)	(4,274)
Accrued liabilities and other	3,004	3,955

Net cash provided by operating activities	7,007	7,749

Cash flows from investing activities
Change in restricted cash	(42)	(9)
Expenditures for property and equipment	(559)	(463)
Investment in merchant advances, net	(4,819)	—
Acquisitions of businesses & portfolios, net of cash acquired, and payments related to businesses previously acquired	—	(8,668)
Payments for prepaid residual expenses	(3,534)	(361)

Net cash used in investing activities	(8,954)	(9,501)

Cash flows from financing activities
Net borrowings on line of credit	4,950	4,050
Repayments of debt	(3,025)	(2,312)

Net cash provided by financing activities	1,925	1,738

Net decrease in cash and cash equivalents	(22)	(14)
Cash and cash equivalents, beginning of period	33	96

Cash and cash equivalents, end of period	$11	$82

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6,748	$2,211
Cash paid during the period for interest	$9,410	$9,718
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment include the accounts of the Company and all subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the remaining periods of 2008. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2007 (included in our Annual Report on Form 10-K). Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Use of Estimates
     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
     A significant majority of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

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
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at March 31, 2008 was a liability of $21.4 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2007 to March 31, 2008 was $9.1 million, and is reported net of tax benefits of $3.6 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
Amortization of Intangible Assets
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume, or 12% to 18% annually.
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years. For the three months ended March 31, 2008, amortization expense related to our merchant processing portfolios and other intangible assets was $8.2 million. For the three months ended March 31, 2007, amortization expense related to our merchant processing portfolios and other intangible assets was $9.1 million.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We did not identify any significant change in the trend of the current attrition rates being used during the 3 months ended March 31, 2008 and therefore, no adjustments were made.
Common Stock
     As a result of the Transaction (discussed above), the Company has 100 shares of common stock outstanding at March 31, 2008. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.

(2) Acquisitions
     The effective date of the acquisition discussed in this Note is the date the acquisition was recognized in our financial statements, unless otherwise noted. In December 2007, we entered into an Asset Purchase Agreement with Cambridge Payment Systems, an independent sales group with a growing portfolio of over 1,600 merchants. Consideration included cash at closing and a contingent payment based upon future performance. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired. The operating results of Cambridge were included in our consolidated statements of operations beginning on January 1, 2008 pursuant to the provisions of Section 2.01 of the Asset Purchase Agreement.
     There were no acquisitions of businesses during 2008 or 2007 that were significant enough to require pro forma disclosure.
(3) Investments
Investments in Merchant Advances
     We recently began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be repaid by reductions in amounts otherwise paid to the merchants on future transactions processed by the Company. These merchant advances are reflected in Investment in merchant advances in the Consolidated Balance Sheets. We account for the fee income and costs associated with our merchant advances in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The merchant advances, plus our finance charges, are generally repaid over periods from six months to one year. Our finance charges are recognized over the term of the agreement as Revenues in our Consolidated Statements of Operations using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances. Deferred origination fees are included within the Investment in merchant advances on the Consolidated Balance Sheet. Investments in merchant advances were $4.9 million at March 31, 2008 and $0.1 million at December 31, 2007.
Payments for Prepaid Residual Expenses
     During the three months ended March 31, 2008, we made payments totaling $3.5 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
(4) Long-Term Debt
     On May 10, 2006, we replaced our existing credit facility with a senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s Investors Service. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.75 to 1.00, but which decreases periodically over the life of the agreement. We were in compliance with all such covenants as of March 31, 2008. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolving credit facilty are due when the revolving credit facility matures on May 10, 2012. At March 31, 2008, we had outstanding $498.5 million of term loans at a weighted average interest rate of 6.82% and $7.2 million outstanding under the revolving credit facility at a weighted average interest rate of 5.79%.
     Under the New Facility we are required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we have entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap is for a notional value of $100.0 million and expires on September 17, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap is for a notional value of $75.0 million and expires on September 28, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1).
     On May 10, 2006, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.
     During the first quarter of 2007, the Company repurchased $1.0 million of its senior subordinated notes. During the third quarter of 2007, the Company repurchased an additional $8.3 million of its senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007. We amended our New Facility to allow for repurchases of our senior subordinated notes up to $10 million, including the aforementioned $9.3 million of repurchases. At March 31, 2008, we had outstanding $195.8 million of senior subordinated notes and $2.1 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $5.8 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $6.6 million as of March 31, 2008. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended March 31, 2008 and 2007. Accrued interest related to our debt was $7.5 million and $3.3 million at March 31, 2008 and December 31, 2007, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
(5) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 3% or more of revenues. Substantially all revenues are generated in the United States.
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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. During the first three months of 2007 and 2008, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2008, our liabilities for unrecognized tax benefits totaled $1.0 million and are included in other long-term liabilities in our Consolidated Balance Sheets.
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at March 31, 2008 was less than $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to and through 2003.
     At March 31, 2008, we had approximately $1.4 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $20.4 million as of March 31, 2008.

(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of fair market value changes in our interest rate swap agreements. Comprehensive loss for the three months ended March 31, 2007 and 2008 was $2.3 million and $4.1 million, respectively. The accumulated elements of other comprehensive loss, net of tax, are included within stockholders’ equity on the Consolidated Balance Sheets. Changes in fair value, net of tax, on our swap agreements amounted to $0.6 million and $5.5 million during the three months ended March 31, 2007 and 2008, respectively. The tax benefit was $0.4 million and $3.6 million for the three months ended March 31, 2007 and 2008.
(8) Commitments and Contingencies
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services, et al, Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     This matter was last updated in our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008. Since we last reported on this matter, the parties attended a Status Conference on April 16, 2008 and advised the Court on the status of their evaluation of settlement possibility and formulation of acceptable terms for preliminary settlement understanding.
     Although we currently intend to continue to vigorously defend ourselves in this case, and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     This matter was last updated in our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008. Since we last reported on this matter, we obtained an extension of time for filing our Respondent Brief with the Appellate Court from March 24, 2008, to on or before May 6, 2008 and we timely filed our Respondent Brief on May 6, 2008.
     We continue to believe that the claims asserted against us in this lawsuit are without merit and that the Trial Court properly granted our Motion for Dismissal and that dismissal of the case was mandated. We intend to vigorously oppose Plaintiff’s argument on any relief granted, however, there can be no assurance that we will be successful or prevail in our defense. At this time, we cannot predict with certainty how the Appellate Court will rule on this matter on Appeal, or, the likely outcome of this action.
     There can be no assurance that we will be successful in or prevail in our defense, or in preventing the plaintiff from obtaining the relief she seeks on Appeal, and/or that these claims will be covered under the Farmers insurance policy, and/or that amounts that may be due from insurance policy coverage will be available for payment of claims, and/or satisfied in whole under the policy with Farmers, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
NPMG Acquisition Sub / American Arbitration Association Demand for Arbitration, Case Number: Re: 76 489 Y 00188 07 WYGI).
     This matter was initially reported in our Quarterly Report for the second quarter ended June 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on August 13, 2007, and was last updated in our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008.
     Since we last reported on this matter, the parties have engaged in discovery and participated in a Procedural Call with the Arbitration Panel on March 18, 2008. Following the call, the Panel issued an Order setting the hearing dates for Arbitration proceedings to be in September, starting on September 22, 2008 and ending on September 26, 2008. The Order also required Claimants to file an Amended Statement of Claims by April 1, 2008, which they subsequently did (the “Amended Claim”). The Amended Claim included a new allegation for purported mismanagement of NPMG during some unidentified portion of the earnout period. On April 30, 2008, we filed our Response to the Amended Claim in which we denied Claimants’ claims, asserted our affirmative defenses, preserved all prior objections including the “scope and authority” of the Panel to rule on various matters and reserved our right to file counterclaims at a later date. Since the Amended Claim requested a Declaratory Judgment ruling from the Arbitration Panel that the Non-Competition and Non-Solicitation Agreements that Claimants signed are unenforceable and/or void, we filed a separate action in the Arizona Superior Court (“State Court Action”) against Claimants, also naming as defendants, Arizona Processing Source, Inc. and various DOE Defendants, which,without limitation, includes claims to enforce the covenants in the Non-Competition and Non-Solicitation Agreements, claims for money damages for breaches of the Non-Competition and Non-Solicitation Agreements, and claims for money damages for misappropriation of confidential and proprietary information and trade secrets. We also filed a motion (the “Motion”) seeking an order from the Arizona court staying or enjoining arbitration of Claimants’ declaratory relief claims, on the grounds that the Panel lacks jurisdiction and the legal authority to determine Claimants’ declaratory relief claims, or render any decision as to the validity or enforceability of the Non-Competition and Non-Solicitation agreements.
     We currently intend to vigorously defend ourselves in the Arbitration matter and vigorously prosecute our State Court Action. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Colin Hill v. CardPayment Solutions, L.L.C. and Zachary Daniels, Circuit Court in and for the Sixth Judicial Circuit, in and for Pinellas County, Florida, Case No. 06-8669-CI-0792
     This matter was initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007, and was last updated in our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008. Since we last reported on this matter, on March 18, 2008, the Appellate Court entered an order extending the time within which to file our brief for 60 days (until May 19, 2008), and requested that another Status Report be filed within 30 days. On April 4, 2008, the trial court entered an Order denying our Motion to Vacate. We filed a Notice of Appeal of this Order, and our Initial Appellate Brief must be filed on or before May 8, 2008.
     At this time we cannot predict with any certainty what the Appellate Court may decide or what its ruling might be, and if relief is granted, what relief might be ordered, if at all, or what the likely outcome or effect might be if our requested relief is granted, in full or in part, by the Appellate Court. However, there can be no assurance that we will be successful in obtaining the relief we have requested on Appeal or that we will prevail on the Appeal, and/or, the outcome of this action and that such a failure to prevail would not have a material adverse effect on our business, financial condition or results of operations.
Sharyn’s Jewelers, LLC v. iPayment, Inc., iPayment of Valencia, Vericomm and JP Morgan Chase Bank ,General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related case Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919
     This matter was initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007, and was last updated in our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008. The only change in status since we last reported on this matter is that June the Status Conference, previously scheduled for April 24, 2008, has been rescheduled for June 10, 2008 in order to give Judgment Recovery Group, LLC time to retain new counsel. We continue to believe that the claims asserted against us in this lawsuit are without merit and that we have meritorious defenses to these claims. Although we intend to vigorously defend ourselves in this case, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
GMPN, INC and LANCE O. MORRIS v. BRIAN PETERSON et al, and related Counterclaim and Intervention Complaint, SUPERIOR COURT OF ARIZONA, MARICOPA COUNTY, Case No: CV2007-006404
     GMPN, Inc. formerly named National Processing Management, Group (“GMPN”) and Lance Morris (“Morris”) (together “Morris Plaintiffs”) filed a lawsuit on April 13, 2007 in Arizona Superior Court against Brian Peterson (“Peterson”) (and naming his wife as an additional defendant) and various unnamed fictitious entities. In the complaint, the Morris Plaintiffs claim that on or about October 25, 2005, iPayment and its subsidiary, ASub (as “Buyer”), and NPMG [later named “GMPN”], and its shareholders Morris, Peterson and Jill Barnard, completed a purchase and sale transaction pursuant an Asset Purchase Agreement (“APA”), whereby Buyer acquired the business assets and the business conducted by NPMG. The APA provided for additional purchase price payments based on the earnings of the Buyer for the 2 calendar years after the purchase (the “Earnout”).
     In the Complaint, the Morris Plaintiffs assert that Peterson, prior to and after the effective date of the purchase, owned shares representing a one percent (1%) interest of GMPN and that prior to the effective date was employed by GMPN as its Director of Operations. They also claim that on the effective date of the purchase, Peterson was hired by Buyer, as its Director of Operations for the purchased business, and based on further allegations, assert against Peterson claims for breach of fiduciary duty, fraud, and negligence, based on what Peterson allegedly did or did not do following the effective date of the purchase (October 25, 2005) until on or about December 11, 2006, when his employment with ASub was terminated. The complaint seeks damages based on the purported adverse effect on the business operations caused by Peterson, the purported negative impact on the financial results of Buyer and the alleged financial injury to Morris and GMPN for the amount payable for the Earnout under the APA.
     Since the claims asserted by the Morris Plaintiffs against Peterson include claims that purportedly arise out of Peterson’s employment with ASub, and are also within the scope and course of Peterson’s employment with iPayment, Peterson requested that iPayment provide a defense for the claims or advance defense costs [including by direct payment] for his legal representation to defend the litigation. Based on the claims asserted, and the respective rights and obligations of indemnity, as well as a present mutuality of interest between iPayment and Peterson in matters relevant to the overall litigation interests of the parties as to Morris and GMPN, iPayment agreed, subject to certain conditions and limitations, including those imposed by law, to advance or pay defense costs incurred by Peterson, subject to its right with reasonable notice, to terminate or amend the terms, if it should be deemed reasonable and warranted. In addition to such indemnification costs and exposure, the claims that allege conduct, based on what Peterson did or did not do, as being within the scope of his employment, expose iPayment and ASub to potential liability for indemnification of amounts for which Peterson is held to be liable. Therefore, we filed a Motion to Intervene in the lawsuit, asking the Court to allow us to file a complaint against the Morris Plaintiffs so that we could have the opportunity to protect our own rights and interests. Our Motion was granted on April 16, 2007, and we filed and served our complaint in Intervention on April 17, 2008, seeking the dismissal of litigation on the ground that the claims asserted were previously released by the Morris Plaintiffs pursuant to the terms of an Earnout Acceptance Agreement entered into in February 2007, and the filing of the litigation constitutes a breach of contract for which we seek monetary relief, including general and special damages, and amounts for attorney’s fees and litigation costs incurred. The last date for the Morris Plaintiffs to file and serve a response to our Complaint is May 7, 2008.
Employment Development Department of the State of California, Notice of Assessment No. 00008
     This matter was last updated in our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008. Since we last reported on this matter, we have continued to pursue a voluntary tax audit conference for resolution and were recently directed to an Audit Supervisor at a different Branch Office, who is responsible for our Audit review and must arrange the conference and coordinate with the Collections division. We also received a copy of the notice of Lien filed by the Employment Development Department of the State of California regarding the audit assessment amount that is identified as an unpaid tax assessment and the collection of state tax revenue mandates the notice and statutory lien filing as part of the collection of tax revenue.
Other — Merrick Bank
     This matter was last updated in our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008. There has been no change in the status of this matter since we last reported on it.
     We are also subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters, could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention.
(9) Restructuring
     In January 2007, the Company adopted a plan to close its Chicago, Illinois office and migrate all services performed in that office to its office in Calabasas, California. The plan was designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. As a result, the Calabasas office became responsible for managing the combined operations of both facilities and increased the number of active merchants Calabasas will be supporting. The Company accounted for the plan in accordance with the provisions of Statement of

Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and the plan was substantially completed during the first quarter of 2007.
     One-Time Termination Benefits. The Company recognized severance charges of $0.4 million during the first quarter of 2007. These charges relate to work force reductions of approximately 70 employees and are included in Selling, General and Administrative expense in our Consolidated Statements of Operations. In addition, the Company recognizes severance expense ratably over the future service period as necessary if the benefit arrangement requires employees to render future service beyond a minimum retention period. The Company determined the severance expense to be recognized under this method to be de minimis in fiscal 2007.
     Contract Termination Costs. Under the terms of its operating leases in Chicago, the Company was obligated for rent associated with these leases that were incurred without economic benefit to the entity through January 2008. In accordance with SFAS No. 146, the Company recorded a charge to earnings to recognize the cost of exiting this facility of approximately $0.2 million, which equals the total amount of rent, net of estimated sub-lease income, for the remaining period of the leases. These charges are also included in Selling, General and Administrative expense in the Consolidated Statements of Operations.
     Other Associated Costs. Other costs associated with the restructuring plan included employee relocation costs, other personnel-related expenditures and property and equipment disposals that were incurred as a result of the office closure. These costs were expensed when incurred and totaled approximately $0.3 million and are included in Selling, General & Administrative expense in the Consolidated Statements of Operations during the first quarter of 2007.
     A reconciliation of the beginning and ending liability balances (included in “accrued liabilities and other” on the Consolidated Balance Sheets) and related activity is shown below.

		Charged to
	January 1,	Costs or			March 31,
	2008	Expenses	Deductions		2008
One-time termination benefits	$1	$—	$1		$—
Contract termination costs	11	—	11	(1)	—
Other associated costs	11	—	11	(2)	—

	$23	$—	$23		$—

(1)	Payments of contract termination costs

(2)	Payments of other associated costs
(10) Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not make this election. As such, the adoption of this statement did not have any impact on our results of operations, financial position or cash flows.

(11) Significant Developments
     On April 1, 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center, an independent sales group with a growing portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Merchant Service Center is a provider of credit card transaction processing services. The acquisition will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Merchant Service Center beginning April 1, 2008 will be included in our Consolidated Statements of Operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2008. These factors could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of March 31, 2008, we provided our services to approximately 145,000 small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through independent sales groups and through a direct sales model. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating center in Calabasas, California.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry. Charge volume increased modestly to $6,535 million for the three months ended March 31, 2008, from $6,368 million for the three months ended March 31, 2007. Revenues increased to $185.5 million in the first three months of 2008 from $177.7 million in the same period of the prior year. The increase in revenues was due to an increase in new merchant account activations through our independent sales groups and direct sales channels and the acquisition of a business in December 2007. Income from operations increased to $16.5 million for the three months ended March 31, 2008, from $13.3 million for the three months ended March 31, 2007. Income from operations for the three months ended March 31, 2007 included closing costs for the Chicago operating center as discussed in Note 9.
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
     We completed our most recent annual goodwill impairment review as of July 31, 2007, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We performed additional procedures as of December 31, 2007 and determined that no impairment charge to goodwill was required.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of March 31, 2008 and determined no impairment charge was required.
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced an average monthly attrition of approximately 1.0% to 1.5% of our total charge volume, or 12% to 18% annually.
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that his method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We did not identify any significant change in the trend of the current attrition rates being used during the three months ended March 31, 2008 and therefore, no adjustments were made.
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we and, under limited circumstances, the acquiring bank, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors, and record a loss reserve accordingly. As of March 31, 2008, our reserve for merchant losses was $0.8 million and is included in “Accrued liabilities and other” in our Consolidated Balance Sheets.
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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. In the first quarter of 2007 and 2008, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2008, our liabilities for unrecognized tax benefits totaled $1.0 million and are included in other long-term liabilities on our Consolidated Balance Sheets.
     Minority Interest. We own a 51 percent interest in a joint venture and a 20 percent interest in another joint venture. The minority interest in equity of consolidated subsidiaries is zero on the Consolidated Balance Sheets as the original investments by the minority shareholders has been absorbed by their proportionate share of the losses of the consolidated subsidiaries. In 2007 and 2008, we absorbed the cumulative losses in these joint ventures as such losses exceeded the minority partners’ investments.
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
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at March 31, 2008 was a liability of $21.4 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our consolidated balance sheets. The change in the fair value of the derivatives from December 31, 2007 to March 31, 2008 was $9.1 million, and is reported net of tax benefits of $3.6 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
Components of Revenues and Expenses
     A significant majority of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We recently began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be repaid by reductions in amounts otherwise paid to them on future transactions processed by the company. These merchant advances are reflected in Investment in merchant advances in the accompanying balance sheets. The merchant advances, plus our finances charges, are generally repaid over periods from six months to one year. Our finance charges are recognized over the term of the agreement as Revenues in our Consolidated Statements of Operations using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.
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
     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants. Such costs primarily consist of residual payments to independent sales groups, which are payments based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, based upon a percentage of the processing volume we generate from Visa and MasterCard. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method based on an average historical attrition rate of approximately 15% per year over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts, acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolio, or payments to independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.
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

Results of Operations
Three Months Ended March 31, 2008 (“2008”) Compared to Three Months Ended March 31, 2007 (“2007”)

					Change
	Three months ended	% of Total	Three months ended	% of Total
	March 31, 2008	Revenue	March 31, 2007	Revenue	Amount	%
Revenues	$185,455	100.0%	$177,740	100.0%	$7,715	4.3
Operating Expenses
Interchange	108,381	58.4	103,620	58.3	4,761	4.6
Other costs of services	55,773	30.1	54,284	30.5	1,489	2.7
Selling, general and administrative	4,818	2.6	6,549	3.7	(1,731)	(26.4)

Total operating expenses	168,972	91.1	164,453	92.5	4,519	2.7

Income from operations	16,483	8.9	13,287	7.5	3,196	24.1
Other expense
Interest expense, net	14,311	7.7	15,268	8.6	(957)	(6.3)
Other (income) expense, net	3	0.1	18	0.0	(15)	(83.3)

Total other expense	14,314	7.7	15,286	8.6	(972)	(6.4)

Income (loss) before income taxes	2,169	1.2	(1,999)	(1.1)	4,168	(208.5)
Income tax provision (benefit)	833	0.4	(129)	(0.1)	962	(745.7)
Minority interest	—	—	155	0.1	(155)	(100.00)

Net income (loss)	$1,336	0.7	$(1,715)	(1.0)	$3,051	(177.9)

     Revenues. Revenues increased 4.3% to $185.5 million during the first quarter of 2008 from $177.7 million during the same period in 2007. The increase resulted from new merchant account activations through our independent sales groups and direct sales channels and the acquisition of a business in December 2007. Acquired revenues accounted for approximately half of the growth in revenues from the three month period ending March 31, 2007 as compared to the same period ended March 31, 2008.
     Interchange Expenses. Interchange expenses increased 4.6% to $108.4 million during the first quarter of 2008 from $103.6 million during the same period in 2007. The increase was primarily attributable to increased charge volumes and the acquisition of a business in December 2007. Interchange expenses as a percentage of total revenues remained relatively consistent at 58.4% during the first quarter of 2008 as compared to 58.3% during the same period in 2007.
     Other Costs of Services. Other costs of services increased 2.7% to $55.8 million during the first quarter of 2008 from $54.3 million during the same period in 2007 due to increased residual expense and Visa / Mastercard fees. Other costs of services decreased as a percentage of total revenues due to a decline in processing expense and depreciation and amortization.
     Selling, General and Administrative. Selling, general and administrative expenses decreased to $4.8 million during the first quarter of 2008 from $6.5 million during the same period in 2007 due to the closing of the Chicago operating center that was completed during the first quarter of 2007.
     Other Expense. Other expense decreased to $14.3 million during the first quarter of 2008 from $15.3 million during the same period in 2007. Interest expense during the first quarter of 2008 decreased $1.0 million from the same period in 2007, reflecting lower funded debt and a lower average interest rate.
     Income Tax. Income tax provision increased to $0.8 million during the first quarter of 2008 from a $0.1 million benefit during the same period in 2007. The increase was due to an increase in taxable income during the first quarter of 2008 as compared to the same period in 2007. The change in income tax as a percentage of revenue from the first quarter in 2007 to the same period in 2008 was primarily due to income tax expenses incurred through the adoption of FIN 48 in the first quarter of 2007.
     Minority Interest. There was no minority interest income during the first quarter of 2008 compared to $0.1 million during the same period in 2007. Minority interest income comes from our acquisition of a 51% interest in a joint venture that began in June 2005, as well as a 20% interest in another joint venture that began in February 2006. After losses in these entities exceeded the minority partners’ investments, we absorbed any additional losses.

Liquidity and Capital Resources
     As of March 31, 2008, we had cash and cash equivalents of less than $0.1 million, consistent with the balance of less than $0.1 million as of December 31, 2007. We had a net working capital deficit (current liabilities in excess of current assets) of $0.1 million as of March 31, 2008, compared to a deficit of $9.9 million as of December 31, 2007. We expect that our cash flow from operations and proceeds from borrowings under the New Facility will be our primary source of liquidity and will be sufficient to settle our current obligations. At March 31, 2008, we had $7.2 million in borrowings outstanding under our $60.0 million revolving credit facility.
Operating activities
     Net cash provided by operating activities was $7.0 million during the first three months of 2008, consisting of net income of $1.3 million adjusted by depreciation and amortization of $8.6 million, non-cash interest expense of $0.6 million, and a net unfavorable change in operating assets and liabilities of $3.5 million.
     Net cash provided by operating activities was $7.7 million during the same period in 2007, consisting of a net loss of $1.7 million adjusted by depreciation and amortization of $9.4 million, non-cash interest expense of $0.6 million, and a net unfavorable change in operating assets and liabilities of $0.6 million.
Investing activities
     Net cash used in investing activities was $9.0 million during the first three months of 2008. Net cash used in investing activities consisted of $4.8 million of investments in merchant advances, $3.5 million of payments for prepaid residual expenses, $0.6 million of capital expenditures and a $0.1 million increase in restricted cash. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $9.5 million during the same period in 2007. Net cash used by investing activities primarily consisted of $8.7 million paid in earnout payments.
Financing activities
     Net cash used in financing activities was $1.9 million during the first three months of 2008, primarily consisting of $3.0 million of net repayments on our long-term debt, offset by borrowings under our revolving credit facility of $5.0 million.
     Net cash provided by financing activities was $1.7 million during the same period in 2007, primarily consisting of borrowings under our revolving credit facility of $4.1 million, partially offset by $2.3 million of net repayments on our long-term debt.
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.75 to 1.00, but which decreases periodically over the life of the agreement. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At March 31, 2008, we had outstanding $498.5 million of term loans at a weighted average interest rate of 6.82% and $7.2 million outstanding under the revolving credit facility at a weighted average interest rate of 5.79%.
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
     On May 10, 2006, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. The senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinate notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.
     During the first quarter of 2007, the Company repurchased $1.0 million of its senior subordinated notes. During the third quarter of 2007, the Company repurchased an additional $8.3 million of its senior subordinated notes. The Company intends to hold the senior subordinated otes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007. We amended our New Facility to allow for repurchases of our senior subordinated notes up to $10 million, including the aforementioned $9.3 million of repurchases. At March 31, 2008, we had outstanding $195.8 million of senior subordinated notes and $2.1 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $5.8 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $6.6 million as of March 31, 2008. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for the three months ended March 31, 2008 and 2007. Accrued interest related to our debt was $7.5 million and $3.3 million at March 31, 2008 and December 31, 2007, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
Contractual Obligations
     The following table of our material contractual obligations as of March 31, 2008, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. We currently estimate that we will pay an aggregate of $3.0 to $5.0 million in earnout payments in 2008, 2009, and 2010 combined.

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
New Facility	$498,500	$5,150	$10,300	$483,050	$—
Senior subordinated notes	195,750	—	—	—	195,750
Interest (1)	272,440	52,759	100,741	89,890	29,050
Capital lease obligations	66	24	2	—	—
Operating lease obligations	3,082	1,486	1,572	24	—
Purchase obligations (2)(3)(4)	20,778	9,570	8,700	2,508	—

Total contractual obligations	$990,616	$68,989	$121,315	$575,472	$224,800

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of March 31, 2008, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our consolidated financial statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay First Data an annual processing fee related to our previously purchased FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $10.3 million in fiscal 2008, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitments for years after 2008, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize First Data to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of March 31, 2008, and are excluded from this table.

     We expect to be able to fund our operations, capital expenditures and contractual obligations above (other than repayment of our New Facility) using our cash from operations. We intend to use our New Facility primarily to fund additional acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and the contractual obligations above using cash from operations, we intend to use borrowings under our New Facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of March 31, 2008, $498.5 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $435.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $0.6 million.
     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
     There is no material change to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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

iPayment, Inc.
Date: May 9, 2008	By:	/s/ Gregrory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.