Form 10-Q
period 2008-06-30
IPAYMENT INC
filed 2008-08-11
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at June 30, 2008

(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$6	$33
Accounts receivable, net of allowance for doubtful accounts of $718 and $768 at June 30, 2008 and December 31, 2007, respectively	25,983	24,726
Prepaid expenses and other current assets	2,609	2,864
Investment in merchant advances, net of allowance for doubtful accounts of $823 and $0 at June 30, 2008 and December 31, 2007, respectively	10,398	116
Deferred tax assets	1,004	1,004

Total current assets	40,000	28,743

Restricted cash	1,298	1,266
Property and equipment, net	4,178	3,753
Intangible assets and other, net of accumulated amortization of $75,825 and $59,109 at June 30, 2008 and December 31, 2007, respectively.	195,358	198,003
Goodwill	530,126	518,639
Other assets, net	15,740	17,141

Total assets	$786,700	$767,545

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,556	$6,005
Income taxes payable	2,972	6,301
Accrued liabilities and other	17,930	19,406
Current portion of long-term debt	5,202	6,899

Total current liabilities	28,660	38,611

Minority interest in equity of consolidated subsidiaries	—	—
Deferred tax liabilities	6,792	6,602
Long-term debt	713,003	690,458
Other liabilities	13,643	14,658

Total liabilities	762,098	750,329

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $4,715 and $2,522 at June 30, 2008, and December 31, 2007, respectively.	(7,072)	(7,354)
Retained earnings	11,619	4,515

Total stockholders’ equity	24,602	17,216

Total liabilities and stockholders’ equity	$786,700	$767,545

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$212,580	$192,674	$398,035	$370,414

Operating expenses:
Interchange	121,855	112,440	230,236	216,102
Other costs of services	62,055	57,743	117,828	111,985
Selling, general and administrative	4,915	4,708	9,733	11,257

Total operating expenses	188,825	174,891	357,797	339,344

Income from operations	23,755	17,783	40,238	31,070

Other expense:
Interest expense, net	14,474	15,218	28,786	30,486
Other (income) expense, net	(117)	92	(115)	110

Income before income taxes and minority interest in earnings of consolidated subsidiary	9,398	2,473	11,567	474

Income tax provision	3,626	1,133	4,464	1,004

Minority interest in losses of consolidated subsidiaries	—	—	—	155

Net income (loss)	$5,772	$1,340	$7,103	$(375)

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$7,103	$(375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	17,551	18,465
Noncash interest expense and other	1,166	1,305

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,257)	(334)
Prepaid expenses and other current assets	289	(657)
Other assets	(67)	(3,014)
Accounts payable and income taxes payable	(6,778)	(2,127)
Accrued liabilities and other	(2,055)	(705)

Net cash provided by operating activities	15,952	12,558

Cash flows from investing activities
Change in restricted cash	(32)	(197)
Expenditures for property and equipment	(904)	(557)
Investment in merchant advances, net	(10,282)	—
Acquisitions of businesses & portfolios, net of cash acquired, and payments related to businesses previously acquired	(22,000)	(8,772)
Payments for prepaid residual expenses	(3,560)	(483)

Net cash used in investing activities	(36,778)	(10,009)

Cash flows from financing activities
Net borrowings on line of credit	26,250	1,000
Repayments of debt	(5,451)	(3,638)

Net cash provided by (used in) financing activities	20,799	(2,638)

Net decrease in cash and cash equivalents	(27)	(89)
Cash and cash equivalents, beginning of period	33	96

Cash and cash equivalents, end of period	$6	$7

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7,468	$2,904
Cash paid during the period for interest	$27,289	$29,365
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment include the accounts of the Company and all subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the remaining periods of 2008. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2007 (included in our Annual Report on Form 10-K). Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Revenue Recognition
     A significant majority of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, discount income on merchant advances and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.
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
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at June 30, 2008 was a liability of $11.8 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2007 to June 30, 2008 was $0.5 million, and is reported net of tax benefits of $0.2 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
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
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years. For the three and six months ended June 30, 2008, amortization expense related to our merchant processing portfolios and other intangible assets was $8.5 million and $16.8 million, respectively. For the three and six months ended June 30, 2007, amortization expense related to our merchant processing portfolios and other intangible assets was $9.1 million and $17.8 million, respectively.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We did not identify any significant change in the trend of the current attrition rates being used during the three and six months ended June 30, 2008 and therefore, no adjustments were made.
Common Stock
     As a result of the Transaction (discussed above), the Company has 100 shares of common stock outstanding at June 30, 2008. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Acquisitions
     The effective date of the acquisitions discussed in this Note is the date the acquisitions were recognized in our financial statements, unless otherwise noted. In December 2007, we entered into an Asset Purchase Agreement with Cambridge Payment Systems, an independent sales group with a growing portfolio of over 1,600 merchants. Consideration included cash at closing and a contingent payment based upon future performance in 2008, 2009, and 2010. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired. The operating results of Cambridge were included in our Consolidated Statements of Operations beginning on January 1, 2008 pursuant to the provisions of the Asset Purchase Agreement.
     On April 1, 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center, an independent sales group with a growing portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Merchant Service Center is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Merchant Service Center were included in our Consolidated Statements of Operations beginning April 1, 2008 pursuant to the provisions of the Asset Purchase Agreement.
     There were no acquisitions of businesses during 2008 or 2007 that were significant enough to require pro forma disclosure.
(3) Investments
Investments in Merchant Advances
     We recently began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be repaid by reductions in amounts otherwise paid to the merchants on future transactions processed by the Company. These merchant advances are reflected in Investment in merchant advances in the Consolidated Balance Sheets. We account for the discount income and costs associated with our merchant advances in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The merchant advances, plus our discount income, are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Statements of Operations using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances. Deferred origination fees are included within Investment in merchant advances on the Consolidated Balance Sheet. Investments in merchant advances were $10.4 million, net of allowance for doubtful accounts of $0.8 million, at June 30, 2008 and $0.1 million at December 31, 2007.
Payments for Prepaid Residual Expenses
     During the six months ended June 30, 2008, we made payments totaling $3.6 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
(4) Long-Term Debt
     On May 10, 2006, we replaced our existing credit facility with a senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s Investors Service. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.50 to 1.00, but which decreases periodically over the life of the agreement. We were in compliance with all such covenants as of June 30, 2008. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At June 30, 2008, we had outstanding $497.2 million of term loans at a weighted average interest rate of 6.78% and $28.5 million outstanding under the revolving credit facility at a weighted average interest rate of 5.05%.
     Under the New Facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap is for a notional value of $100.0 million and expires on September 17, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap is for a notional value of $75.0 million and expires on September 28, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1).
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
     During 2007, the Company spent $8.9 million on repurchases of senior subordinated notes. During the second quarter of 2008, the Company spent an additional $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007. We amended our New Facility to allow for repurchases of our senior subordinated notes up to $10 million, and have now completed note repurchases under that amendment. At June 30, 2008, we had outstanding $194.5 million of senior subordinated notes and $2.0 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $5.5 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $6.4 million as of June 30, 2008. These costs are included in other assets and are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended June 30, 2008 and 2007. Accrued interest related to our debt was $3.5 million and $3.3 million at June 30, 2008 and December 31, 2007, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. During the first six months of 2007 and 2008, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2008, our liabilities for unrecognized tax benefits totaled $1.1 million and are included in other long-term liabilities in our Consolidated Balance Sheets.
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at June 30, 2008 was less than $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to and through 2003.
     At June 30, 2008, we had approximately $1.4 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $20.4 million as of June 30, 2008.
(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of fair market value changes in our interest rate swap agreements. The accumulated elements of other comprehensive loss, net of tax, are included within stockholders’ equity on the Consolidated Balance Sheets. Comprehensive income for the three months ended June 30, 2007 and 2008 was $2.5 million and $5.8 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $2.5 million and $5.8 million during the three months ended June 30, 2007 and 2008, respectively. The deferred tax expense was $1.6 million and $3.8 million for the three months ended June 30, 2007 and 2008.
     Comprehensive income for the six months ended June 30, 2007 and 2008 was $1.9 million and $0.3 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $1.9 million and $0.3 million during the six months ended June 30, 2007 and 2008, respectively. The deferred tax expense was $1.2 million and $0.2 million for the six months ended June 30, 2007 and 2008, respectively.
(8) Commitments and Contingencies
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services, et al, Civil Action No. 05CC02794 — State of California, Superior Court of Orange County
     This matter was last updated in our Quarterly Report for the first quarter ended March 31, 2008, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2008. Since we last reported on this matter, the parties have continued to engage in discovery and attend court scheduled status conferences. At the June 4, 2008 status conference, the court ordered counsel for the defendant parties to participate in a joint defense settlement conference prior to the next status conference that was scheduled for July 2, 2008. A joint defense settlement conference was conducted on June 10, 2008 and the parties reported the results to the court at the July 2, 2008 status conference. The parties advised the court that settlement possibility discussions had continued on a regular basis, but had not resulted in a preliminary understanding of acceptable terms for possible settlement. We continue to engage in settlement possibility discussions with co-defendants counsel and plaintiffs’ counsel. The next status conference is scheduled for August 11, 2008. Plaintiffs have not filed a motion for “class certification” and a trial date has not been set at this time.
     Although we currently intend to continue to vigorously defend ourselves in this case, and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     This matter was last updated in our Quarterly Report for the first quarter ended March 31, 2008, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2008. Since we last reported on this matter, plaintiff’s counsel requested and was granted extensions until August 1, 2008 to prepare and file its reply brief. The reply brief was filed on or about July 22, 2008. Based on the Court of Appeals’ most recent oral argument calendar, it is scheduling argument in cases between about one and four months after the filing of the appellant’s reply brief. As a result, oral argument in this case is likely to be heard by the Court of Appeals between September and December of this year, and therefore we currently anticipate that the Court of Appeals would issue an opinion and order sometime during the second quarter of 2009.
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
NPMG Acquisition Sub / American Arbitration Association Demand for Arbitration, Case Number: Re: 76 489 Y 00188 07 WYGI) (the “Arbitration Action”)
(and related matters)
GMPN, INC and LANCE O. MORRIS v. BRIAN PETERSON et al, and related Counterclaim and Intervention Complaint, SUPERIOR COURT OF ARIZONA, MARICOPA COUNTY, Case No: CV2007-006404 (the “GMPN Lawsuit”)

     These related matters were last updated in our Quarterly Report for the first quarter ended March 31, 2008, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2008. As we previously reported, GMPN, Inc.,[formerly named National Processing Management, Group] (“GMPN”) and Lance Morris (“Morris”) (together the “Claimants”) filed a Demand for Arbitration on or about June 28, 2007, and filed an Amended Statement of Claims on or about March 31, 2008, as amended, the “Arbitration Demand,” alleging claims against us relating to an October 25, 2005 asset purchase and sale transaction that was completed pursuant to the terms of an Asset Purchase Agreement (“APA”), in which we acquired the business and assets of GMPN and obtained Non-Compete and Non-Solicitation Agreements from the Claimants. As earlier reported, we filed an amended response to the Arbitration Demand on April 30, 2008 in which we denied Claimants’ claims, asserted our affirmative defenses, preserved our rights to assert counterclaims and all prior objections previously made. Since the Arbitration Demand requested a Declaratory Judgment ruling that the Non-Competition and Non-Solicitation Agreements that Claimants signed are unenforceable and/or void, we filed a separate action in the Arizona Superior Court (the “iPayment Lawsuit”) against Claimants, also naming as defendants, Arizona Processing Source, Inc., asserting claims to enforce the covenants in the Non-Competition and Non-Solicitation Agreements and claims for money damages, including for misappropriation of confidential and proprietary information and trade secrets.
     We also previously reported a lawsuit was filed on April 13, 2007 by GMPN, Inc. formerly named as National Processing Management, Group (“GMPN”) and Lance Morris (“Morris”) (together “Morris Plaintiffs”) against Brian Peterson (“Peterson”) (the “GMPN Lawsuit”) based upon certain claims relating to the October 25, 2005 purchase and sale transaction and the APA, including claims that purportedly arise out of Peterson’s employment with us, and Peterson requested that iPayment provide a defense for the claims or advance defense costs for his legal representation to defend the litigation based on rights of indemnification. As we reported, Peterson also filed a Counterclaim against GMPN and Morris and we filed a Complaint in Intervention on April 17, 2008, against the Morris Plaintiffs seeking the dismissal of litigation on the ground that the claims asserted were previously released by the Morris Plaintiffs pursuant to the terms of an Earnout Acceptance Agreement, and for breach of contract. The Morris Plaintiffs filed responses to Peterson’s Counterclaim and to our Complaint in Intervention, and various other Motions and pleadings have been filed by the Parties.
     The Arbitration Action, the GMPN Lawsuit, and the iPayment Lawsuit are collectively referred to as the “Litigation.”
     In the later part of July 2008, the parties to the Litigation agreed in principal to terms of a settlement of the entire Litigation, and the dismissal with prejudice as to all Parties and all claims, including Peterson’s Counterclaim and our Complaint in Intervention and all matters in the Litigation. While this settlement has not been finalized, the terms of the settlement provide for payment by us of a nominal amount, and once complete, will not have a material adverse effect on our business, financial condition or results of operations.
Colin Hill v. CardPayment Solutions, L.L.C. and Zachary Daniels, Circuit Court in and for the Sixth Judicial Circuit, in and for Pinellas County, Florida, Case No. 06-8669-CI-0792
     This matter was last updated in our Quarterly Report for the first quarter ended March 31, 2008, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2008. Since we last reported on this matter, on May 19, 2008 we filed our initial brief with the Appellate Court. Plaintiff’s counsel requested and was granted extensions until August 1, 2008 to prepare and file its reply brief. The reply brief was filed in July, 2008 and our reply was filed on August 1, 2008.
     At this time we cannot predict with any certainty what the Appellate Court may decide or what its ruling might be, and if relief is granted, what relief might be ordered, if at all, or what the likely outcome or effect might be if our requested relief is granted, in full or in part, by the Appellate Court. We intend to vigorously assert our rights for the relief requested, however, there can be no assurance that we will be successful or prevail in obtaining the relief we have requested and there can be no assurance that such a failure to prevail would not have a material adverse effect on our business, financial condition or results of operations.
Sharyn’s Jewelers, LLC v. iPayment, Inc., iPayment of Valencia, Vericomm and JP Morgan Chase Bank, General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related case Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919
     This matter was last updated in our Quarterly Report for the first quarter ended March 31, 2008, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2008. Since we last reported on this matter, the only change in status to report is that in the Judgment Recovery Group (California State Court Action) the parties attended a Status Conference on June 10, 2008, which included new retained counsel for Judgment Recovery Group, LLC. The Court scheduled a Status Conference for October 9, 2008.
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
     In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), replacing SFAS 141, Business Combinations. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt the provisions of SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for business combinations completed on or after January 1, 2009 and the Company is presently evaluating the impact SFAS 141R will have on its results of operations, financial position and cash flows.

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
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of June 30, 2008, we provided our services to approximately 150,000 small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through independent sales groups and through a direct sales model. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating center in Calabasas, California.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry. Charge volume increased modestly to $13,815 million for the six months ended June 30, 2008, from $13,283 million for the six months ended June 30, 2007. Revenues increased to $398.0 million in the first six months of 2008 from $370.4 million in the same period of the prior year. The increase in revenues was due to an increase in new merchant account activations through our independent sales groups and direct sales channels and the acquisition of a business in December 2007 and another business in April 2008. Income from operations increased to $40.2 million for the six months ended June 30, 2008, from $31.1 million for the six months ended June 30, 2007. Income from operations for the six months ended June 30, 2007 included closing costs for the Chicago operating center as discussed in Note 9 of the Notes to Consolidated Financial Statements.
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
     We completed our most recent annual goodwill impairment review as of July 31, 2007, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We performed additional procedures as of December 31, 2007 and determined that no impairment charge to goodwill was required. We are presently in the process of performing our annual impairment review as of July 31, 2008. We expect the review to be completed before year-end and at this time do not expect to recognize any impairment charge.

     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of June 30, 2008 and determined no impairment charge was required.
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
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We did not identify any significant change in the trend of the current attrition rates being used during the three and six months ended June 30, 2008 and therefore, no adjustments were made.
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we and, under limited circumstances, the acquiring bank, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors, and record a loss reserve accordingly. As of June 30, 2008, our reserve for merchant losses was $0.7 million and is included in “Accrued liabilities and other” in our Consolidated Balance Sheets.
     Income Taxes. We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. In the first six months of 2007 and 2008, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2008, our liabilities for unrecognized tax benefits totaled $1.1 million and are included in other long-term liabilities on our Consolidated Balance Sheets.
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
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at June 30, 2008 was a liability of $11.8 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2007 to June 30, 2008 was $0.5 million, and is reported net of tax benefits of $0.2 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
Components of Revenues and Expenses
     A significant majority of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, discount income on merchant advances and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time. We recently began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be collected by reductions in amounts otherwise paid to them on future transactions processed by the Company. These merchant advances are reflected in Investment in merchant advances in the Consolidated Balance Sheets. The merchant advances are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Statements of Operations using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances.
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

Results of Operations
Three Months Ended June 30, 2008 (“2008”) Compared to Three Months Ended June 30, 2007 (“2007”)

					Change
	Three months ended	% of Total	Three months ended	% of Total
	June 30, 2008	Revenue	June 30, 2007	Revenue	Amount	%
Revenues	$212,580	100.0%	$192,674	100.0%	$19,906	10.3
Operating Expenses
Interchange	121,855	57.3	112,440	58.4	9,415	8.4
Other costs of services	62,055	29.2	57,743	30.0	4,312	7.5
Selling, general and administrative	4,915	2.3	4,708	2.4	207	4.4

Total operating expenses	188,825	88.8	174,891	90.8	13,934	8.0

Income from operations	23,755	11.2	17,783	9.2	5,972	33.6
Other expense
Interest expense, net	14,474	6.8	15,218	7.9	(744)	(4.9)
Other (income) expense, net	(117)	0.0	92	0.0	(209)	(227.2)

Total other expense	14,357	6.8	15,310	7.9	(953)	(6.2)

Income (loss) before income taxes	9,398	4.4	2,473	1.3	6,925	280.0
Income tax provision (benefit)	3,626	1.7	1,133	0.6	2,493	220.0
Minority interest	—	—	—	—	—	—

Net income (loss)	$5,772	2.7	$1,340	0.7	$4,432	330.7

     Revenues. Revenues increased 10.3% to $212.6 million during the second quarter of 2008 from $192.7 million during the same period in 2007. The increase resulted primarily from the acquisition of a business in December 2007 and another business in April 2008. Acquired revenues accounted for approximately three-fourths of the growth in revenues for the three month period ending June 30, 2008 from the same period ended June 30, 2007. The remaining growth in revenue was generated by new merchant account activations through our independent sales groups and direct sales channels.
     Interchange Expenses. Interchange expenses increased 8.4% to $121.9 million during the second quarter of 2008 from $112.4 million during the same period in 2007. The increase was primarily attributable to increased charge volumes from the acquisition of businesses in December 2007 and April 2008. Interchange expenses as a percentage of total revenues decreased to 57.3% during the second quarter of 2008 as compared to 58.4% during the same period in 2007. Average interchange costs increased in relation to charge volume, but were accompanied by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services increased 7.5% to $62.1 million during the second quarter of 2008 from $57.7 million during the same period in 2007 due to the acquisition of businesses in December 2007 and April 2008. Other costs of services decreased as a percentage of total revenues due to lower processing expense and depreciation and amortization.
     Selling, General and Administrative. Selling, general and administrative expenses increased to $4.9 million during the second quarter of 2008 from $4.7 million during the same period in 2007 due to the acquisition of businesses in December 2007 and April 2008. Selling, general and administrative expenses remained relatively consistent as a percentage of revenues for the three month period ending June 30, 2008, as compared to the same period in 2007.
     Other Expense. Other expense decreased to $14.4 million during the second quarter of 2008 from $15.3 million during the same period in 2007, primarily due to a decrease in interest expense. Interest expense during the second quarter of 2008 decreased $0.7 million from the same period in 2007, reflecting a lower average interest rate.
     Income Tax. Income tax provision increased to $3.6 million during the three months ended June 30, 2008 from $1.1 million during the same period in 2007. The increase was due to an increase in taxable income during the second quarter of 2008, as compared to the same period in 2007. Income tax expense as a percentage of income before taxes was 38.6% during second quarter of 2008 as compared to 45.8% during the same period in 2007. The effective tax rate in 2007 included an increase in the valuation allowance for certain state net operating losses, which increased the effective rate by 10.6% of income before taxes.

Six Months Ended June 30, 2008 (“2008”) Compared to Six Months Ended June 30, 2007 (“2007”)

					Change
	Six months ended	% of Total	Six months ended	% of Total
	June 30, 2008	Revenue	June 30, 2007	Revenue	Amount	%
Revenues	$398,035	100.0%	$370,414	100.0%	$27,621	7.5
Operating Expenses
Interchange	230,236	57.8	216,102	58.3	14,134	6.5
Other costs of services	117,828	29.6	111,985	30.2	5,843	5.2
Selling, general and administrative	9,733	2.4	11,257	3.0	(1,524)	(13.5)

Total operating expenses	357,797	89.9	339,344	91.6	18,453	5.4

Income from operations	40,238	10.1	31,070	8.4	9,168	29.5
Other expense
Interest expense, net	28,786	7.2	30,486	8.2	(1,700)	(5.6)
Other expense, net	(115)	0.1	110	0.0	(225)	(204.5)

Total other expense	28,671	7.2	30,596	8.3	(1,925)	(6.3)

Income (loss) before income taxes	11,567	2.9	474	0.1	11,093	2,340.3
Income tax provision (benefit)	4,464	1.1	1,004	0.3	3,460	344.6
Minority interest	—	—	155	0.0	(155)	(100.00)

Net income (loss)	$7,103	1.8	$(375)	(0.1)	$7,478	(1,994.1)

     Revenues. Revenues increased 7.5% to $398.0 million during the first six months of 2008 from $370.4 million during the same period in 2007. Revenues increased primarily due to the acquisition of businesses in December 2007 and April 2008. Acquired revenues accounted for approximately two-thirds of the growth in revenues for the six month period ending June 30, 2008, as compared to the same period ended June 30, 2007. The remaining growth in revenue was generated by new merchant account activations through our independent sales groups and direct sales channels.
     Interchange Expenses. Interchange expenses increased 6.5% to $230.2 million during the first six months of 2008 from $216.1 million during the same period in 2007. The increase was primarily attributable to increased charge volumes from the acquisition of businesses in December 2007 and April 2008. Interchange expenses as a percentage of total revenues decreased to 57.8% during the first six months of 2008 from 58.3% during the same period in 2007. Average interchange costs increased in relation to charge volume, but were accompanied by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services increased 5.2% to $117.8 million during the first six months of 2008 from $112.0 million during the same period in 2007 due to the increase in charge volumes from the two business acquisitions. The increase was primarily attributable to increased residual costs, partially offset by reductions in processing costs. Other costs of services as a percentage of revenues decreased from 30.2% during the first six months of 2007 to 29.6% during the same period in 2008, due to lower processing expense and depreciation and amortization.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 13.5% to $9.7 million during the first six months of 2008 from $11.3 million during the same period in 2007. Selling, general, and administrative expenses decreased as a percentage of revenues to 2.4% during the first six months of 2008 from 3.0% during the same period in 2007. The decrease was primarily attributable to the costs of closing the Chicago operating center in the first quarter of 2007.
     Other Expense. Other expense decreased to $28.7 million during the first six months of 2008 from $30.6 million during the same period in 2007. Interest expense during the six months ended June 30, 2008 decreased $1.7 million from the same period in 2007, reflecting lower funded debt and a lower average interest rate
     Income Tax. Income tax provision increased to $4.5 million during the first six months of 2008 from a $1.0 million expense during the same period in 2007. The change was primarily due to an increase in revenues and a decrease in interest expense, which increased taxable income. Income tax expense as a percentage of income before taxes was 38.6% during the first six months of 2008 as compared to 211.8% during the same period in 2007. The effective tax rate in 2007 included expenses incurred through the adoption of FIN 48, which increased the effective tax rate by 150.5%, and an increase in the valuation allowance for certain state net operating losses, which increased the effective rate by 55.3%.
     Minority Interest. There was no minority interest income during the first six months of 2008 compared to income of $0.2 million during the same period in 2007. Minority interest income comes from our acquisition of a 51% interest in a joint venture with a direct sales group that began in June 2005 as well as a 20% interest in another joint venture that began in February 2006. After losses in these entities exceeded the minority partners’ investments, we absorbed any additional losses.

Liquidity and Capital Resources
     As of June 30, 2008, we had cash and cash equivalents of less than $0.1 million, consistent with the balance of less than $0.1 million as of December 31, 2007. We deliberately minimized cash balances in order to minimize borrowings, and, therefore, interest expense. We had net working capital (current assets in excess of current liabilities) of $11.3 million as of June 30, 2008, compared to a net working capital deficit of $9.9 million as of December 31, 2007. We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under the New Facility will be our primary source of liquidity and will be sufficient to settle our current obligations. At June 30, 2008, we had $28.5 million in borrowings outstanding under our $60.0 million revolving credit facility.
Operating activities
     Net cash provided by operating activities was $16.0 million during the first six months of 2008, consisting of net income of $7.1 million adjusted by depreciation and amortization of $17.6 million, non-cash interest expense of $1.2 million, and a net unfavorable change in working capital of $9.9 million.
     The working capital change consisted primarily of a reduction in accounts payable of $3.4 million comprised prinicipally of greater outstanding residual payables in December 2007 as compared to June 2008 and a reduction in income taxes payable of $3.3 million as a result of $7.5 million of taxes paid during the first half of 2008. Working capital also decreased due to a reduction in various accrued liabilities and other of $2.1 million and an increase in accounts receivable of $1.3 million associated with the acquisition of two businesses.
     Net cash provided by operating activities was $12.5 million during the same period in 2007, consisting of net loss of $0.4 million adjusted by depreciation and amortization of $18.5 million, non-cash interest expense of $1.3 million, and a net unfavorable change in operating assets and liabilities of $6.8 million.
Investing activities
     Net cash used in investing activities was $36.8 million during the first six months of 2008. Net cash used in investing activities primarily consisted of $22.0 million for the acquisition of a business, $10.3 million of investments in merchant advances, $3.6 million of payments for contract modifications for prepaid residual expenses and $0.9 million of capital expenditures. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used by investing activities was $10.0 million during the same period in 2007. Net cash used by investing activities consisted of $8.8 million paid in earnout payments associated with acquisitions from a prior period, $0.5 million of payments for contract modifications for prepaid residual expenses and $0.5 million of capital expenditures, partially offset by a $0.2 million reduction in restricted cash.
Financing activities
     Net cash provided by financing activities was $20.8 million during the first six months of 2008, primarily consisting of $5.5 million of net repayments on our long-term debt, offset by borrowings under our revolving credit facility of $26.3 million. Borrowing increased to fund the increased investment activity discussed above.
     Net cash used by financing activities was $2.6 million during the same period in 2007, primarily consisting of $3.6 million of net repayments on our long-term debt, partially offset by borrowings under our revolving credit facility of $1.0 million.
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.50 to 1.00, but which decreases periodically over the life of the agreement. We were in compliance with all such covenants as of June 30, 2008. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At June 30, 2008, we had outstanding $497.2 million of term loans at a weighted average interest rate of 6.78% and $28.5 million outstanding under the revolving credit facility at a weighted average interest rate of 5.05%.
     Under the New Facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap is for a notional value of $100.0 million and expires on September 17, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swaps. The second swap is for a notional value of $75.0 million and expires on September 28, 2008. This swap effectively converts an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
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
     During 2007, the Company spent $8.9 million on repurchases of senior subordinated notes. During the second quarter of 2008, the Company spent an additional $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007. We amended our New Facility to allow for repurchases of our senior subordinated notes up to $10 million, and have now completed note repurchases under that amendment. At June 30, 2008, we had outstanding $194.5 million of senior subordinated notes and $2.0 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $5.5 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $6.4 million as of June 30, 2008. These costs are included in other assets and are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended June 30, 2008 and 2007. Accrued interest related to our debt was $3.5 million and $3.3 million at June 30, 2008 and December 31, 2007, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
Contractual Obligations
     The following table of our material contractual obligations as of June 30, 2008, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. We currently estimate that we will pay an aggregate of $4.0 to $6.0 million in earnout payments in 2008, 2009, and 2010 combined.

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

New Facility	$525,663	$5,150	$10,300	$510,213	$—
Senior subordinated notes	195,750	—	—	—	195,750
Interest (1)	240,554	51,372	96,205	76,307	16,670
Capital lease obligations	85	52	33	—	—
Operating lease obligations	2,670	1,445	1,214	11	—
Purchase obligations (2)(3)(4)	20,025	8,817	8,700	2,508	—

Total contractual obligations	$984,747	$66,836	$116,452	$589,039	$212,420

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of June 30, 2008, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our consolidated financial statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

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

(4)	We have agreed to utilize First Data to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of June 30, 2008, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of June 30, 2008, $498.5 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $435.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $0.6 million.
     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4.	Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

iPayment, Inc.
Date: August 11, 2008	By:	/s/ Gregrory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.