Form 10-Q
period 2008-09-30
IPAYMENT INC
filed 2008-11-10
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Large accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)
Accelerated filer ☐
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at September 30, 2008

(Common stock, $0.01 par value)	100

Part 1.

Item 1.	Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$5	$33
Accounts receivable, net of allowance for doubtful accounts of $769 and $768 at September 30, 2008 and December 31, 2007, respectively	23,771	24,726
Prepaid expenses and other current assets	2,282	2,864
Investment in merchant advances, net of allowance for doubtful accounts of $1,626 and $0 at September 30, 2008 and December 31, 2007, respectively	10,445	116
Deferred tax assets	1,004	1,004

Total current assets	37,507	28,743

Restricted cash	1,295	1,266
Property and equipment, net	4,412	3,753
Intangible assets and other, net of accumulated amortization of $84,987 and $59,109 at September 30, 2008 and December 31, 2007, respectively.	186,727	198,003
Goodwill	532,645	518,639
Other assets, net	14,994	17,141

Total assets	$777,580	$767,545

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,159	$6,005
Income taxes payable	4,064	6,301
Accrued liabilities and other	24,414	19,406
Current portion of long-term debt	5,173	6,899

Total current liabilities	36,810	38,611

Minority interest in equity of consolidated subsidiaries	191	—
Deferred tax liabilities	7,116	6,602
Long-term debt	692,353	690,458
Other liabilities	12,262	14,658

Total liabilities	748,732	750,329

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $4,370 and $2,522 at September 30, 2008, and December 31, 2007, respectively	(6,554)	(7,354)
Retained earnings	15,347	4,515

Total stockholders’ equity	28,848	17,216

Total liabilities and stockholders’ equity	$777,580	$767,545

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$203,653	$193,599	$601,688	$564,013

Operating expenses:
Interchange	116,188	111,264	346,425	327,324
Other costs of services	62,072	57,105	180,883	169,132
Selling, general and administrative	4,378	4,688	13,128	15,945

Total operating expenses	182,638	173,057	540,436	512,401

Income from operations	21,015	20,542	61,252	51,612

Other expense:
Interest expense, net	14,221	15,145	43,007	45,631
Other expense (income), net	79	(360)	(36)	(250)

Income before income taxes and minority interest in earnings of consolidated subsidiary	6,715	5,757	18,281	6,231

Income tax provision	2,794	2,371	7,258	3,375

Minority interest in (earnings) losses of consolidated subsidiaries	(191)	—	(191)	155

Net income	$3,730	$3,386	$10,832	$3,011

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$10,832	$3,011
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,216	27,374
Noncash interest expense and other	1,815	1,559

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	955	(82)
Prepaid expenses and other current assets	616	(5)
Other assets	4	(7,210)
Accounts payable and income taxes payable	(5,083)	1,896
Accrued liabilities and other	1,645	1,366

Net cash provided by operating activities	38,000	27,909

Cash flows from investing activities
Change in restricted cash	(29)	(493)
Expenditures for property and equipment	(1,580)	(827)
Investment in merchant advances, net	(10,329)	—
Acquisitions of businesses & portfolios, net of cash acquired, and payments related to businesses previously acquired	(22,063)	(8,772)
Payments for prepaid residual expenses	(4,060)	(561)

Net cash used in investing activities	(38,061)	(10,653)

Cash flows from financing activities
Net borrowings on line of credit	6,800	50
Repayments of debt	(6,767)	(17,301)

Net cash provided by (used in) financing activities	33	(17,251)

Net decrease in cash and cash equivalents	(28)	5
Cash and cash equivalents, beginning of period	33	96

Cash and cash equivalents, end of period	$5	$101

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9,099	$5,924
Cash paid during the period for interest	$36,283	$39,183

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$2,456	$—

Non-cash increases in assets (liabilities):
Goodwill	$2,456	$—
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of iPayment include the accounts of the Company and all subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the remaining period of 2008. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2007 (included in our Annual Report on Form 10-K). Certain prior year amounts have been reclassified to conform to the current year presentation.
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
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at September 30, 2008 was a liability of $10.9 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2007 to September 30, 2008 was $1.3 million, and is reported net of tax expense of $0.5 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
Amortization of Intangible Assets
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, the actual costs of revenues differ from the expected costs of revenues, we will adjust amortization expense accordingly. Historically, we have experienced an average monthly attrition of approximately 1.0% to 2.0% of our total charge volume.
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years. For the three and nine months ended September 30, 2008, amortization expense related to our merchant processing portfolios and other intangible assets was $9.2 million and $26.0 million, respectively. For the three and nine months ended September 30, 2007, amortization expense related to our merchant processing portfolios and other intangible assets was $8.4 million and $26.2 million, respectively.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant charge volume, revenues, cash flows and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the three months ended September 30, 2008 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $0.9 million to better approximate the distribution of actual cash flows generated by the merchant processing portfolios.
Common Stock
     As a result of the Transaction (discussed above), the Company has 100 shares of common stock outstanding at September 30, 2008. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Acquisitions
     The effective date of the acquisitions discussed in this Note is the date the acquisitions were recognized in our financial statements, unless otherwise noted. In December 2007, we entered into an Asset Purchase Agreement with Cambridge Payment Systems, an independent sales group with a growing portfolio of over 1,600 merchants. Consideration included cash at closing and a contingent payment based upon future performance in 2008, 2009, and 2010. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired. The operating results of Cambridge were included in our Consolidated Income Statements beginning on January 1, 2008 pursuant to the provisions of the Asset Purchase Agreement.
     On April 1, 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center, an independent sales group with a growing portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Merchant Service Center is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Merchant Service Center were included in our Consolidated Income Statements beginning April 1, 2008 pursuant to the provisions of the Asset Purchase Agreement.
     There were no acquisitions of businesses during 2008 or 2007 that were significant enough to require pro forma disclosure.
(3) Investments
Investments in Merchant Advances
     We recently began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be repaid by reductions in amounts otherwise paid to the merchants on future transactions processed by the Company. These merchant advances are reflected in Investment in merchant advances in the Consolidated Balance Sheets. We account for the discount income and costs associated with our merchant advances in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The merchant advances, plus our discount income, are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Income Statements using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances. Deferred origination fees were $0.8 million and $0 as of September 30, 2008 and December 31, 2007, respectively, and are included within Investment in merchant advances on the Consolidated Balance Sheet. Investments in merchant advances were $10.4 million, net of allowance for doubtful accounts of $1.6 million, at September 30, 2008 and $0.1 million at December 31, 2007.
Payments for Prepaid Residual Expenses
     During the nine months ended September 30, 2008, we made payments totaling $4.1 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
(4) Long-Term Debt
     On May 10, 2006, we replaced our existing credit facility with a senior secured credit facility (the “New Facility”) with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s Investors Service. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.50 to 1.00, but which decreases periodically over the life of the agreement. We were in compliance with all such covenants as of September 30, 2008. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on September 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At September 30, 2008, we had outstanding $495.9 million of term loans at a weighted average interest rate of 6.34% and $9.0 million outstanding under the revolving credit facility at a weighted average interest rate of 6.25%.
     Under the New Facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualified for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1).
     On May 10, 2006, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00.
     During 2007, the Company spent $8.9 million on repurchases of senior subordinated notes. During the second quarter of 2008, the Company spent an additional $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008. We amended our New Facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases under that amendment. At September 30, 2008, we had outstanding $194.5 million of senior subordinated notes and $2.0 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $5.2 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $6.1 million as of September 30, 2008. These costs are included in other assets and are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended September 30, 2008 and 2007. Accrued interest related to our debt was $8.0 million and $3.3 million at September 30, 2008 and December 31, 2007, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. During the first nine months of 2007 and 2008, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of September 30, 2008, our liabilities for unrecognized tax benefits totaled $1.1 million and are included in other long-term liabilities in our Consolidated Balance Sheets.
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at September 30, 2008 was $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to and through 2003.
     At September 30, 2008, we had approximately $1.4 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $23.1 million as of September 30, 2008.

(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of fair market value changes in our interest rate swap agreements. The accumulated elements of other comprehensive loss, net of tax, are included within stockholders’ equity on the Consolidated Balance Sheets. Comprehensive loss for the three months ended September 30, 2007 was $3.2 million, and comprehensive income for the three months ended September 30, 2008 was $0.5 million. Changes in fair value, net of tax, on our swap agreements amounted to $3.2 million and $0.5 million during the three months ended September 30, 2007 and 2008, respectively. The deferred tax benefit was $2.1 million for the three months ended September 30, 2007, and the deferred tax expense was $0.3 million for the three months ended September 30, 2008.
     Comprehensive loss for the nine months ended September 30, 2007 was $1.3 million, and comprehensive income for the nine months ended September 30, 2008 was $0.8 million. Changes in fair value, net of tax, on our swap agreements amounted to $1.3 million and $0.8 million during the nine months ended September 30, 2007 and 2008, respectively. The deferred tax benefit was $0.9 million for the nine months ended September 30, 2007, and the deferred tax expense was $0.5 million for the nine months ended September 30, 2008.
(8) Commitments and Contingencies
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services, et al, Civil Action No. 05CC02794 — State of California, Superior Court of Orange County
     This matter was last updated in our Quarterly Report for the second quarter ended June 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission on August 11, 2008. Since we last reported on this matter, the parties attended a Court ordered status conference on August 11, 2008 at which time the court set a deadline of September 4, 2008 for Plaintiffs to file a motion for class certification. On September 3, 2008 the parties filed a joint Stipulation that requested the Court to continue Plaintiffs’ deadline for filing their motion for class certification from September 4, 2008 to September 22, 2008 and to change the status conference set for September 9, 2008 to September 30, 2008.
     On or about September 19, 2008 the parties reached an agreement in principle on proposed terms for the settlement of plaintiffs’ claims against defendants and the parties also filed a joint Stipulation with the Court informing the Court of such agreement and asked the Court to continue the status conference and Plaintiffs’ deadline for filing their motion for class certification to October 28, 2008. The Court granted the motion, and since some of the co-defendants had not reached agreement on cross-complaint issues of indemnification, continued the status conference and the Plaintiff’s class certification deadline to November 18, 2008. The parties are currently in the process of drafting formal settlement documents which they anticipate filing with the Court prior to the November 18, 2008 status conference. The proposed settlement of plaintiffs’ claims against Defendants is subject to several conditions, including Court approval, “class certification” and execution of formal settlement documents. We can provide no assurance that the formal settlement documents will be executed, or that court approval will be obtained, or that the conditions required for settlement will be satisfied.
     If this matter is settled under the terms of the proposed settlement, when completed, the settlement should not have a material adverse effect on our business, financial condition or results of operations. In the event that conditions for the settlement are not satisfied and the proposed settlement of plaintiffs’ claims against Defendants is not completed, the settlement understandings will be null and void. In that event, we will be required to continue to defend ourselves in this case and we currently intend to do so vigorously. There can be no assurance that we would be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
NPMG Acquisition Sub/American Arbitration Association Demand for Arbitration, Case Number: Re: 76 489 Y 00188 07 WYGI) (the “Arbitration Action”)
(and related matters)
GMPN, INC and LANCE O. MORRIS v. BRIAN PETERSON et al, and related Counterclaim and Intervention Complaint, SUPERIOR COURT OF ARIZONA, MARICOPA COUNTY, Case No: CV2007-006404 (the “GMPN Lawsuit”)
     These related matters (the “Litigation”) were last updated in our Quarterly Report for the second quarter ended June 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission on August 11, 2008. As previously reported, in July 2008 the parties to the Litigation reached an agreement in principal for terms of a proposed settlement of the entire Litigation, including dismissals with prejudice as to all parties and all claims. After we last reported on this matter, the parties executed formal settlement documents providing for the complete settlement of all claims in the subject Litigation, mutual and general releases between the respective parties, and for the dismissal with prejudice as to all parties and all claims and matters in the Litigation. The terms of the settlement did not have a material adverse effect on our business, financial condition or results of operations. Dismissals were filed with Courts, and all claims against us in the subject Litigation have now been completely settled and released.
Colin Hill v. CardPayment Solutions, L.L.C. and Zachary Daniels, Circuit Court in and for the Sixth Judicial Circuit, in and for Pinellas County, Florida, Case No. 06-8669-CI-0792 (“Florida Action”)
(and related matter)
Colin Hill v. CardPayment Solutions, L.L.C., Circuit Court for Davidson County, 20th Judicial District, State of Tennessee, Case No. 08-C3284 (“Tennessee Action”)
     This matter was last updated in our Quarterly Report for the second quarter ended June 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission on August 11, 2008. As we previously reported, Hill obtained a judgment against our subsidiary CardPayment Solutions, L.L.C.(“CPS”) in the Florida Action which we appealed and is currently pending review by the Florida Appellate Court. Since we last reported on it there has been no change in the status of the previously reported Florida Action. On or about October 8, 2008, CPS was served with a Summons issued by the Circuit Court for Davidson County, 20th Judicial District, State of Tennessee, Case No. 08-C3284, naming Colin Hill, as Plaintiff and CPS, as Defendant (the “Tennessee Action”). Although it is not clear, we believe the Summons is a form of action seeking Tennessee sister state judgment entry and enforcement of the Florida judgment obtained by Hill against CPS in the Florida Action. We recently engaged legal counsel in Tennessee to represent CPS in this Tennessee Action and are currently working with our counsel to prepare our course of action regarding this Tennessee Action, and at this time, we cannot predict with certainty the likely outcome of this action. However, based on our present understanding of the factual and legal matters related to this matter, we believe that we have meritorious defenses to these claims and/or requested relief, including the fact that the Florida Judgment is not a “final” judgment, and we currently intend to vigorously defend ourselves in this matter. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
     Sharyn’s Jewelers, LLC v. iPayment, Inc., iPayment of Valencia, Vericomm and JP Morgan Chase Bank, General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92/and related case Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919
     This matter was last updated in our Quarterly Report for the second quarter ended June 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission on August 11, 2008. On October 9, 2008, the parties attended a Status Conference in Los Angeles County Superior Court at which time the Court agreed to maintain the status—quo and set the next status conference for February 9, 2009.
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

     One-Time Termination Benefits. The Company recognized severance charges of $0.4 million during the first quarter of 2007. These charges relate to work force reductions of approximately 70 employees and are included in Selling, General and Administrative expense in our Consolidated Income Statements. In addition, the Company recognizes severance expense ratably over the future service period as necessary if the benefit arrangement requires employees to render future service beyond a minimum retention period. The Company determined the severance expense to be recognized under this method to be de minimis in fiscal 2007.
     Contract Termination Costs. Under the terms of its operating leases in Chicago, the Company was obligated for rent associated with these leases that were incurred without economic benefit to the entity through January 2008. In accordance with SFAS No. 146, the Company recorded a charge to earnings to recognize the cost of exiting this facility of approximately $0.2 million, which equals the total amount of rent, net of estimated sub-lease income, for the remaining period of the leases. These charges are also included in Selling, General and Administrative expense in the Consolidated Income Statements during the first quarter of 2007.
     Other Associated Costs. Other costs associated with the restructuring plan included employee relocation costs, other personnel-related expenditures and property and equipment disposals that were incurred as a result of the office closure. These costs were expensed when incurred and totaled approximately $0.3 million and are included in Selling, General & Administrative expense in the Consolidated Income Statements during the first quarter of 2007.
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
(10) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the nonrecurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions, effective as of January 1, 2008, did not have a material effect on the Company’s results of operations, financial position or cash flows. The Company is evaluating the impact, if any, the adoption of the remaining provisions will have on its results of operations, financial position or cash flows.
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
(11) Subsequent Events
     On November 10, 2008, Messrs. Daily and Grimstad each provided us with notice of their intention to not renew their respective employment agreements with us. Accordingly, Messrs. Daily’s and Grimstad’s respective employment agreements will terminate on February 25, 2009 pursuant to their terms. Following the termination of their employment agreements, Messrs. Daily and Grimstad intend to continue to serve as our chief executive officer and president, respectively, pursuant to at-will employment arrangements, the terms of which remain subject to negotiation.

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
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of September 30, 2008, we provided our services to approximately 150,000 small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through independent sales groups and through a direct sales model. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform several core functions such as sales support, merchant services, underwriting, risk management and chargeback services, in our main operating center in Calabasas, California.
     Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry. Charge volume increased modestly to $20,739 million for the nine months ended September 30, 2008, from $20,111 million for the nine months ended September 30, 2007. The deterioration in the United States’ economic environment has impacted the growth in charge volumes in the industry. Industry sources have indicated weakening charge volume growth in September 2008, with October 2008 charge volume declining when compared to the prior year. Despite the downturn in the economy, revenues increased to $601.7 million in the first nine months of 2008 from $564.0 million in the same period of the prior year. The increase in revenues was due to an increase in new merchant account activations through our independent sales groups and direct sales channels and the acquisitions of a business in December 2007 and another business in April 2008. Income from operations increased to $61.3 million for the nine months ended September 30, 2008, from $51.6 million for the nine months ended September 30, 2007. Income from operations for the nine months ended September 30, 2007 included closing costs for the Chicago operating center as discussed in Note 9 of the Notes to Consolidated Financial Statements.
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
     We periodically evaluate the carrying value of our other intangible assets, in relation to the respective projected future undiscounted cash flows, to assess realizability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of other intangible assets being evaluated. The difference between the carrying amount of the other intangible assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of September 30, 2008 and determined no impairment charge was required.
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, the actual costs of revenues differ from the expected costs of revenues, we will adjust amortization expense accordingly. Historically, we have experienced an average monthly attrition of approximately 1.0% to 2.0% of our total charge volume.
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years. For the three and nine months ended September 30, 2008, amortization expense related to our merchant processing portfolios and other intangible assets was $9.2 million and $26.0 million, respectively. For the three and nine months ended September 30, 2007, amortization expense related to our merchant processing portfolios and other intangible assets was $8.4 million and $26.2 million, respectively.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant charge volume, revenues, cash flows and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the three months ended September 30, 2008 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $0.9 million to better approximate the distribution of actual cash flows generated by the merchant processing portfolios.
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we and, under limited circumstances, the acquiring bank, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors, and record a loss reserve accordingly. As of September 30, 2008, our reserve for merchant losses was $0.6 million and is included in “Accrued liabilities and other” in our Consolidated Balance Sheets.
     We also maintain a reserve for merchant advance losses. We recently began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. During the term of the advance, there is risk that the advance may be deemed uncollectible. We evaluate the risk of potential loss for each advance and record a loss reserve accordingly. As of September 30, 2008, our reserve for merchant advances was $1.6 million and is include in “Investment in merchant advances” in our Consolidated Balance Sheets.
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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. In the first nine months of 2007 and 2008, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of September 30, 2008, our liabilities for unrecognized tax benefits totaled $1.1 million and are included in other long-term liabilities on our Consolidated Balance Sheets.

     Minority Interest. We own a 20 percent interest in a joint venture. We previously owned a 51 percent interest in a second joint venture. However, during the quarter ended September 30, 2008, we acquired the remaining 49 percent interest in this joint venture for less than $0.1 million, which caused this entity to now be wholly-owned. The minority interest in equity of consolidated subsidiaries was zero on the Consolidated Balance Sheets at December 31, 2007 as the original investments by the minority shareholders had been absorbed by their proportionate share of the losses of the consolidated subsidiaries. In 2008, we recorded a minority interest of $0.2 million in respect of our remaining joint venture.
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
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at September 30, 2008 was a liability of $10.9 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2007 to September 30, 2008 was $1.3 million, and is reported net of tax expense of $0.5 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
Components of Revenues and Expenses
     A significant majority of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, discount income on merchant advances and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time. We recently began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be collected by reductions in amounts otherwise paid to them on future transactions processed by the Company. These merchant advances are reflected in Investment in merchant advances in the Consolidated Balance Sheets. The merchant advances are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Income Statements using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances.
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
     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants. Such costs primarily consist of residual payments to independent sales groups, which are payments based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, based upon a percentage of the processing volume we generate from Visa and MasterCard. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method of amortization over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts, acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolio, or payments to independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.
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

Results of Operations
Three Months Ended September 30, 2008 (“2008”) Compared to Three Months Ended September 30, 2007 (“2007”)

					Change
	Three months ended	% of Total	Three months ended	% of Total
	September 30, 2008	Revenue	September 30, 2007	Revenue	Amount	%
Revenues	$203,653	100.0%	$193,599	100.0%	$10,054	5.2
Operating Expenses
Interchange	116,188	57.1	111,264	57.5	4,924	4.4
Other costs of services	62,072	30.5	57,105	29.5	4,967	8.7
Selling, general and administrative	4,378	2.1	4,688	2.4	(310)	(6.6)

Total operating expenses	182,638	89.7	173,057	89.4	9,581	5.5

Income from operations	21,015	10.3	20,542	10.6	473	2.3
Other expense
Interest expense, net	14,221	7.0	15,145	7.8	(924)	(6.1)
Other expense (income), net	79	0.1	(360)	(0.2)	439	(121.9)

Total other expense	14,300	7.0	14,785	7.6	(485)	(3.3)

Income before income taxes	6,715	3.3	5,757	3.0	958	16.6
Income tax provision	2,794	1.4	2,371	1.2	423	17.8
Minority interest	(191)	(0.1)	—	—	(191)	—

Net income	$3,730	1.8	$3,386	1.7	$344	10.2

     Revenues. Revenues increased 5.2% to $203.7 million during the third quarter of 2008 from $193.6 million during the same period in 2007. Substantially all of the increase in revenues resulted from the acquisitions of a business in December 2007 and another business in April 2008.
     Interchange Expenses. Interchange expenses increased 4.4% to $116.2 million during the third quarter of 2008 from $111.3 million during the same period in 2007. The increase was primarily attributable to increased charge volumes from the acquisitions of businesses in December 2007 and April 2008. Interchange expenses as a percentage of total revenues decreased to 57.1% during the third quarter of 2008 as compared to 57.5% during the same period in 2007. Average interchange costs increased in relation to charge volume, but were accompanied by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services increased 8.7% to $62.1 million during the third quarter of 2008 from $57.1 million during the same period in 2007, principally due to the acquisitions of businesses in December 2007 and April 2008. Other costs of services increased as a percentage of total revenues due to increased merchant funding losses and depreciation and amortization.
     Selling, General and Administrative. Selling, general and administrative expenses decreased to $4.4 million during the third quarter of 2008 from $4.7 million during the same period in 2007 despite the acquisitions of two businesses, primarily due to lower headcount at our other operating centers.
     Other Expense. Other expense decreased to $14.3 million during the third quarter of 2008 from $14.8 million during the same period in 2007, primarily due to a decrease in interest expense. Interest expense during the third quarter of 2008 decreased $0.9 million from the same period in 2007, reflecting a lower average interest rate and lower funded debt.
     Income Tax. Income tax provision increased to $2.8 million during the three months ended September 30, 2008 from $2.4 million during the same period in 2007. The increase was due to an increase in taxable income during the third quarter of 2008, as compared to the same period in 2007. Income tax expense as a percentage of income before taxes was 41.6% during the third quarter of 2008 as compared to 41.2% during the same period in 2007.
     Minority Interest. Minority interest expense during the three months ended September 30, 2008 was $0.2 million as compared to no minority interest expense during the same period in 2007. Minority interest expense comes from our acquisition of a 20 percent interest in a joint venture that was formed in February 2006. During the three months ended September 30, 2007, we absorbed all losses of this entity as our loss in this entity exceeded the minority partners’ investments.

Nine Months Ended September 30, 2008 (“2008”) Compared to Nine Months Ended September 30, 2007 (“2007”)

					Change
	Nine months ended	% of Total	Nine months ended	% of Total
	September 30, 2008	Revenue	September 30, 2007	Revenue	Amount	%
Revenues	$601,688	100.0%	$564,013	100.0%	$37,675	6.7
Operating Expenses
Interchange	346,425	57.6	327,324	58.0	19,101	5.8
Other costs of services	180,883	30.1	169,132	30.0	11,751	6.9
Selling, general and administrative	13,128	2.2	15,945	2.8	(2,817)	(17.7)

Total operating expenses	540,436	89.8	512,401	90.8	28,035	5.5

Income from operations	61,252	10.2	51,612	9.2	9,640	18.7
Other expense
Interest expense, net	43,007	7.1	45,631	8.1	(2,624)	(5.8)
Other income, net	(36)	0.1	(250)	(0.0)	214	(85.6)

Total other expense	42,971	7.1	45,381	8.0	(2,410)	(5.3)

Income before income taxes	18,281	3.0	6,231	1.1	12,050	193.4
Income tax provision	7,258	1.2	3,375	0.6	3,883	115.1
Minority interest	(191)	(0.0)	155	0.0	(346)	(223.23)

Net income	$10,832	1.8	$3,011	0.5	$7,821	259.7

     Revenues. Revenues increased 6.7% to $601.7 million during the first nine months of 2008 from $564.0 million during the same period in 2007. Revenues increased primarily due to the acquisitions of businesses in December 2007 and April 2008. Acquired revenues accounted for approximately three-fourths of the growth in revenues for the nine month period ended September 30, 2008, as compared to the same period ended September 30, 2007. The remaining growth in revenues was generated by new merchant account activations through our independent sales groups and direct sales channels.
     Interchange Expenses. Interchange expenses increased 5.8% to $346.4 million during the first nine months of 2008 from $327.3 million during the same period in 2007. The increase was primarily attributable to increased charge volumes from the acquisitions of businesses in December 2007 and April 2008. Interchange expenses as a percentage of total revenues decreased to 57.6% during the first nine months of 2008 from 58.0% during the same period in 2007. Average interchange costs increased in relation to charge volume, but were accompanied by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services increased 6.9% to $180.9 million during the first nine months of 2008 from $169.1 million during the same period in 2007. The increase was primarily attributable to increased costs from the acquisitions of businesses in December 2007 and April 2008, such as residual costs and dues and assessments to card associations, partially offset by reductions in processing costs. Other costs of services as a percentage of revenues remained relatively consistent from the first nine months of 2007 as compared to the same period in 2008.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 17.7% to $13.1 million during the first nine months of 2008 from $15.9 million during the same period in 2007. Selling, general, and administrative expenses decreased as a percentage of revenues to 2.2% during the first nine months of 2008 from 2.8% during the same period in 2007, despite the acquisitions of two businesses. The decrease was primarily attributable to the costs of closing the Chicago operating center in the first quarter of 2007 and to reduced headcount at our other operating centers.
     Other Expense. Other expense decreased to $43.0 million during the first nine months of 2008 from $45.4 million during the same period in 2007. Interest expense during the nine months ended September 30, 2008 decreased $2.6 million from the same period in 2007, reflecting a lower average interest rate and lower funded debt.
     Income Tax. Income tax provision increased to $7.3 million during the first nine months of 2008 from $3.4 million during the same period in 2007. The change was primarily due to an increase in revenues and a decrease in interest expense, which increased taxable income. Income tax expense as a percentage of income before taxes was 39.7% during the first nine months of 2008 as compared to 54.2% during the same period in 2007. The effective tax rate in 2007 included expenses incurred through the adoption of FIN 48, which increased the effective tax rate by 13.2%, and an increase in the valuation allowance for certain state net operating losses, which increased the effective rate by 4.5%.
     Minority Interest. Minority interest expense during the first nine months of 2008 was $0.2 million as compared to income of $0.2 million during the same period in 2007. Minority interest income comes from our acquisition of a 20 percent interest in a joint venture that was formed in February 2006. During the first nine months of 2007, we absorbed any additional losses after losses in this entity exceeded the minority partners’ investments.

Liquidity and Capital Resources
     As of September 30, 2008, we had cash and cash equivalents of less than $0.1 million, consistent with the balance of less than $0.1 million as of December 31, 2007. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had net working capital (current assets in excess of current liabilities) of $0.7 million as of September 30, 2008, compared to a net working capital deficit of $9.9 million as of December 31, 2007. We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. At September 30, 2008, we had $9.0 million in borrowings outstanding under our $60.0 million revolving credit facility.
Operating activities
     Net cash provided by operating activities was $38.0 million during the first nine months of 2008, consisting of net income of $10.8 million adjusted by depreciation and amortization of $27.2 million, non-cash interest expense of $1.8 million, and a net unfavorable change in working capital of $1.9 million.
     The working capital change consisted primarily of a reduction in accounts payable of $2.8 million comprised principally of greater outstanding residual payables in December 2007 as compared to September 2008, a reduction in income taxes payable of $2.2 million as a result of $9.1 million of taxes paid during the first nine months of 2008, and a reduction in accounts receivable of $1.0 million. These decreases were offset by a $1.6 million increase in various accrued liabilities and other primarily due to increased accrued interest related to our semi-annual payment to be made with respect to our senior subordinated notes in the fourth quarter.
     Net cash provided by operating activities was $27.9 million during the first nine months of 2007, consisting of net income of $3.0 million adjusted by depreciation and amortization of $27.4 million, non-cash interest expense of $1.6 million, and a net unfavorable change in operating assets and liabilities of $4.0 million.
Investing activities
     Net cash used in investing activities was $38.1 million during the first nine months of 2008. Net cash used in investing activities primarily consisted of $22.0 million for the acquisition of a business, $10.3 million of investments in merchant advances, $4.1 million of payments for contract modifications for prepaid residual expenses and $1.6 million of capital expenditures. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $10.7 million during the same period in 2007. Net cash used by investing activities consisted of $8.8 million paid in earnout payments associated with acquisitions from a prior period, $0.6 million of payments for contract modifications for prepaid residual expenses, $0.8 million of capital expenditures and a $0.5 million increase in restricted cash.
Financing activities
     Net cash provided by financing activities was $0.0 million during the first nine months of 2008, primarily consisting of $6.8 million of net repayments on our long-term debt, offset by borrowings under our revolving credit facility of $6.8 million.
     Net cash used in financing activities was $17.3 million during the same period in 2007, primarily consisting of $17.3 million of net repayments on our long-term debt, partially offset by borrowings under our revolving credit facility of $0.1 million.
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility with Bank of America as lead bank. The New Facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The New Facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the New Facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The New Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.50 to 1.00, but which decreases periodically over the life of the agreement. We were in compliance with all such covenants as of September 30, 2008. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At September

30, 2008, we had outstanding $495.9 million of term loans at a weighted average interest rate of 6.34% and $9.0 million outstanding under the revolving credit facility at a weighted average interest rate of 6.25%.
     Under the New Facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     On May 10, 2006, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. The senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3 /4% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinate notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00.
     During 2007, the Company spent $8.9 million on repurchases of senior subordinated notes. During the second quarter of 2008, the Company spent an additional $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008. We amended our New Facility to allow for repurchases of our senior subordinated notes up to $10 million, and have now completed note repurchases under that amendment. At September 30, 2008, we had outstanding $194.5 million of senior subordinated notes and $2.0 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the New Facility totaling $5.2 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $6.1 million as of September 30, 2008. These costs are included in other assets and are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended September 30, 2008 and 2007. Accrued interest related to our debt was $8.0 million and $3.3 million at September 30, 2008 and December 31, 2007, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
Contractual Obligations
     The following table of our material contractual obligations as of September 30, 2008, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. We currently estimate that we will pay an aggregate of $4.0 to $6.0 million in earnout payments in 2009 and 2010 combined.

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

New Facility	$504,925	$5,150	$10,300	$489,475	$—
Senior subordinated notes	194,500	—	—	—	194,500
Interest (1)	233,949	49,937	93,445	73,974	16,593
Capital lease obligations	56	29	27	—	—
Operating lease obligations	2,408	1,450	910	48	—
Purchase obligations (2)(3)(4)	19,272	8,064	8,700	2,508	—

Total contractual obligations	$955,110	$64,630	$113,382	$566,005	$211,093

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of September 30, 2008, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our consolidated financial statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay First Data an annual processing fee related to our previously purchased FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $10.3 million in fiscal 2008, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitments for years after 2008, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize First Data to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of September 30, 2008, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of September 30, 2008, $495.7 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.3 million.
     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4.	Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

iPayment, Inc.
Date: November 10, 2008	By:	/s/ Gregrory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.