Form 10-K
period 2008-12-31
IPAYMENT INC
filed 2009-03-31
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of February 28, 2009, was NONE.
There is no trading market for the common stock of the Registrant.
Number of shares of the registrant’s common stock outstanding as of February 28, 2009, was 100.

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
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially including but not limited to the following: acquisitions; liability for merchant chargebacks; reserve for merchant advance losses; violations of covenants governing the Company’s indebtedness; weakening consumer spending and a generally weak economy; actions taken by its bank sponsors; migration of merchant portfolios to new bank sponsors; the Company’s reliance on card payment processors and on independent sales groups; changes in interchange fees; risks associated with the unauthorized disclosure of data; imposition of taxes on Internet transactions; actions by the Company’s competitors; and risks related to the integration of companies and merchant portfolios the Company has acquired or may acquire. Any forward-looking statements contained in this Form 10-K or in the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date of this Form 10-K.
     Throughout this document, the terms “iPayment”, the “Company”, “we”, “us”, “our” and similar terms refer to iPayment, Inc., and, unless the context indicates otherwise, its consolidated subsidiaries.
PART I
ITEM 1 Business
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of December 31, 2008, we provided our services to approximately 145,000 active small merchants. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. The small merchants we serve have an average charge volume of approximately $185,000 per year and typically have an average transaction value of approximately $70. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with them. As a result, these merchants have historically paid higher transaction fees than larger merchants.
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
     The Nilson Report, a publication specializing in consumer payment systems worldwide, listed us in its 2007 ranking of the top bank card acquirers, or owners of merchant card processing contracts, as one of the largest providers of card-based payment processing services in the United States. Due to the challenging economic environment, our merchant processing volume, which represents the total value of transactions processed by us, declined slightly to $26,783 million in 2008 compared to $26,797 million in 2007. Corresponding to the decrease in charge volume in the fourth quarter of 2008, our revenues also decreased. We currently expect this trend to continue in 2009. However, we believe our ability to recruit and retain independent sales groups, combined with our experience in identifying, completing and integrating acquisitions, provides us with significant opportunities for future growth in an economic recovery.
Historical Developments
     In December 2004, we entered into an Asset Purchase Agreement with First Data Merchant Services Corporation (“FDMS”), a subsidiary of First Data Corporation, pursuant to which we acquired a portfolio of merchant contracts (the “FDMS Merchant

Portfolio”) from FDMS for a price of $130.0 million in cash. The portfolio had over 25,000 small merchant accounts representing approximately $9 to $10 billion in annual bankcard volume. The transaction strengthened our existing strategic relationship with First Data’s merchant services unit.
     Pursuant to the Asset Purchase Agreement and one in 2003, we also entered into service agreements (the “Service Agreements”) with FDMS pursuant to which FDMS agreed to perform certain data processing and related services with respect to the merchant contracts acquired through 2011. In consideration for entering into the Service Agreements, we were required to pay FDMS an annual processing fee related to the acquired merchant contracts of at least $7.4 million in 2008, and for subsequent years, at least 70% of the amount of the actual processing fees paid during the immediately preceding year. We are also required to pay FDMS certain additional amounts in accordance with the terms of the Service Agreements, including certain special fees for amounts paid to third-party providers. We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year for the term of the Service Agreements and are required to pay FDMS an amount representing the fees that it would have received if we had submitted the required minimum number of transactions. We do not currently expect that we will be required to pay such a fee based on our present business plan.
Industry Overview
     The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has increased steadily over the past ten years and is expected to continue to increase. According to The Nilson Report, total purchases by U.S. consumers using Visa and MasterCard card-based systems grew from approximately $2.5 trillion in 2006 to $2.7 trillion in 2007, and are expected to grow to approximately $3.8 trillion by 2012, representing a compound annual growth rate of approximately 7.1% from 2007 to 2012. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive.
     According to The Nilson Report, in 2007, there were approximately 6.1 million merchant locations in the United States which generated approximately $2,690 billion of annual Visa and MasterCard charge volume. We focus exclusively on the small merchant segment, which we believe generates a disproportionate amount of the payment processing industry’s net revenue. Based on estimates from First Annapolis, we believe that although small merchants (defined by First Annapolis to be merchants with less than $10 million of annual charge volume) generate only approximately 40% of Visa and MasterCard annual charge volume, they account for approximately 80% of annual revenue (net of interchange and assessment fees) generated from payment processing.
     The weakening economy has affected the card-based payment industry. Visa and MasterCard noted both declining charge volumes and declining purchase transactions in the fourth quarter of 2008. In a generally weak economy, continued decreases in consumer spending could affect the performance and growth of the card-based payment industry.
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
     Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder’s bank to debit the merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant, and that amount is credited to the cardholder. For the year ended December 31, 2008, chargeback losses as a percentage of our total charge volume were approximately 1.6 basis points.
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

Marketing and Sales
     We market and sell our services to merchants primarily through a network of independent sales groups throughout the United States. As of December 31, 2008, we marketed and sold our services through independent sales groups, a non-employee, external sales force with which we have contractual relationships. These relationships are typically mutually non-exclusive, permitting us to establish relationships with multiple independent sales groups and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our independent sales groups to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. We keep an open dialogue with our independent sales groups to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring their merchants do not unduly suffer downtime or the unnecessary withholding of funds.
     As compensation for their referral of merchant accounts, we pay our independent sales groups an agreed-upon residual, or percentage of the revenues we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our independent sales groups varies on a case-by-case basis and depends on several factors, including the number of merchants each group refers to us. We provide additional incentives to our independent sales groups, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2008, we had outstanding loans to independent sales groups in an aggregate amount of $1.0 million, and we may decide to loan additional amounts in the future. We have a limit of $20.0 million on the amount of loans we may make to independent sales groups in accordance with the terms of our senior secured credit facility. The notes representing these loans bear interest in amounts ranging from 6% to 12% and are due through 2010. We secure the loans by attaching the independent sales groups’ assets, including the rights they have to receive residuals and fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups. In addition, we offer the independent sales groups more rapid and consistent review and acceptance of merchant applications than may be available from other service providers.
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
     Processing Vendors. We have agreements with several processing vendors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor is FDMS through which we have undertaken to process 75% of our annual transactions. Pursuant to the terms of our Asset Purchase Agreement with FDMS, we commenced receiving revenue from these accounts on January 1, 2004. For a further summary of the key terms of our agreement with FDMS, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We also use the services of TSYS Acquiring Solutions and Global Payments Direct, Inc., and certain of our agreements with these processing vendors include minimum commitments for transaction processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processing vendor the fees that it would have received if we had submitted the required minimum number of transactions. FDMS, TSYS Acquiring Solutions and Global Payments Direct agreements may be terminated by the processing vendor if we materially breach certain sections of the agreements and we do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable processing vendor or us from performing its services under these agreements. In addition, Global Payments

Direct may terminate upon 60 days notice prior to the end of the current term.
Our Merchant Base
     We serve a diverse portfolio of small merchants. As of December 31, 2008, we provided processing services to approximately 145,000 active small merchants located across the United States and engaged in a wide variety of businesses. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month.
Primary Merchant Categories Based on Our Historical Charge Volume
     No single merchant accounted for more than 3% of our aggregate transaction volume for 2008. We believe that this merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
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
     Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service makes them less likely to change providers because of the inconvenience associated with a transfer. During 2008, we experienced monthly attrition ranging from 1.0% to 3.0% of our total charge volume. Declining merchant charge volume due to weakening general economic conditions may increase attrition. Much of our attrition is related to newly formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to failed businesses does not significantly reduce our revenues.
     We believe that we have extensive experience and resources which allow us to assess the risks associated with providing payment processing services to small merchants. These risks include the limited operating history of many of the small merchants we serve and the risk that these merchants could be subject to a higher rate of insolvency, which could adversely affect us financially. In addition, because a larger portion of their sales are card-not-present transactions in relation to transactions of larger merchants, small merchants are more vulnerable to customer fraud.
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

     We employ the following systems and procedures to minimize our exposure to merchant fraud and card-not-present transaction fraud:
•	Underwriting. Our sales agents send new applications to our underwriting department for their review and screening. All of our underwriters have previous industry underwriting experience and have the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, average charge per transaction or reserve requirements for new and existing merchants. We obtain a personal guaranty from most of the owners of new merchants we enroll.

•	Proprietary Management Information Systems. Our proprietary systems automatically generate credit reports on new applicants, categorize risk based on all of the information provided and place the applications in a queue to be processed by our underwriting staff. The underwriting staff can access all of the collected information on a merchant online in order to render a decision on whether to approve or reject an application or whether to seek additional information.

•	Merchant Monitoring. We provide several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is downloaded to our Bankcard Application Manager system from our third-party processors such as FDMS and is sorted into a number of customized reports by our proprietary systems. Our risk management team also generates daily reports that highlight all exceptions to the established daily merchant parameters such as average ticket size, total processing volume or expected merchandise returns. Our risk management team also reviews daily reports regarding our merchant advances to monitor processing volume and expected return of capital.

•	Risk Review Department. We have established an in-house risk review department that monitors the sales activities of all of the merchants that we service. Our risk review department focuses particular attention on fewer than 2,000 merchants in our portfolio, measured by volume, average ticket and other criteria, which accounted for approximately 2% of our total charge volume in 2008, and which we believe represent a higher risk group of merchants. The risk review department conducts background checks on these merchants, interviews merchants, anonymously purchases products and services, reviews sales records and follows developments in risk management procedures and technology. The risk review department reports to the risk committee, consisting of our President, Chief Executive Officer and Chief Financial Officer.

•	Investigation and Loss Prevention. If a merchant exceeds any approved parameter as established by our underwriting and/or risk management staff or violates regulations established by the applicable card association or the terms of our agreement with the merchant, an investigator will identify the incident and take appropriate action to reduce our exposure to loss, as well as the exposure of our merchants. This action may include requesting additional transaction information, instructing the merchant acquirer/processor to retrieve, withhold or divert funds, verifying delivery of merchandise or even deactivating the merchant account.

•	Reserves. We require some of our merchants to post reserves (cash deposits) that we use to offset against chargebacks we incur. Our sponsoring banks hold reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2008, these reserves (which are not included in our accompanying consolidated balance sheet) totaled approximately $59.9 million.
Technology
     In the course of our operations, we solicit, compile and maintain a large database of information relating to our merchants and their transactions. We place significant emphasis on providing a high level of security in order to protect the information of our merchants and their customers. We have complied with Visa and Mastercard’s security standards for the last four years. We have deployed the latest generation of network intrusion detection technology and system monitoring appliances to enhance our level of protection.
     Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. We cannot be sure that these security measures will be sufficient to prevent unauthorized access to our internal network. Application components communicate using sophisticated security protocols and are directly accessible by a limited number of employees on a need-only basis. Our operation and customer support systems are primarily located at our facilities in Calabasas, California.
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
     Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including FDMS, National Processing Company, Global Payments, Inc. and NOVA Information Systems, Inc. (a subsidiary of U.S. Bancorp), that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants and smaller independent sales groups, gives us a competitive advantage over larger competitors, which have a broader market perspective and over competitors of a similar or smaller size that may lack our extensive experience and resources.
Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we realize greater than 90% of our revenue and results of operations from one business segment representing processing revenues and other fees from card-based payments. During 2008, 2007 and 2006, no single merchant represented 3% or more of our revenues. All revenues are generated and all of our long-lived assets are located in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.
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
     The total amount of consideration required to consummate the merger and the related transactions was approximately $895.4 million, consisting of (1) approximately $800.0 million to fund the payment of the merger consideration and payments in respect of the cancellation of outstanding stock options, (2) approximately $70.0 million to repay certain existing indebtedness of iPayment and (3) approximately $25.4 million to pay transaction fees and expenses. These funds were obtained from equity and debt financings as follows:
•	equity financing in an aggregate amount of $170.0 million provided through (1) the delivery of an aggregate of $166.6 million of iPayment common stock by Mr. Daily, on his own behalf and on behalf of certain related parties, and by Mr. Grimstad, on his own behalf and on behalf of certain related parties, and (2) approximately $3.4 million of cash provided by Mr. Daily;

•	a term loan of $515.0 million pursuant to a credit facility entered into between iPayment and a syndicate of lenders, which also included a $60.0 million revolving credit facility;

•	approximately $202.2 million raised through the private issuance by iPayment of senior subordinated notes; and

•	approximately $8.2 million funded by cash on hand and borrowings under the revolving credit facility described above.
Employees
     As of December 31, 2008, we and our wholly-owned subsidiaries employed 329 full-time personnel, including 16 information systems and technology employees, 34 risk management employees, 213 in operations and 66 in sales and administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.
Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.ipaymentinc.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors
Risks Relating to our Indebtedness
Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our debtholders.
     As of December 31, 2008, we had consolidated debt of $687.3 million, $494.6 million of which was senior indebtedness. Our substantial indebtedness could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to the debtholders. Our substantial indebtedness and significant reduction in available cash could also:
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
     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. For example, one factor impacting our cash flow is earnout payments owed under the terms of our previously consummated acquisitions of businesses and portfolios of merchant accounts. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on our senior subordinated notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot be sure that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our senior secured credit facility and senior subordinated notes. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
Despite our level of indebtedness, our current credit arrangements allow us to incur substantially more debt. Incurring such debt could further exacerbate the risks to our financial condition.
     Although the indenture governing our senior subordinated notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we are able to incur additional indebtedness if the “fixed charge coverage ratio,” as defined in the indenture governing our senior subordinated notes is above 2 to 1 for the periods set forth in the indenture, and, under certain circumstances, if the indebtedness is of a person acquired by us and we did not incur the indebtedness in contemplation of the acquisition. In addition, we may also incur an aggregate principal amount of additional indebtedness not to exceed $50.0 million. As of December 31, 2008, we would have been able to borrow an additional $60.0 million under our senior secured credit facility, and we and the subsidiary guarantors may be able to incur additional senior debt in the future, including under the senior secured credit facility. To the extent new debt is added to our current debt levels, our substantial leverage risks would increase.
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
     In addition, the credit agreement’s restrictions on us and the subsidiary guarantors are stricter than the indenture governing our senior subordinated notes. Examples of such restrictions are as follows:
•	The scope of permitted liens under the credit agreement is narrower than under the indenture. For example, the indenture permits us to incur liens to secure up to $5.0 million of additional permitted indebtedness, while the credit agreement permits us to incur liens to secure only up to $1.0 million of additional permitted indebtedness.

•	The credit agreement contains a general prohibition on restricted payments subject to certain exceptions, while the indenture permits us to make restricted payments up to an amount that is based, in part, on our cumulative consolidated net income since the date of the indenture.

•	The credit agreement generally prohibits the incurrence of additional indebtedness subject to certain exceptions, while the indenture permits us to incur additional indebtedness provided we maintain a fixed charge coverage ratio of 2:1.

•	The credit agreement requires us to maintain an agreed consolidated interest coverage ratio and consolidated leverage ratio at the end of each fiscal quarter. There is no comparable requirement in the indenture.

•	The credit agreement prohibits us from making dispositions of our property other than for cash and not in excess of $2.0 million in any fiscal year. The indenture does not prohibit such dispositions, but requires us to apply the net proceeds therefrom to repay senior debt, make certain investments or expenditures, and otherwise repay our senior subordinated notes.

•	The credit agreement prohibits us from prepaying our other debt, including our senior subordinated notes, while borrowings under our senior secured credit facility are outstanding.
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
Substantially all of our operations are conducted at the subsidiary level, which may materially adversely affect our ability to service our indebtedness.
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
     Additionally, not all of our subsidiaries guarantee our senior subordinated notes. Our subsidiaries that do not guarantee any of our other debt and subsidiaries we designate as unrestricted subsidiaries under the indenture do not guarantee the notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us. As of December 31, 2008, our non-guarantor subsidiaries had total assets of $3.5 million, and total liabilities of $0.9 million, and for the year then ended had total revenues of $35.8 million.
Our senior subordinated notes and the related guarantees are subordinated in right of payment to all of our and the subsidiary guarantors’ existing and future senior debt, and are effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt.
     Our senior subordinated notes and the related guarantees rank junior in right of payment to all of our existing and future senior debt, including the borrowings under our senior secured credit facility, and all existing creditors and future senior debt of our subsidiary guarantors, respectively. As of December 31, 2008, we had approximately $494.6 million of debt that was senior to our senior subordinated notes and $60.0 million of additional borrowing available under our senior secured credit facility. We may also incur additional senior or secured debt in the future, consistent with the terms of the indenture governing our senior subordinated notes and our other debt agreements.
     As a result of the subordination, upon any distribution to creditors in a bankruptcy, liquidation or reorganization or similar proceeding, the holders of our senior debt or senior debt of any of our subsidiary guarantors will be entitled to be paid in full before we or our subsidiary guarantors make any payment on our senior subordinated notes or related guarantees. Holders of our secured debt and the secured debt of any of our subsidiary guarantors similarly will have claims that are prior to claims of holders of our senior subordinated notes to the extent of the value of the assets securing such debt. The indenture governing the senior subordinated notes requires that amounts otherwise payable to holders of the notes in a bankruptcy or similar proceeding be paid to holders of senior debt instead. As a result, holders of our senior subordinated notes may receive less, ratably, than other creditors. We cannot be sure that sufficient assets will remain after making payments on our senior or secured debt to allow us to make any payments on our senior subordinated notes.
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

     Upon a change of control under the indenture, we will be required to offer to repurchase all of our senior subordinated notes then outstanding at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the repurchase date. Our senior secured credit facility provides that certain change of control events will be an event of default that will permit the required lenders to accelerate the maturity of all borrowings thereunder and terminate commitments to lend thereunder. An acceleration of the maturity of our senior secured credit facility would result in an event of default under our indenture. Any of our future debt agreements may contain similar provisions. We cannot be sure that we will have the financial resources to repurchase the senior subordinated notes, particularly if that change of control event triggers a similar repurchase requirement for, or results in the acceleration of other indebtedness. Our senior secured credit facility also prohibits us from redeeming or repurchasing our senior subordinated notes if a default exists under the senior secured credit facility and if we do not meet specified leverage ratios.
Changes in the financial and credit markets or in our credit ratings could adversely affect the market prices of our senior secured credit facility and our senior subordinated notes.
   The future market prices of our senior secured credit facility and our senior subordinated notes depend on a number of factors, including:
•	the prevailing interest rates being paid by companies similar to us;

•	our ratings with major credit rating agencies; and

•	the overall condition of the financial and credit markets.
     The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Fluctuations in these factors had adverse effects on the market prices of our senior secured credit facility and our senior subordinated notes in 2008, and further fluctuation may continue these adverse effects. In addition, credit rating agencies continually revise their ratings for companies that they follow, including us. We cannot be sure that any credit rating agencies that rate the senior secured credit facility and senior subordinated notes will maintain their ratings on our credit instruments. A negative change in our rating could have an adverse effect on the market price of the senior secured credit facility and the senior subordinated notes.
     Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the senior subordinated notes. The market for the senior subordinated notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of the senior subordinated notes.
We cannot be sure that an active trading market will be maintained for our senior subordinated notes.
     While the senior subordinated notes are eligible for trading in The PORTAL Market, a screen-based automated market for trading securities for qualified institutional buyers, there is no public market for the senior subordinated notes. We do not intend to apply for a listing of any of the senior subordinated notes on any securities exchange. We do not know if an active market will develop for the senior subordinated notes, or if developed, will continue. If an active market is not developed or maintained, the market price and the liquidity of the senior subordinated notes may be adversely affected. In addition, the liquidity and the market price of the senior subordinated notes may be adversely affected by changes in the overall market for high yield securities and by changes in our financial performance or prospects, or in the prospects of the companies in our industry.
Risks Relating to Our Business
We have faced, and may face in the future, significant chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, and we face potential liability for merchant or customer fraud; we may not accurately anticipate these liabilities.
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
     Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot be sure that these measures are or will be effective. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud could increase our chargeback liability.
     Charges incurred by us relating to chargebacks were $4.2 million, or 0.5% of revenues in 2008, and were $3.6 million, or 0.5% of revenues, in 2007.
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
     We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. In particular, we rely on FDMS through which we have undertaken to process 75% of our annual transactions. We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio of at least $5.5 million in fiscal 2009, and for each subsequent year through 2011, of at least 70% of the amount of the processing fee paid during the immediately preceding year. Our gross margins would be adversely affected if we were required to pay these minimum fees as a result of insufficient transactions processed by FDMS.
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
     Although we generally require that our agreements with our ISGs and service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot be sure that these contractual measures will prevent the unauthorized disclosure of merchant or customer data. In addition, our agreements with financial institutions require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately take these protective measures could result in protracted and costly litigation.
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
     We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. We target small merchants that generally have a higher rate of insolvency than larger businesses. During 2008, we experienced attrition ranging from 1.0% to 3.0% per month. Declining merchant charge volume due to weakening general economic conditions may increase attrition. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. We cannot predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations.
Our operating results are subject to seasonality, and, if our revenues are below our seasonal norms during our historically stronger second, third, and fourth quarters, our net income and cash flow could be lower than expected.
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
     Generally weak economic conditions have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues. In addition, in the current recessionary environment, the merchants we serve could be subject to a higher rate of insolvency which could adversely affect us financially. We bear credit risk for chargebacks related to billing disputes between credit card holders and bankrupt merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we may be liable for the full transaction amount of a chargeback.
If our merchant advance customers stop processing or become insolvent, our merchant advance loss exposure could increase.
     The weakening economy has caused some of our merchant advance customers to fail or close their businesses. In the current recessionary environment, the merchant advance customers we serve are subject to a higher rate of insolvency, which could adversely affect us financially. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we will experience losses for the remaining balance of the merchant advance. We no longer offer new merchant advances to our customers, and we will seek to recover any potential losses through other collection efforts.
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
     We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot be sure that our facilities, personnel and financial and management systems and controls will be adequate to support the expansion of our operations, and provide adequate levels of service to our merchants and independent sales groups. If we fail to effectively manage our growth, our business could be harmed.
ITEM 1B. Unresolved Staff Comments
     None.
ITEM 2. Properties
     Our principal executive offices are located in approximately 6,700 square feet of leased office space in Nashville, Tennessee. We also lease approximately 27,000 square feet in Calabasas, California, approximately 6,300 square feet in Santa Barbara, California, approximately 9,600 square feet in Minden, Nevada, approximately 16,000 square feet in Phoenix, Arizona, approximately 2,300 square feet in Novi, Michigan, and approximately 13,500 square feet in Akron, Ohio. Our joint venture, CPC, leases approximately 5,500 square feet in Larkspur, California. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our business.
ITEM 3. Legal Proceedings
     See Note 5 — Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for our common stock. On May 10, 2006, Holdings acquired all of our issued and outstanding common stock. Holdings is a wholly-owned subsidiary of iPayment Investors. Pursuant to the terms of our senior secured credit facility, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. We did not pay any cash dividends in 2008 or 2007. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.
ITEM 6. Selected Financial Data

			Period from
			January 1	May 11
			through	through	Year Ended	Year Ended
	Year Ended December 31,		May 10,	December 31,	December 31,	December 31,
	2004	2005	2006	2006	2007	2008
	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor
Statement of Operations Data:
Revenues	$364,182	$702,712	$252,514	$481,474	$759,109	$794,825
Operating expenses:
Interchange	176,562	407,736	145,459	279,653	437,955	450,570
Other cost of services	135,316	213,138	76,994	147,055	228,537	241,532
Selling, general and administrative	12,437	18,062	14,432	13,017	21,144	20,289

Total operating expenses	324,315	638,936	236,885	439,725	687,636	712,391

Income from operations	39,867	63,776	15,629	41,749	71,473	82,434
Other income (expenses):
Interest expense, net	(2,707)	(8,657)	(5,229)	(39,591)	(60,216)	(56,289)
Other	279	(1,423)	(6,729)	(2,187)	179	(750)

Total other expense	(2,428)	(10,080)	(11,958)	(41,778)	(60,037)	(57,039)

Income (loss) before income taxes	37,439	53,696	3,671	(29)	11,436	25,395
Income tax provision	12,704	20,915	3,343	713	6,005	10,500
Minority interest income (expense)	—	606	522	(148)	—	(592)

Net income (loss)	$24,735	$33,387	$850	$(890)	$5,431	$14,303

Balance Sheet Data (as of period end)
Cash and cash equivalents	888	1,023	N/A	96	33	3,589
Working capital (deficit)	10,889	(4,679)	N/A	(9,279)	(8,713)	(10,591)
Total assets	336,248	340,981	N/A	784,966	767,545	768,864
Total long-term debt, including current portion	168,440	100,329	N/A	714,656	697,357	687,326
Stockholders’ equity	154,016	209,353	N/A	16,890	17,216	26,605

Financial and Other Data:
Charge volume (in millions) (unaudited) (1)	12,850	25,725	9,072	17,265	26,797	26,783
Capital expenditures	897	1,133	587	1,510	1,110	2,374
Ratio of earnings to fixed charges (2)	14.83	7.32	1.87	1.04	1.20	1.41

(1)	Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants, which is provided to us by our third-party processing vendors.

(2)	Computed in accordance with Item 503(d) of Regulation S-K. For purposes of computing the ratio of earnings to fixed charges, fixed charges consist of interest expense on long-term debt and capital leases, amortization of deferred financing costs and that portion of rental expense deemed to be representative of interest. Earnings consist of income (loss) before income taxes and minority interest, plus fixed charges and minority interest in pre-tax losses of subsidiaries that have not incurred fixed charges. The ratio of earnings to fixed charges differs from the fixed charge coverage ratio computed for the purposes of the indenture governing our senior subordinated notes and from the consolidated interest coverage ratio computed for the purpose of the credit agreement governing the senior secured credit facility.

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
Executive Overview
     We are a provider of credit and debit card-based payment processing services to small merchants across the United States. As of December 31, 2008, we provided our services to approximately 145,000 small merchants. Our payment processing services enable our merchants to accept credit cards as well as other forms of electronic payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through independent sales groups, which gives us a non-employee, external sales force. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third-party processors such as FDMS and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, in our main operating center in Calabasas, California.
     Our strategy has been to increase profits by increasing our penetration of the expanding small merchant marketplace for payment services. Our operating results point to our successful execution of this strategy during 2008. Charge volume remained consistent at $26,783 million in 2008, compared to $26,797 million in 2007. The deterioration in the United States’ economic environment has impacted the growth in charge volumes in the industry. Industry sources indicated weakening charge volume growth in the third quarter of 2008, with charge volume in the fourth quarter declining when compared to the prior year. We currently expect this trend to continue in 2009. Likewise, our revenue declined in the fourth quarter despite the acquisitions of two businesses since the fourth quarter of 2007. Despite the downturn in the economy principally in the fourth quarter, revenues for the year increased 4.7% to $794.8 million in 2008 from $759.1 million in 2007. This increase was due to the acquisitions of two businesses. Income from operations increased to $82.4 million in 2008, from $71.5 million in 2007. Income from operations for the year ended December 31, 2007 included closing costs for the Chicago operating center as discussed in Note 9 of the Notes to Consolidated Financial Statements.
     Net interest expense decreased to $56.3 million in 2008 from $60.2 million in 2007, reflecting a lower average interest rate and lower funded debt. Our effective income tax rate also decreased to approximately 41.3% in 2008, from approximately 52.5% in 2007, primarily due to expenses incurred through the adoption of FIN 48 and an increase in the valuation allowance for certain state net operating losses in 2007.
     As a result of the Transaction, the consolidated financial statements present our results of operations, financial position and cash flows prior to the date of the Transaction as the “Predecessor.” The financial effects of the Transaction and our results of operations, financial position and cash flows following the closing of the Transaction are presented as the “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the year ended December 31, 2006. However, in order to facilitate an understanding of our results of operations for the year ended December 31, 2006, in comparison with the years ended December 31, 2007 and 2008, in this section our Predecessor results and our Successor results for calendar 2006 are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.
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
Acquisitions
     Since December 2003, we have expanded our card-based payment processing services through the acquisition of five businesses, two significant portfolios and several smaller portfolios of merchant accounts, as set forth below. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 56,000 active small merchants on January 1, 2003, to approximately 145,000 on December 31, 2008. In addition, primarily due to these acquisitions, our revenues increased to $794.8 million in 2008, from $759.1 million in 2007 and from $734.0 million in 2006.
     The following table lists each of the acquisitions that we have made since December 2003:

Acquired Business or Significant
Portfolio of Merchant Accounts	Date of Acquisition

FDMS Bank Portfolio	December 2003
Transaction Solutions	September 2004
FDMS Merchant Portfolio	December 2004
Petroleum Card Services	January 2005
iPayment ICE of Utah, LLC	June 2005
National Processing Management Group	October 2005
Cambridge Payment Systems	December 2007
Merchant Service Center	April 2008
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
     On September 15, 2004, we entered into an agreement to purchase substantially all the assets of TS Black and Gold, LP (“Transaction Solutions”). Transaction Solutions is a provider of credit card transaction processing services. Consideration included cash at closing and contingent payments based upon future performance over two years, all of which was paid as of December 31, 2006. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Transaction Solutions from September 1, 2004, were included in our Consolidated Statements of Operations.
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
     In January 2005, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of Petroleum Card Services. Consideration included cash at closing and a contingent payment based on performance over the first two years. The first year contingent payment criteria was achieved and accrued for in our consolidated balance sheet as of December 31, 2005, and was subsequently paid in January 2006. Petroleum Card Services is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Petroleum Card Services from January 1, 2005, were included in our Consolidated Statements of Operations.
     In June 2005, we acquired a 51% interest in the joint venture iPayment ICE of Utah, LLC, a provider of credit card transaction processing services (“ICE”). The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of ICE from June 1, 2005, were included in our Consolidated Statements of Operations. During 2008, we acquired the remaining 49 percent interest in this joint venture for less than $0.1 million, which caused this entity to now be wholly-owned. At that time, we legally dissolved the entity iPayment ICE of Utah, LLC and our subsidiary iPayment ICE Holdings, Inc., which had previously held our 51% interest in ICE.
     In October 2005, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of National Processing Management Group (“NPMG”). Consideration included cash at closing and contingent payment based on performance in 2006 and 2007. The first year contingent payment criteria were achieved and accrued for in our consolidated balance sheet as of December 31, 2006, and subsequently paid in February 2007. NPMG is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of NPMG from October 1, 2005, were included in our Consolidated Statements of Operations.
     In December 2007, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of Cambridge Payment Systems (“Cambridge”). Consideration included cash at closing and contingent payment based on performance in 2008, 2009, and 2010. Cambridge is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Cambridge from January 1, 2008, were included in our Consolidated Statements of Operations.
     In April 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center, an independent sales group with a growing portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Merchant Service Center is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Merchant Service Center were included in our Consolidated Statements of Operations beginning April 1, 2008 pursuant to the provisions of the Asset Purchase Agreement.
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
     We completed our most recent annual goodwill impairment review as of December 31, 2008, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of December 31, 2008, and determined no impairment charge was required.
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced monthly attrition ranging from 1.0% to 3.0% of our total charge volume.
     For all periods through the period ended May 10, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during the same periods. Effective May 11, 2006, we adopted such an accelerated method of amortization over a fifteen-year period, which we believe better approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the year ended December 31, 2008 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $2.4 million to better approximate the distribution of actual cash flows generated by the merchant processing portfolios.
     Revenue and Cost Recognition. Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon each merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, discount income on merchant advances and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.
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
     Other costs of services include costs directly attributable to processing and bank sponsorship costs, which amounted to $38.1 million, $40.1 million, $28.3 million, and $15.8 million in the year ended December 31, 2008, the year ended December 31, 2007, the period from May 11 to December 31, 2006, and the period from January 1 to May 10, 2006, respectively. They also include related services to our merchants such as residual payments to independent sales groups, which are commissions we pay to our independent sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
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
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the period from January 1, 2006 through May 10, 2006 (Predecessor) was $4,467,000, with an associated tax benefit of $1,742,000. The share-based compensation expense recognized for the period from January 1, 2006, through May 10, 2006 (Predecessor), includes $3,633,000 (with an associated tax benefit of $1,417,000) due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized under SFAS No. 123R for the period from May 11, 2006 to December 31, 2006 (Successor) and all subsequent periods, as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
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
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At December 31, 2008 and 2007, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.0 million, respectively.
     We also maintain a reserve for merchant advance losses. In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. However, we no longer offer new merchant advances to our customers. During the term of our existing advances, there is risk that an advance may be deemed uncollectible. We evaluate the risk of potential loss for each advance and record a loss reserve accordingly. As of December 31, 2008, our reserve for merchant advances was $3.8 million and is included in “Investment in merchant advances” in our Consolidated Balance Sheets.
     Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. At December 31, 2008, we had approximately $1.3 million of federal net operating loss carryforwards related to prior years that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $26.2 million as of December 31, 2008.
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
     Minority Interest. We currently own a 20 percent interest in a joint venture, Central Payment Co, LLC (“CPC”). We previously owned a 51 percent interest in a second joint venture, iPayment ICE of Utah, LLC (“ICE”). However, during the third quarter of 2008, we acquired the remaining 49 percent of ICE for less than $0.1 million, which caused ICE to now be wholly-owned. The minority interest in equity of consolidated subsidiaries was zero on the Consolidated Balance Sheets at December 31, 2007, as the original investments by the minority shareholders had been absorbed by their proportionate share of the losses of the consolidated subsidiaries. In 2008, we recorded a minority interest of $0.6 million in respect of our remaining joint venture, CPC.
     We account for our investments pursuant to the provisions of SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities. Under this method, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity. As a result, we consider the investment as a variable interest entity, and as the primary beneficiary, we consolidate CPC.
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments (all interest rate swaps) at December 31, 2008, was $20.4 million, and was included as other liabilities in our consolidated balance sheet. The underlying terms of the interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive gain in our consolidated balance sheet.
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
     Restructuring. We accounted for our restructuring related to the Westchester, Illinois office closure in 2007 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities . Under SFAS No. 146, we recognize costs associated with an exit or disposal activity when the liability is incurred and establish the fair value for initial measurement of the liability. We recognized approximately $0.9 million of restructuring costs during 2007. At December 31, 2008 we had no remaining liabilities related to the office closure.

Components of Revenues and Expenses
     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, discount income on merchant advances and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time. In December 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be collected through reductions in amounts otherwise paid to them on future transactions processed by the Company. These merchant advances are reflected in Investment in merchant advances in the Consolidated Balance Sheets. The merchant advances are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Income Statements using the effective interest method. In connection with the origination of certain of these advances, origination or other fees may be incurred by the Company. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances.
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
     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to independent sales groups, which are commissions we pay to our independent sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method based on an average historical attrition rate of approximately 15% per year over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolio. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.
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

Results of Operations

Years ended December 31, 2008 and 2007 (in thousands, except percentages)
     The following table sets forth our operating results for the periods indicated as a percentage of our revenues:

		% of		% of
		Total		Total	Change
	2008	Revenue	2007	Revenue	Amount	%
Statement of Operations Data:
Revenues	$794,825	100.0%	$759,109	100.0%	$35,716	4.7%
Operating expenses:
Interchange	450,570	56.7%	437,955	57.7%	12,615	2.9%
Other cost of services	241,532	30.4%	228,537	30.1%	12,995	5.7%
Selling, general and administrative	20,289	2.6%	21,144	2.8%	(855)	-4.0%

Total operating expenses	712,391	89.6%	687,636	90.6%	24,755	3.6%

Income from operations	82,434	10.4%	71,473	9.4%	10,961	15.3%
Other (expenses) income:
Interest expense, net	(56,289)	-7.1%	(60,216)	-7.9%	3,927	-6.5%
Other, net	(750)	-0.1%	179	0.0%	(929)	-519.0%

Total other expense, net	(57,039)	-7.2%	(60,037)	-7.9%	2,998	-5.0%

Income before income taxes	25,395	3.2%	11,436	1.5%	13,959	122.1%
Income tax provision	10,500	1.3%	6,005	0.8%	4,495	74.9%
Minority interest expense	(592)	-0.1%	—	0.0%	(592)	-100.0%

Net (loss) income	$14,303	1.8%	$5,431	0.7%	$8,872	163.4%

     Revenues. Revenues increased 4.7% to $794.8 million in 2008 from $759.1 million in 2007. Revenues increased as a result of the acquisitions of businesses in December 2007 and April 2008. Acquired revenues accounted for all of the growth in revenues for the year ended December 31, 2008, as compared to the same period ended December 31, 2007.
     Interchange. Interchange expense increased 2.9% to $450.6 million in 2008 from $438.0 million in 2007. The increase was primarily attributable to increased charge volumes from the acquisitions of businesses in December 2007 and April 2008. Interchange expenses as a percentage of total revenues decreased to 56.7% in 2008 from 57.7% in 2007. Average interchange costs increased in relation to charge volume, but were accompanied by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services increased 5.7% to $241.5 million in 2008 from $228.5 million in 2007. Other costs of services represented 30.4% of revenues in 2008 as compared to 30.1% of revenues in 2007. The increase was primarily attributable to increased expense for merchant losses and merchant advance losses, partially offset by reductions in processing costs.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 4.0% to $20.3 million in 2008 from $21.1 million in 2007, despite the acquisitions of two businesses. The decrease was primarily attributable to the elimination of costs associated with the closing of the Chicago operating center in early 2007 and reduced headcount at our other operating centers.
     Other Expense. Other expense decreased $3.0 million to $57.0 million in 2008 from $60.0 million in 2007. Other expense in 2008 primarily consisted of $56.3 million of net interest expense. Interest expense in 2008 decreased $3.9 million from 2007, reflecting a lower average interest rate and lower funded debt.
     Income Tax. Income tax expense increased $4.5 million to $10.5 million in 2008 from $6.0 million in 2007 due to an increase in taxable income. The increase was the result of increased income from operations, driven by an increase in revenues, and a decrease in interest expense. Income tax expense as a percentage of income before taxes was 41.3% in 2008, compared to 52.5% in 2007. The effective tax rate in 2008 included an increase in the valuation allowance for certain state net operating losses and cancellation of debt income, both of which increased the effective tax rate. The effective tax rate in 2007 included expenses incurred through the adoption of FIN 48 and an increase in the valuation allowance for certain state net operating losses, both of which increased the effective rate.
     Minority Interest. Minority interest expense during in 2008 was $0.6 million as compared to no minority interest expense in 2007. Minority interest expense comes from our acquisition of a 20 percent interest in a joint venture that was formed in February 2006, which turned profitable in the second half of 2007. During 2007, we absorbed any additional losses after losses in this entity exceeded the minority partners’ investments.

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
     Other Expense. Other expense increased $6.3 million to $60.0 million in 2007 from $53.7 million in 2006. Other expense in 2007 primarily consisted of $60.2 million of net interest expense. Other expense increased due to a full year of interest expense on the senior secured credit facility.
     Income Tax. Income tax expense increased $1.9 million to $6.0 million in 2007 from $4.1 million in 2006 due to an increase in taxable income. The increase was the result of increased revenues and a $9.3 million favorable change in other expense primarily due to Transaction-related expenses in 2006. Income tax expense as a percentage of income before taxes was 52.5% in 2007, compared to 110.9% in 2006. The decrease in the effective tax rate was caused by approximately $7.2 million of Transaction-related expenses which were not deductible for tax purposes in 2006.
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

Liquidity and Capital Resources
     As of December 31, 2008, we had cash and cash equivalents totaling $3.6 million, compared to $0.1 million as of December 31, 2007. We had a net working capital deficit (current liabilities in excess of current assets) of $10.6 million at December 31, 2008, compared to $9.9 million as of December 31, 2007. The working capital change consisted primarily of an increase in the current portion of long-term debt as a result of a $12.2 million debt principal payment required by the excess cash flow sweep covenant within our senior secured credit facility. We paid the excess cash flow sweep covenant amount in February 2009. The working capital change also consisted of an increase in merchant advances of $4.3 million and a reduction in accounts payable of $4.0 million which was offset by an increase in cash of $3.6 million.
     We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. See “Contractual Obligations” below for a description of future required uses of cash. Our ability to have the necessary liquidity to operate our business may be adversely impacted by a number of general economic factors, including continued decreases in consumer spending, which could lead to deterioration in our operating performance and cash flow. Such deterioration could, among other things, impact our ability to comply with financial covenants in our existing credit facilities. Under such circumstances, a continuation of the difficult conditions in the credit markets could limit the availability of credit and increase the cost of financing. We cannot be certain that any additional required financing would be available on acceptable terms to us, if at all. We currently expect that we will continue to comply with established financial covenants under our debt agreements in 2009. However, if the economic environments in which we operate were to further deteriorate beyond current expectations, it could adversely affect our ability to remain in compliance with our covenants, which could have an adverse effect on our liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.
     Operating activities
     Net cash provided by operating activities was $46.4 million in 2008, consisting of net income of $14.3 million, adjusted for depreciation and amortization of $38.0 million, noncash interest expense of $2.4 million and net unfavorable changes in operating assets and liabilities of $8.3 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in deferred tax assets, an increase in income taxes payable, and an increase in accounts receivable.
     Net cash provided by operating activities was $41.4 million in 2007, consisting of net income of $5.4 million, adjusted for depreciation and amortization of $35.9 million, noncash interest expense of $2.2 million and net unfavorable changes in operating assets and liabilities of $2.2 million. The net unfavorable change in operating assets and liabilities was primarily caused by a decrease in other assets, an increase in accounts receivable, and an increase in income taxes payable.
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
     Investing activities
     Net cash used by investing activities was $32.7 million in 2008. Net cash used by investing activities primarily consisted of $22.1 million for the acquisition of businesses, $4.3 million of investments in merchant advances, $4.2 million of payments for contract modifications for prepaid residual expenses and $2.4 million of capital expenditures. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used by investing activities was $24.2 million in 2007. Net cash used by investing activities consisted of $13.5 million for the purchase of a business, $8.8 million paid for earnout payments associated with acquisitions from a prior period, $0.7 million of payments for contract modifications for prepaid residual expenses, $1.1 million of capital expenditures, and a $0.2 million increase in restricted cash.
     Net cash used by investing activities was $27.2 million in 2006. Net cash used by investing activities consisted of $26.2 million paid for earnout payments associated with acquisitions from a prior period, $0.9 million of payments for contract modifications for prepaid residual expenses and $2.1 million of capital expenditures, partially offset by a $2.0 million reduction in restricted cash.
     Financing activities
     Net cash used in financing activities was $10.2 million in 2008, consisting primarily of repayments on our senior secured credit facility of $6.9 million, $2.2 million of repayments on our revolving credit facility, and repurchases of our senior subordinated notes of $1.1 million,
     Net cash used in financing activities was $17.2 million in 2007, consisting primarily of repayments on our senior secured credit facility of $9.7 million and repurchases of our senior subordinated notes of $8.9 million, partially offset by $1.4 million of net borrowings on our revolving credit facility.
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
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.25 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 on December 31, 2011. The required debt-to-EBITDA covenant ratio at December 31, 2009 will be 5.50 to 1.00. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2008, the payment attributable to this covenant was $12.2 million and is included in the current portion of long-term debt. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At December 31, 2008, we had outstanding $494.6 million of term loans at a weighted average interest rate of 5.42% and no borrowings under the revolving credit facility.
     Under the senior secured credit facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1).
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
     During 2007, the Company spent $8.9 million on repurchases of senior subordinated notes. During 2008, the Company spent an additional $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007 and 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases under that amendment. At December 31, 2008, we had outstanding $194.5 million of senior subordinated notes and $1.9 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $4.9 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $5.8 million as of December 31, 2008, which is materially consistent with amounts computed using an effective interest method. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $2.2 million for the year ended December 31, 2008.
Contractual Obligations
     The following table of our material contractual obligations as of December 31, 2008, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future EBITDA results. In 2008, we had no earnout payments. We currently estimate that we will pay an aggregate of $3.0 to $5.0 million in earnout payments in 2009, 2010, and 2011 combined.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
			(in thousands)
Credit Facility	$494,638	$17,324	$10,300	$467,014	$—
Senior Subordinate Notes	194,500	—	—		194,500
Interest (1)	187,144	44,756	75,918	54,618	11,852
Capital lease obligations	56	23	33	—	—
Operating lease obligations	2,741	1,520	927	294	—
Purchase obligations (2)(3)(4)	12,133	5,540	6,593	—	—

Total contractual obligations	$891,212	$69,163	$93,771	$521,926	$206,352

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of December 31, 2008, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 6 to our Consolidated Financial Statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $5.5 million in fiscal year 2009, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitment for years after 2009, included in the table above, is based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2008, and are excluded from this table.
     We expect to be able to fund our operations, capital expenditures and the contractual obligations above (other than repayment of our senior secured credit facility and revolving credit facility) using our cash from operations. We intend to use our revolving credit facility primarily to fund additional acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and the contractual obligations above using cash from operations, we intend to use borrowings under our revolving credit facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive funding opportunities that may arise in the future. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States because a majority of our indebtedness is at variable rates. As of December 31, 2008, $494.6 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.2 million.
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

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of iPayment, Inc.:
     We have audited the accompanying consolidated balance sheets of iPayment, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 27, 2009

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share amounts)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,589	$33
Accounts receivable, net of allowance for doubtful accounts of $998 and $768 at December 31, 2008 and December 31, 2007, respectively	25,693	24,726
Prepaid expenses and other current assets	2,286	2,864
Investment in merchant advances, net of allowance for doubtful accounts of $3,822 and $0 at December 31, 2008 and December 31, 2007, respectively	4,460	116
Deferred tax assets	3,442	1,004

Total current assets	39,470	28,743

Restricted cash, net of allowance for doubtful accounts of $293 and $0 at December 31, 2008 and December 31, 2007, respectively	999	1,266
Property and equipment, net	4,714	3,753
Intangible assets and other, net of accumulated amortization of $95,286 and $59,109 at December 31, 2008 and December 31, 2007, respectively.	176,548	198,003
Goodwill	527,912	518,639
Deferred tax asset	4,991	—
Other assets, net	14,230	17,141

Total assets	$768,864	$767,545

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,012	$6,005
Income taxes payable	8,336	6,301
Accrued liabilities and other	22,366	19,406
Current portion of long-term debt	17,347	6,899

Total current liabilities	50,061	38,611

Minority interest in equity of consolidated subsidiaries	592	—
Deferred tax liabilities	—	6,602
Long-term debt	669,979	690,458
Other liabilities	21,627	14,658

Total liabilities	742,259	750,329

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2008, and December 31, 2007	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $8,178 and $4,903 at December 31, 2008, and December 31, 2007, respectively.	(12,268)	(7,354)
Retained earnings	18,818	4,515

Total stockholders’ equity	26,605	17,216

Total liabilities and stockholders’ equity	$768,864	$767,545

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

			Period from
			May 11	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	May 10,
	2008	2007	2006	2006
	Successor	Successor	Successor	Predecessor
Revenues	$794,825	$759,109	$481,474	$252,514

Operating expenses:
Interchange	450,570	437,955	279,653	145,459
Other costs of services	241,532	228,537	147,055	76,994
Selling, general and administrative	20,289	21,144	13,017	14,432

Total operating expenses	712,391	687,636	439,725	236,885

Income from operations	82,434	71,473	41,749	15,629

Other expense:
Interest expense, net	56,289	60,216	39,591	5,229
Other expense (income), net	750	(179)	2,187	6,729

Income (loss) before income taxes and minority interest in earnings (losses) of consolidated subsidiaries	25,395	11,436	(29)	3,671

Income tax provision	10,500	6,005	713	3,343

Minority interest in (earnings) losses of consolidated subsidiaries	(592)	—	(148)	522

Net income (loss)	$14,303	$5,431	$(890)	$850

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME
(In thousands, except share data)

	Stockholders’ Equity
				Accumulated
				Other	Retained
	Common Stock		Deferred	Comprehensive	Earnings
	Shares		Compensation	Loss	(Deficit)	Total

Balance at December 31, 2005	17,725,181	$155,870	$(3,413)	$—	$56,896	$209,353
Exercise of stock options and related tax benefits	16,508	10,154	—	—	—	10,154
Amortization of restricted stock	—	—	3,413	—	—	3,413
Issuance of stock options to nonemployees for services rendered	—	42	—	—	—	42
Stock options issued to employees	—	4,467	—	—	—	4,467
Net income	—	—	—	—	850	850

Balance at May 10, 2006	17,741,689	$170,533	$—	$—	$57,746	$228,279
Repurchase of common stock	(17,741,689)	(633,702)	—	—	—	(633,702)
Revaluation of equity following change of control	100	483,224	—	—	(57,746)	425,478
Comprehensive income:
Net loss	—	—	—	—	(890)	(890)
Unrealized loss on fair value of derivatives, net of tax benefits of $1,517	—	—	—	(2,275)	—	(2,275)

Total comprehensive income						(3,165)

Balance at December 31, 2006	100	$20,055	$—	$(2,275)	$(890)	$16,890
Unrealized loss on fair value of derivatives, net of tax benefits of $3,386	—	—	—	(5,079)	—	(5,079)
FIN 48 beginning balance adjustment, net of tax benefits of $13	—	—	—	—	(26)	(26)
Net income	—	—	—	—	5,431	5,431

Balance at December 31, 2007	100	20,055	—	(7,354)	4,515	17,216
Unrealized loss on fair value of derivatives, net of tax benefits of $3,276	—	—	—	(4,914)	—	(4,914)
Net income	—	—	—	—	14,303	14,303

Balance at December 31, 2008	100	20,055	—	(12,268)	18,818	26,605

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

			Period from
			May 11	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	May 10,
	2008	2007	2006	2006
	Successor	Successor	Successor	Predecessor

Cash flows from operating activities
Net income (loss)
Adjustments to reconcile net income to net cash provided by operating activities	$14,303	$5,431	$(890)	$850
Depreciation and amortization	38,041	35,948	25,558	14,026
Stock-based compensation	—	—	—	7,719
Noncash interest expense and other

Changes in assets and liabilities, excluding effects of acquisitions:	2,433	2,203	1,340	2,958
Accounts receivable	(967)	(1,792)	(13,820)	13,488
Prepaid expenses and other current assets	612	(162)	319	(461)
Other assets	(5,851)	(5,595)	5,978	(6,017)
Accounts payable and income taxes payable	(1,958)	5,865	4,653	(4,444)
Accrued liabilities and other	(174)	(487)	(13,351)	20,322

Net cash provided by operating activities	46,439	41,411	9,787	48,441

Cash flows from investing activities
Change in restricted cash	267	(230)	1,004	1,050
Expenditures for property and equipment	(2,374)	(1,110)	(1,510)	(587)
Investment in merchant advances	(4,344)	—	—	—
Acquisitions of businesses and portfolios, net of cash acquired, and payments related to businesses previously acquired	(22,063)	(22,147)	(14,738)	(11,500)
Payments for prepaid residual expenses	(4,160)	(719)	(355)	(524)

Net cash used in investing activities	(32,674)	(24,206)	(15,599)	(11,561)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	(2,200)	1,350	850	(100,000)
Proceeds received in exchange for ownership interest in Successor company	—	—	3,378	—
Repayments of debt	(8,009)	(18,618)	(3,920)	(28)
Proceeds from issuance of debt, net of finance costs	—	—	(120)	701,165
Repurchase of common stock	—	—	(633,702)	—
Proceeds from issuance of common stock	—	—	—	382

Net cash (used in) provided by financing activities	(10,209)	(17,268)	(633,514)	601,519

Net increase (decrease) in cash and cash equivalents	3,556	(63)	(639,326)	638,399
Cash and cash equivalents, beginning of period	33	96	639,422	1,023

Cash and cash equivalents, end of period	$3,589	$33	$96	$639,422

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$13,917	$5,943	$321	$4,866
Cash paid during the period for interest	$54,072	$57,616	$35,015	$2,663

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$2,456	$—	$5,168	$—

Non-cash (decreases) increases in assets (liabilities):
Intangible assets	$—	$—	$71,707	$—
Goodwill	$(2,277)	$—	$379,091	$—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Organization and Business and Basis of Presentation

Organization and Business
     iPayment, Inc. (“iPayment”) was originally incorporated as iPayment Holdings, Inc. in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. iPayment is a provider of card-based payment processing services to small business merchants located across the United States. We enable merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. We market and sell our services primarily through independent sales groups.
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
Basis of Presentation
     The accompanying consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Minority Interest in Equity of Consolidated Subsidiaries” on our consolidated balance sheets. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
     Total consideration given in the Transaction was $800.0 million paid to purchase the outstanding shares of the Company. In addition, the Company paid the outstanding balance of $70.0 million under the Company’s previous credit facility and $25.4 million of transaction costs. The Transaction was funded with $170.0 million of equity financing, approximately $515.0 million from a term loan facility and net proceeds of $202.2 million from the issuance of 9 3 /4% senior subordinated notes due in 2014, with the balance funded by borrowings under the Company’s new $60.0 million revolving credit facility. The credit agreements and the indenture governing the senior subordinated notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries. The senior secured credit facility and senior subordinated notes are more fully described in Note 7.
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
     The following table presents the unaudited pro forma results as if the Transaction and related financing had occurred at the beginning of 2006:

Year ended
December 31,
2006
Gross revenues	$733,988
Income from operations	$64,532
Interest expense	$60,719
Net income	$2,626
     The unaudited pro forma results shown include incremental amortization and interest expense and related tax benefits as if the debt incurred in the Transaction had been incurred on January 1, 2005, and assumes no principal payments. The assumed interest rates are those in effect as of December 31, 2006, and the assumed effective tax rate is 39.0%. The unaudited pro forma results exclude expenses related to the Transaction, including compensation expense related to stock options and restricted stock of $7.9 million and professional fees and other Transaction-related expenses of $8.8 million. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the Transaction and related financing had occurred at the beginning of 2006.
     As a result of the Transaction, the Company had 100 shares of common stock outstanding at December 31, 2008. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of iPayment, Inc. and its wholly owned subsidiaries iPayment of California, LLC, 1st National Processing Inc, E-Commerce Exchange Inc, iPayment of Maine, Inc, OnLine Data Corporation, CardSync Processing, Inc, CardPayment Solutions, LLC, TS Acquisition Sub, LLC, PCS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc, NPMG Acquisition Sub, LLC, iFunds Cash Solutions, LLC, Cambridge Acquisition Sub, LLC, MSC Acquisition Sub, LLC, iScan Solutions, LLC, iPayment Acquisition Sub, iPayment of Eureka, Inc, and iPayment Central Holdings, Inc., as well as its joint venture subsidiary Central Payment Co., LLC. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between iPayment, Inc., including its subsidiaries, and its directors and officers are disclosed as related party transactions (Note 10).
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

     Other costs of services include costs directly attributable to processing and bank sponsorship costs, which amounted to $38.1 million, $40.1 million, $28.3 million, and $15.8 million in the year ended December 31, 2008, the year ended December 31, 2007, the period from May 11 to December 31, 2006, and the period from January 1 to May 10, 2006, respectively. They also include related services to our merchants such as residual payments to sales groups, which are commissions we pay to our sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
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
Cash and Cash Equivalents and Statements of Cash Flows
     For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and securities with original maturities of three months or less. Our cash accounts at various banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash and cash equivalents in excess of FDIC insured limits totaled $3.0 million at December 31, 2008. There were no cash and cash equivalents in excess of FDIC insured limits at December 31, 2007.
Restricted Cash
     Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral. Restricted cash in excess of FDIC insured limits totaled $0.6 million and $0.9 million at December 31, 2008 and 2007, respectively. At December 31, 2008, restricted cash on our balance sheet is shown net of allowance for doubtful accounts of $0.3 million. See “Other — Merrick Bank” in Note 5 for further discussion on the allowance for doubtful accounts.
Accounts Receivable, net
     Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2008 and 2007 was $1.0 million and $0.8 million, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.
Property and Equipment, net
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expense for property and equipment for the year ended December 31, 2008, the year ended December 31, 2007, the period from May 11 to December 31, 2006, and the period from January 1 to May 10, 2006 was $1.6 million, $1.2 million, $0.7 million, and $0.3 million, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.
Intangible Assets, net
     Intangible assets primarily include merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (Note 3). For all periods through the period ended May 10, 2006, the straight-line method of amortization over a seven-year period resulted in the proper approximation of the distribution of the actual cash flows generated from our merchant processing portfolios. The adoption of an accelerated method of amortization based on an average historical attrition rate of approximately 15% over a fifteen-year period would have resulted in the recognition of similar amounts of amortization expense as the straight-line method used by us during the same periods. Effective May 11, 2006, we adopted such an accelerated method of amortization over a 15-year period, which we believe better approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the year ended December 31, 2008 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $2.4 million to better approximate the distribution of actual cash flows generated by the merchant processing portfolios.

     Estimated useful lives are determined for merchant processing portfolios based on the life of the expected cash flows from the underlying merchant accounts and for other intangible assets primarily over the remaining terms of the contracts. During the year ended December 31, 2008, the year ended December 31, 2007, the period from May 11 to December 31, 2006, and the period from January 1 to May 10, 2006, amortization expense related to intangible assets was $36.3 million, $34.5 million, $24.8 million, and $13.5 million, respectively. As of December 31, 2008, estimated amortization expense for each of the five succeeding years is expected to be as follows (in thousands):

Year ended December 31,	Amount
2009	$36,931
2010	30,070
2011	24,266
2012	19,513
2013	15,469
Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2008. Actual amounts will increase if additional amortizable intangible assets are acquired.

Goodwill
     We follow SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with SFAS No. 142, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples of other publicly traded institutions in our industry, the current economic environment, and the choice of an appropriate discount rate.
     We completed our most recent annual goodwill impairment review as of December 31, 2008, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill. All goodwill impairment testing is performed by an independent third party in conjunction with the Company. We determined that no impairment charge to goodwill was required.
Impairment of Long-Lived Assets
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed as of December 31, 2008 for goodwill and intangible assets, we concluded that none of our long-lived assets were impaired.
Other Assets
     Other assets at December 31, 2008 and 2007, include approximately $0.4 million and $1.2 million, respectively, of notes receivable (an additional $0.6 million and $1.2 million are included in prepaid expenses and other current assets at December 31, 2008 and 2007, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6% to 12%, and are payable back to us through 2012. We secure the loans by the independent sales group’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups.
     Also included in other assets at December 31, 2008 and 2007, are approximately $10.7 million and $12.9 million of debt issuance costs (net of accumulated amortization of $5.9 million and $3.6 million, respectively), which are being amortized over the terms of the related debt agreements using the straight-line method which approximates the effective interest method. Other assets also include sales-type leases held for investment, which are stated at the present value of the future minimum lease payments and estimated residual values discounted at the rate implicit in the lease, net of allowances for losses. Sales-type leases held for investment included in other assets were approximately $0.5 million and $0.7 million at December 31, 2008 and 2007, respectively.
Reserve for Losses on Merchant Accounts
     We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses of $4.2 million, $3.6 million, $2.2 million, and $1.4 million for the year ended December 31, 2008, the year ended December 31, 2007, the period from May 11 to December 31, 2006, and the period from January 1 to May 10, 2006, respectively, are included in other costs of services in the accompanying Consolidated Statements of Operations. At December 31, 2008 and 2007, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.0 million, respectively.
     We also maintain a reserve for merchant advance losses. In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. During the term of the advance, there is risk that the advance may be deemed uncollectible. We analyze the adequacy of our reserve for merchant advance losses for each reporting period. We conduct an impairment assessment for each advance and record any necessary loss reserve accordingly. The reserve for merchant advance losses is comprised of two components: (1) a reserve calculated using different reserve percentages for various stratifications of specifically identified merchant advances for which losses are probable and estimable and (2) a reserve on the remaining balance of merchant advances calculated based upon historical loss experience and taking into account general macroeconomic and other factors. As of December 31, 2008, our reserve for merchant advances was $3.8 million and is included in “Investment in merchant advances” in our Consolidated Balance Sheets.
Financial Instruments
     We believe the carrying amounts of financial instruments at December 31, 2008, including cash, restricted cash, accounts receivable, sales-type leases held for investment, and accounts payable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our senior subordinated notes, net of discount, is $193 million at December 31, 2008. We estimate the fair value to be approximately $109 million, considering executed trades occurring around December 31, 2008. The carrying value of the senior secured credit facility is $495 million at December 31, 2008. We estimate the fair value to be approximately $319 million, considering executed trades occurring around December 31, 2008.
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
     Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the period from January 1, 2006 through May 10, 2006 (Predecessor), was $4.5 million, with an associated tax benefit of $1.7 million. The share-based compensation expense recognized for the period from January 1 through May 10, 2006 (Predecessor), includes $3.6 million (with an associated tax benefit of $1.4 million) due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized in accordance with SFAS No. 123R for the period May 11 to December 31, 2006 (Successor), as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
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
     The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities . Under SFAS No. 133, the Company recognizes all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at December 31, 2008, was a liability of $20.4 million, and was included as other liabilities in our consolidated balance sheet. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no material ineffectiveness.

Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive loss in our consolidated balance sheet.
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
Advertising Costs
     We recognize advertising costs as incurred. For the year ended December 31, 2008, year ended December 31, 2007, the period from May 11 to December 31, 2006, and the period from January 1 to May 10, 2006, advertising costs were $146,000, $161,000, $74,000, and $59,000, respectively, and were included in selling, general and administrative expenses.
Minority Interest
     We currently own a 20 percent interest in a joint venture, Central Payment Co., LLC (“CPC”). We previously owned a 51 percent interest in a second joint venture, iPayment ICE of Utah, LLC (“ICE”). However, during the third quarter of 2008, we acquired the remaining 49 percent of ICE for less than $0.1 million, which caused ICE to now be wholly-owned. At that time, we legally dissolved the entity iPayment ICE of Utah, LLC and our subsidiary iPayment ICE Holdings, Inc., which had previously held our 51 percent interest in ICE.
     Minority interest in losses of consolidated subsidiaries listed on the Consolidated Statements of Operations represents the minority shareholders’ share of the after-tax net income or loss of these entities. The minority interest in equity of consolidated subsidiaries listed on the Consolidated Balance Sheets reflects the original investments by the minority shareholders, along with their proportionate share of the earnings or losses of the consolidated subsidiaries. The minority interest in equity of consolidated subsidiaries was zero on the Consolidated Balance Sheets at December 31, 2007 as the original investments by the minority shareholders had been absorbed by their proportionate share of the losses of the consolidated subsidiaries. In 2008, we recorded a minority interest of $0.6 million in respect of our remaining joint venture.
     We account for our 20 percent interest investment in the joint venture CPC pursuant to the provisions of SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities. Under this method, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. An enterprise that is the primary beneficiary of the variable interest entity consolidates the variable interest. As a result, we consider the investment as a variable interest entity, and as the primary beneficiary, we consolidate CPC.
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
3. Acquisitions
     The effective date of each of the acquisitions discussed in this Note are the dates the acquisition was recognized in our financial statements, unless otherwise noted. For the year ended December 31, 2008, the year ended December 31, 2007, the period from May 11 to December 31, 2006, and the period from January 1 to May 10, 2006, amortization expense related to our merchant processing portfolios and other intangible assets was $36.3 million, $34.5 million, $24.8 million, and $13.5 million, respectively.

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
Earnout Payments
     Certain purchase agreements for acquisitions made in prior periods contained earnout payments based on the subsequent performance of the business acquired. As the terms of these earnout provisions are met, we accrue the amount owed in our consolidated balance sheets and record an increase to goodwill. We provided for $2.5 million and $3.6 million in earnout payments in 2008 and 2007, respectively.
Other Acquisitions
     In February 2006, we acquired a 20 percent interest in CPC, which began its operations during the first quarter of 2006. Central Payment Co., LLC has approximately 71 employees. The remaining 80 percent is owned by two former employees of iPayment, Inc. In 2006 and 2007, we absorbed the cumulative losses in the direct sales group to the extent such losses exceeded the minority partners’ investment.
     We made various other purchases of residual cash flow streams and one business — Cambridge Payment Systems LLC (“Cambridge”) — collectively totaling $14.1 million during 2007. Cambridge was acquired on December 28, 2007, and the results of operations were included in our Consolidated Statements of Operations beginning January 1, 2008. Consideration for this acquisition included cash at closing and a contingent payment based upon future performance over three years. The Cambridge acquisition was recorded under the purchase method. The purchase prices for the residual cash flow streams and merchant processing portfolios were primarily assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives. As a result of the Cambridge acquisition, we recorded approximately $4.6 million of intangible assets and $8.3 million of goodwill during fiscal 2007.
     On April 1, 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center (“MSC”), an independent sales group with a growing portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Merchant Service Center is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Merchant Service Center were included in our Consolidated Statements of Operations beginning April 1, 2008 pursuant to the provisions of the Asset Purchase Agreement. As a result of the MSC acquisition, we recorded approximately $10.2 million of intangible assets and $11.5 million of goodwill during fiscal 2008.
Pro Forma Disclosure for the Above Business Acquisitions
     Other than the Transactions discussed in Note 1, there were no acquisitions of businesses during 2008, 2007 or 2006 that would require a pro forma disclosure.

4. Details of Balance Sheet Accounts

	December 31,
(in thousands)	2008	2007
Property and Equipment, net:
Machinery and equipment	$1,769	$1,363
Furniture and fixtures	1,066	961
Leasehold improvements	508	334
Computer software and equipment	4,202	2,567
Terminals	798	539

	8,343	5,764
Less — accumulated depreciation and amortization	(3,629)	(2,011)

	$4,714	$3,753

Goodwill:
Beginning balance	$518,639	$506,078
Acquired during the period	11,486	8,256
Adjustments to goodwill acquired in prior period	(2,213)	4,305

	$527,912	$518,639

5. Commitments and Contingencies
Leases
     We lease our office facilities for approximately $149,000 per month under operating leases. Our facilities include locations in Nashville, Tennessee, California locations in Calabasas and Santa Barbara, Minden, Nevada, Phoenix, Arizona, Novi, Michigan, and Akron, Ohio. Our joint venture’s principal executive office is located in Larkspur, California. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2008 (in thousands):

Year ended December 31,	Amount
2009	$1,520
2010	706
2011	221
2012	188
2013	106
Thereafter	—

Total	$2,741

     Total rent expense for the year ended December 31, 2008, the year ended December 31, 2007, the period from May 11 to December 31, 2006, and the period from January 1 to May 10, 2006 was $2.1 million, $2.4 million, $1.3 million, and $0.8 million, respectively.
Minimum Processing Commitments
     We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. As of December 31, 2008, such minimum fee commitments were as follows (in thousands):

Year ended December 31,	Amount
2009	$5,540
2010	3,878
2011	2,715
2012	—
2013	—
Thereafter	—

Total	$12,133

     In conjunction with the FDMS Merchant Portfolio acquisition (Note 3), we also entered into service agreements with FDMS (the “Service Agreements”), pursuant to which FDMS agreed to perform certain data processing and related services with respect to the acquired merchant contracts through 2011. In consideration for entering into the Service Agreements, we are required to pay FDMS a processing fee related to these accounts of at least 70% of the amount paid during the immediately preceding year. The minimum commitments for years after 2008 included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual fees paid in the preceding years.
     We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2008, and are excluded from this table.
Contingent Acquisition Price Obligations
     Certain of our acquisitions include purchase price escalations that are contingent upon future performance. We accrue such obligations once all contingencies are met. As of December 31, 2008, $2.5 million related to contingent purchase price obligations was included in Accrued liabilities and other in the accompanying Consolidated Balance Sheets.
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services, Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     This lawsuit (the “Action”), was initially reported in our Annual Report for the year ended December 31, 2004, previously filed on Form 10-K with the Securities and Exchange Commission on February 24, 2005 and was last updated in our Quarterly Report for the third quarter ended September 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission on November 10, 2008. The lawsuit was filed on behalf of ten named plaintiffs and on behalf of all persons similarly situated, as a “class action” and, as amended, names our subsidiary E-Commerce Exchange, Inc. (“ECX”) and third parties, A-1 Leasing LLC, (“A-1 Leasing”), Duvera Billing Services (“Duvera”), Applied Merchant Systems, Inc. (“AMS”), Vandalay Venture Group, Inc. (“Vandalay”) and Michael Lauria (“Lauria”) as named defendants. It alleges a single cause of action for “unfair competition” (pursuant to California Business and Professions Code Sections 17200) arising out of certain alleged marketing activities related to the credit card processing services offered by ECX to merchants that included a lease or purchase of a “payment gateway” allegedly marketed by ECX under the names “Quick Commerce” and “Wonderpay.’’ The Action seeks an order certifying it as a “class action, a declaratory judgment, an injunction, and an accounting, restitution, disgorgement of defendants profits from the “unfair competition” activities, interest, attorney fees and costs of suit. A cross-complaint was also filed against ECX and AMS, by Duvera in February 2007, asserting six causes of action, including negligence, contractual and equitable indemnity, specific performance and seeking declaratory relief and damages according to proof. A-1 also filed a separate cross-complaint against AMS.
     As we previously reported, in September 2008, the parties reached an agreement in principle on proposed terms for the settlement of plaintiffs’ claims against defendants, including dismissals with prejudice. After we last reported on this matter, the parties executed a Stipulation of Class Action Settlement, dated January 9, 2009 (the “Class Settlement Agreement”), which set forth the material terms of the settlement of plaintiffs’ claims in the subject Litigation against defendants. We and the other defendants, A-1, Duvera, AMS, and Lauria, also entered into a separate Settlement Agreement and Mutual General Release, dated as of January 15, 2009, (the “Defendants Settlement Agreement”) which sets forth the respective settlement understandings and agreements between the various defendants. Under the Defendants Settlement Agreement, the cross-complaint filed by Duvera against us (ECX) and AMS will be dismissed with prejudice, and we and each of the other defendants will fully and finally settle and release each and all other defendants with respect to the claims asserted or that could have been asserted against each other in connection with the matters alleged by the plaintiffs in the Action. The Defendants Settlement Agreement understandings are conditioned on the proposed settlement of plaintiffs’ claims against Defendants being completed.
     On March 5, 2009, the court gave preliminary approval to the terms and conditions of the proposed Class Settlement Agreement and ordered that notice of the proposed Class Settlement Agreement is required to be mailed by April 17, 2009. June 4, 2009 is the date set for the fairness hearing, at which time the court is to consider final approval of the Class Settlement Agreement. The proposed Class Settlement Agreement will not be fully effective and binding unless and until the court grants final. The Class Settlement Agreement is not an admission of liability by the defendants and this summary of the Class Settlement Agreement does not purport to be complete and is qualified in its entirety by the Class Settlement Agreement.
     If this matter is settled under the terms of the proposed settlement, when completed, the settlement will not have a material adverse effect on our business, financial condition or results of operations. We can provide no assurance that that final court approval will be obtained, or that the conditions required for settlement will be satisfied. In the event that conditions for the settlement are not satisfied and the proposed settlement of plaintiffs’ claims against the defendants is not completed, all of the settlement understandings will be null and void. In that event, we will be required to continue to defend ourselves in this matter and we currently intend to do so vigorously. There can be no assurance that we would be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     This matter was previously reported in our Annual Report for the year ended December 31, 2007, previously filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008, and was last updated in our Quarterly Report for the second quarter ended June 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission on August 11, 2008. As previously reported, this matter arises from a lawsuit filed in February 2000 by plaintiff Dana Bruns on her own behalf and on behalf of a purported class of persons in California who, during the five years prior to filing the lawsuit, allegedly received fax transmissions from third-party defendant Fax.Com and its advertisers, including our subsidiary E-Commerce Exchange, Inc. The complaint, as amended, alleges that the defendants sent “fax blast” transmissions to telephone facsimile machines in violation of the provisions of the Telephone Consumer Protection Act of 1991 (“TCPA”) and seeks relief under the TCPA and/or under California’s Unfair Competition Act, Business & Professions Code and for negligence, including for injunctive relief, damages and monetary relief, attorney’s fees and costs of suit and other relief deemed proper.
     As previously reported, ECX tendered this claim in early 2000 to Farmer’s Insurance (“Farmers”) under a policy then in effect that provides up to $2,000,000 for “covered” claims and the claim defense. In April 2000, Farmers agreed, subject to a reservation of rights, to assume the defense of ECX in this litigation and has paid all costs of defense since April 2000. As we also reported earlier, in December 2006, ECX and other defendants filed a Motion for Mandatory Dismissal of this lawsuit, based on the failure to bring the case to trial within five years after the action commenced (pursuant to California Code of Civil Procedure), which the Court granted and issued an Order and Opinion on May 14, 2007. Notice of Entry of Final Judgment dismissing the litigation with prejudice was filed on June 26, 2007. On August 30, 2007, plaintiff timely filed her Notice of Appeal and on February 22, 2008 the Court of Appeal filed plaintiff’s opening brief, which was served on ECX, and subsequently, during calendar year 2008, the parties filed all required briefs with the Appellate Court.
     Since we last reported on this matter, on December 8, 2008 oral argument was presented on behalf of ECX to the Appellate Court panel assigned to the case. On March 23, 2009, the Appellate Court issued its opinion, voting 2 to 1, in favor of the plaintiff and reversing the Trial Court Notice of Entry of Final Judgment, and dismissing the litigation with prejudice. At this time, we are consulting with our counsel to determine whether to file for either a petition for rehearing with the Appellate Court or a petition for review with the California Supreme Court. We have until April 7, 2009 to file a petition for rehearing and until May 4, 2009 to file a petition for review with the California Supreme Court. We continue to believe that the claims asserted against us in this lawsuit are without merit, and that the Trial Court properly granted the Motion to Dismiss and entered Final Judgment dismissing the litigation with prejudice. However, at this time, we cannot predict with any certainty whether, in the event we file a petition for rehearing with the Appellate Court or a petition for review with the California Supreme Court, if either would be granted. We also cannot predict how the Appellate Court or Supreme Court would rule on the plaintiff’s appeal or, in the event appellate relief is ordered, the likely outcome it may have on the lawsuit and the claims asserted against us.
     There can be no assurance that we will be successful or prevail in our defense, and/or in the event we are not successful that any judgment that may be awarded against us will be “covered” as an “insured” loss under the Farmers insurance policy that the claim was tendered and/or amounts of coverage provided by the Farmers policy will be sufficient to fully satisfy a judgment awarded against us (ECX) and therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Colin Hill v. CardPayment Solutions, L.L.C. and Zachary Daniels, Circuit Court in and for the Sixth Judicial Circuit, in and for Pinellas County, Florida, Case No. 06-8669-CI-0792
     This matter was initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007, and was last updated in our Quarterly Report for the third quarter ended September 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission on November 10, 2008. As we previously reported, Colin Hill filed a lawsuit in a Florida state court against our subsidiary CardPayment Solutions, LLC (“CPS”) and after a default was entered by the Clerk, an uncontested trial was conducted which resulted in a judgment (the “Florida Judgment”) entered on September 28, 2007 against CPS in the amount of $0.8 million. After CPS received notice of the judgment, it timely filed an appeal (the “Florida Appeal”). While the Florida Appeal was pending, Hill filed and served CPS with a summons in an action in the Circuit Court for Davidson County, 20th Judicial District, State of Tennessee, Case No. 08-C3284 (the “Tennessee Action”) for sister state judgment entry and enforcement of the Florida Judgment. Since our last update, CPS filed a response to the Tennessee Action, which resulted in the Tennessee Action being placed off calendar pending the outcome of the Florida Appeal. The parties then agreed to participate in mediation on February 12, 2009, which resulted in an agreement for settlement being reached. The parties executed formal settlement documents providing for the complete settlement of all claims in the subject Litigation, full mutual releases as to all claims and all matters in the litigation, filing of a Satisfaction of the Florida Judgment as to CPS and the Tennessee Action was dismissed with prejudice. Accordingly, these related litigation matters are completely settled as between us (CPS) and Hill, and all claims against us (CPS) in the subject litigation have been fully settled and released. The terms of the settlement did not have a material adverse effect on our business, financial condition or results of operations.
Sharyn’s Jewelers, LLC v. iPayment, Inc., iPayment of Valencia, Vericomm and JP Morgan Chase Bank, General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related case Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919
     This matter was initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007 and was last updated in our Quarterly Report for the third quarter ended September 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission on November 10, 2008. As previously reported, these matters relate to a lawsuit filed in January 2005 in North Carolina by plaintiff Sharyn’s Jewelers, LLC, a merchant, naming as defendants, iPayment, Inc. and iPayment of Valencia (the “iPayment Defendants”) and third parties Vericomm, an independent outside sales organization, and JPMorgan Chase Bank (“Chase”). In the lawsuit, the plaintiff alleged that she suffered losses in connection with an equipment lease arranged by Vericomm for a point of sale device and/or in connection with certain credit card transactions processed for plaintiff by the iPayment Defendants and/or Chase. Plaintiff’s complaint sought relief “in an amount to be proven at trial” based on purported causes of action in tort and/or contract, as well as under North Carolina’s statutory Unfair and Deceptive Trade Practices Act, and requested that the Court enter a judgment against Defendants “in a sum in excess of $10,000” for trebled damages and attorneys fees on the Unfair and Deceptive Trade Practices claim, and for punitive damages “in an amount to be proven at trial” to be awarded severally and jointly against the iPayment Defendants and Chase.
     In March 2005, plaintiff then obtained from the clerk of the court an entry of “default” against us (and separately against Vericomm) was entered and, on or about April 10, 2006, the Court entered a default judgment against the iPayment Defendants and Vericomm awarding compensatory damages of $74,577.45, attorneys fees of $35,148.75, and punitive damages of $250,000, and issued a judgment against the iPayment Defendants and Vericomm (the “North Carolina Judgment”), imposing joint and several liability against them for a total judgment amount of $359,726.20. Plaintiff then assigned its judgment to Judgment Recovery Group, LLC (“JRG”) and, on or about August 9, 2007, JRG commenced an action in California state court for entry of sister state judgment (the “Sister State Judgment”) in the amount of $404,183, attempting to thereby enforce the North Carolina Judgment against assets of iPayment and Vericomm located in California. We timely filed a motion to vacate the California-issued Sister State Judgment and filed an application to “stay” enforcement of the judgment, pending a December 18, 2007 hearing on our motion to vacate. The court granted our application and “stayed” enforcement of the judgment, pending the hearing set for December 18, 2007. Prior to the December 18, 2007 hearing date, the parties entered into a stipulation, which the court approved, to “stay” the California proceedings pending the final outcome of all challenges filed in North Carolina on the underlying North Carolina Judgment. Vericomm filed an appeal in North Carolina of the North Carolina Judgment, which is currently pending.
     Since December 2007, there has been no further action on this matter, except for court-ordered status conferences. The last status conference was held on February 9, 2009, at which the court continued the “stay” and set June 4, 2009 as the date for the next status conference. We continue to believe that the claims asserted against us in the North Carolina lawsuit are without merit and that we have meritorious defenses to these claims, as well as numerous grounds, to have the Sister State Judgment vacated or to obtain substantial relief from enforcement in California of the Sister State Judgment entered against us on the North Carolina Judgment. We currently intend to continue to vigorously defend ourselves in these related matters. At this time we cannot predict with any certainty how the North Carolina appellate court will rule on Vericomm’s appeal and/or, in the event appellate relief is ordered, the likely outcome it may have on either the North Carolina lawsuit and/or the claims asserted against us in these related actions. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Employment Development Department of the State of California, Notice of Assessment No. 00008
     This matter was initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007, and was last updated in our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008. As previously reported, in July 2007 we (our wholly owned subsidiary, iPayment of California, LLC) received a Notice of Assessment No. 00008 (dated July 10, 2007) issued by the Employment Development Department of the State of California (“EDD”) for the “covered period” beginning April 1, 2004 and ending March 31, 2007. The Notice of Assessment stated that we had been assessed approximately $1.4 million, plus an additional $0.1 million for accrued interest billed to the date assessed (the “Assessment”). The Assessment was due to a determination by the EDD, following an audit, that during the covered period we improperly classified and treated certain individuals as independent contractors rather than as employees, and therefore, failed to properly report amounts paid as “wages,” failed to withhold (and deposit) amounts for certain employee contributions on said wages, including withholdings for California personal income tax, and failed to remit amounts for employer contributions otherwise due on these “unreported wages.”
     As previously reported, we fully investigated and reviewed the facts and circumstances relevant to this matter and have consulted with our attorneys regarding the applicable law relevant to the Assessment. Our investigation and review to date indicates that no audit was conducted, nor was information obtained from us by the EDD to support the Assessment. We believe that for the audited covered period we did not improperly classify or treat certain individuals as independent contractors rather than as employees, and the Assessment should be “abated” in full (including any penalties or interest accrued on the Assessment). Since we last reported on this matter, we received a copy of the notice of Lien filed by the Employment Development Department of the State of California regarding the audit assessment amount that is identified as an unpaid tax assessment and the collection of state tax revenue mandates the notice and statutory lien filing as part of the collection of tax revenue. Nevertheless, we have also continued to pursue resolution by use of a voluntary tax audit conference and we recently contacted the EDD employee assigned to our account by the EDD Sacramento Collections division to discuss arrangements.
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
Other- Merrick Bank
     This matter was last updated in our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008 and there has been no change in the status of this matter since we last reported on it. In September 2005, we were notified by Merrick Bank, one of our sponsor banks, that due to certain Visa and MasterCard fines against Card Systems Solutions (one of our payment processors) in connection with their mishandling of credit card data, Merrick Bank increased our reserve requirement from $0.5 million to $1.4 million. During the twelve months ended December 31, 2006, Merrick Bank released $0.6 million of the reserve to us but subsequently increased the reserve requirement an additional $0.3 million during 2007. We worked with Merrick Bank to obtain information regarding the increase and the fines against Card Systems Solutions, but have not been able to determine what contingent liability we may have for such fines., if any. We have reserved $0.3 million, or 50 percent of the net amount, in our Consolidated Statement of Operations for the year ended December 31, 2008. Additionally, as we also previously reported on our Form 10-Q filed with the Securities and Exchange Commission on November 13, 2007 for the third quarter ended September 30, 2007, Merrick Bank notified us of a potential liability totaling less than $0.5 million, and during the third quarter of 2007, reduced the reserve $0.5 million for the liability they alleged we owed them. We advised Merrick Bank that we did not agree with their claim that we are liable for the $0.5 million liability at issue and contested their prior offset made against our reserve funds because the claim was unrelated to the 2005 Visa/MasterCard fines. We also objected to the offset made against our reserve funds without our prior consent. We have reserved half of the $0.5 million liability they alleged in our Consolidated Statement of Operations for the year ended December 31, 2007. As such, our reserve balance was approximately $0.6 million as of December 31, 2007 and 2008, and as discussed above, the remaining $0.6 million reserve at Merrick, as discussed above, is recorded as restricted cash on our Consolidated Balance Sheet as of December 31, 2008.
     We intend to further investigate these matters, vigorously defend our business against any such fines and/or seek proper indemnification from third parties as applicable. There can be no assurance that we will be successful in defending against fines or obtaining indemnification. Although the ultimate outcome of each of these disputed matters and our liability associated with each of them cannot be predicted with certainty, based on information currently available and potential insurance coverage, in our opinion, the outcome is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results cannot be predicted with certainty and in the event of unexpected future developments or additional information, it is possible that this matter could be unfavorable to us.
     We are also subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters, could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management’s attention.
6. Investments
Investments in Merchant Advances
     In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be repaid by reductions in amounts otherwise paid to the merchants on future transactions processed by the Company. However, we no longer offer new merchant advances to our customers. Our existing merchant advances are reflected in “Investment in merchant advances” in the Consolidated Balance Sheets. We account for the discount income and costs associated with our merchant advances in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The merchant advances, plus our discount income, are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Income Statements using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances. Deferred origination fees were $0.5 million and $0 as of December 31, 2008 and 2007, respectively, and are included within “Investment in merchant advances” on the Consolidated Balance Sheets. Investments in merchant advances were $4.5 million, net of allowance for doubtful accounts of $3.8 million, at December 31, 2008 and $0.1 million at December 31, 2007. The allowance for doubtful accounts is further described in “Reserve for Losses on Merchant Accounts” within Note 2.
Payments for Prepaid Residual Expenses
     During the year ended December 31, 2008, we made payments totaling $4.2 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.

7. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
Senior secured credit facility:
Term loans	$494,638	$501,488
Revolver	—	2,200
Senior subordinated notes, net of discount	192,633	193,534
Various equipment lease agreements	55	135

	687,326	697,357
Less: current portion of long-term debt	(17,324)	(6,899)

	$670,002	$690,458

     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.25 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of December 31, 2008. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2008, this payment attributable to this covenant was $12.2 million and is included in the current portion of long-term debt. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At December 31, 2008, we had outstanding $494.6 million of term loans at a weighted average interest rate of 5.42% and no borrowings outstanding under the revolving credit facility.
     Under the senior secured credit facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1).
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00. We were in compliance with all such covenants as of December 31, 2008
     During 2007, the Company spent $8.9 million on repurchases of senior subordinated notes. During the second quarter of 2008, the Company spent an additional $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of December 31, 2007 and 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases under that amendment. At December 31, 2008, we had outstanding $194.5 million of senior subordinated notes and $1.9 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $4.9 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $5.8 million as of December 31, 2008. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $2.2 million for both the years ended December 31, 2007 and 2008. Amortization expense related to the debt issuance costs was $1.4 million for the period from May 11 to December 31, 2006 (Successor). Amortization expense for debt issuance costs related to our previous credit facility was $0.4 million for the period from January 1 through May 10, 2006 (Predecessor). The remaining unamortized balance of debt issuance costs related to our previous credit facility in the amount of $2.5 million were written off to interest expense as a result of the Transaction as of May 10, 2006.
     The maturities of long-term debt (before unamortized discount) are as follows (in thousands)

Year ended December 31,	Amount
2009	$17,347
2010	5,183
2011	5,150
2012	5,150
2013	461,864
Thereafter	194,500

Total	$689,194

8. Income Taxes
     The provision for income taxes and liabilities for the years ended December 31, 2008, 2007 and 2006, was comprised of the following (in thousands):

	2008	2007	2006
	Successor	Successor	Combined
Current:
Federal	$13,743	$9,417	$2,078
State	2,778	1,347	(317)

Total current	16,521	10,764	1,761
Deferred	(6,327)	(5,272)	2,542
Change in valuation allowance	523	223	—
FIN 48 adjustments	178	290	—
Minority interest	(395)	—	(249)

Total income tax provision	$10,500	$6,005	$4,054

     The differences between the federal statutory tax rate of 35% and effective tax rates are primarily due to state income tax provisions, deferred tax valuation allowance and permanent differences, as follows:

	2008	2007	2006
Statutory Rate	35%	35%	35%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	4%	4%	0%
Recognition of previously reserved deferred tax assets utilized in current year	0%	-2%	0%
Permanent differences	0%	11%	80%
Increase to valuation allowance	2%	2%	0%
Other	0%	3%	-4%

Total	41%	53%	111%

     Deferred income tax assets are included as a component of other assets in the accompanying consolidated balance sheets as of December 31, 2008 and 2007 and were comprised of the following (in thousands):

	2008	2007
Current deferred tax assets:
State taxes	$—	$692
Net operating loss	164	323
Other	3,625	628

Total current deferred tax assets	3,789	1,643

Current deferred tax liabilities:
Accrued liabilities	—	(468)
Prepaid expenses	(348)	(134)
Other	—	(37)

Total current deferred tax liabilities	(348)	(639)

Net current deferred tax asset	$3,441	$1,004

Long-term deferred tax assets:
Tax benefit of unrealized loss on fair value of derivatives	$8,287	$4,903
Net operating loss	1,552	930
Cancellation of debt income	1,342	—
Other	(746)	414

Total long-term deferred tax assets	10,435	6,247

Long-term deferred tax liabilities:
Intangible assets, net of depreciation and amortization	(4,906)	(12,595)
Other	(538)	(254)

Total long-term deferred tax liabilities	(5,444)	(12,849)

Net long-term deferred tax asset (liability)	$4,991	$(6,602)

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
     The cumulative effect of adopting FIN 48 was an increase in tax reserves of less than $0.1 million with a corresponding decrease to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0.3 million, which, if recognized, would favorably affect our effective tax rate. During 2008, we accrued $0.1 million of interest related to our uncertain tax positions. As of December 31, 2008, our liabilities for unrecognized tax benefits totaled $1.2 million, with $1.1 million included in other long-term liabilities and $0.1 million included in accrued liabilities and other. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheet at December 31, 2008 was $0.1 million.
     The following presents a rollforward of our unrecognized tax benefits (in thousands):

	Unrecognized
	Tax Benefits	Interest
Balance January 1, 2007	$349	$25
Decrease in prior year tax positions	(67)	16
Increase for tax positions taken during the current period	405	—

Balance December 31, 2007	$688	$40

Decrease in prior year tax positions	—	—
Increase for tax positions taken during the current period	452	116

Balance December 31, 2008	$1,140	$156

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years through 2003.
     At December 31, 2008, we had approximately $1.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million. We had state net operating loss carryforwards of approximately $26.2 million as of December 31, 2008.
     SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008, we had $0.7 million of valuation allowances on deferred tax assets. The net deferred taxes recorded at December 31, 2007, represent amounts that are more likely than not to be utilized in the near term.
9. Restructuring
     In January 2007, the Company adopted a plan to close its Westchester, Illinois office and migrate all services performed in that office to its office in Calabasas, California. The plan was designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies in order to improve profitability. As a result, the Calabasas office became responsible for managing the combined operations of both facilities and increased the number of active merchants Calabasas will be supporting. The Company accounted for the plan in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and the plan was substantially completed during the first quarter of 2007.
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
     Contract Termination Costs. Under the terms of its operating leases in Westchester, the Company was obligated for rent associated with these leases that continued to be incurred for its remaining term without economic benefit to the entity through January 2008. In accordance with SFAS No. 146, the Company recorded a charge to earnings to recognize the cost of exiting this facility of approximately $0.2 million, which equaled the total amount of rent, net of estimated sub-lease income, for the remaining period of the leases. These charges were also included in Selling, General and Administrative expense in the Consolidated Statements of Operations.
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

		Charged to
	January 1,	Costs or			December 31,
	2007	Expenses	Deductions		2007
One-time termination benefits	$—	$392	$392	(1)	$0
Contract termination costs	—	245	234	(2)	11
Other associated costs	—	273	262	(3)	11

	$—	$911	$888		$23

		Charged to
	January 1,	Costs or			December 31,
	2008	Expenses	Deductions		2008
One-time termination benefits	$0	$(0)		(1)	$—
Contract termination costs	11	(11)		(2)	$—
Other associated costs	11	(11)		(3)	$—

	$22	$(22)	$—		$—

(1)	Payments of one-time termination benefits

(2)	Payments of contract termination costs

(3)	Payments of other associated costs

10. Stock Options and Warrants
     Prior to the Transaction, we had two separate stock option plans. All outstanding options were exercised or cancelled in conjunction with the Transaction on May 10, 2006 and both of the plans were terminated at that time.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS No. 123R”) using the Modified Prospective Approach. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the period from January 1, 2006 through May 10, 2006 (Predecessor), was $4.5 million. The share-based compensation expense recognized for the period from January 1, 2006, through May 10, 2006 (Predecessor) includes $3.6 million due to the acceleration of option vesting as a result of the Transaction. There was no compensation expense recognized in accordance with SFAS No. 123R for the period May 11 to December 31, 2006 (Successor), as all stock options and restricted stock were exercised or redeemed at the closing of the Transaction.
     Prior to January 1, 2006, we measured compensation expense for our stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, (“APB 25”), and related interpretations. APB 25 required compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock
11. Related Party Transactions
     During 2008, our shareholders repurchased $14.2 million of our senior subordinated notes. These repurchases caused us to recognize cancellation of debt income for tax purposes for the year ended December 31, 2008, which resulted in an increase to both our tax expense and our deferred tax assets of $1.3 million. The deferred tax asset will be realized as an income tax benefit over the remaining life of the senior subordinated notes.
     The majority shareholders of CPC have loans outstanding to CPC of $0.3 million. These loans bear interest at 10% and are due in June 2010. The shareholders are also employees of CPC.
     Our former office in Bridgeville, Pennsylvania was owned by a former employee and was leased to the Company under an operating lease while the former employee was considered a related party. Annual rent payments under this arrangement were $30,000. However, as of January 2007, the individual was no longer considered a related party.
     Effective August 2002, we began utilizing internet processing services from BluePay Inc. Certain of our former employees are shareholders of BluePay. These former employees ceased to be related parties in January 2007. While BluePay was considered a related party, payments were $0.3 million for the period from May 11 to December 31, 2006, and $0.1 million for the period from January 1 to May 10, 2006.
12. Significant Concentration
     Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2008, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 3% of revenues during any periods presented. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
13. Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. During 2008, 2007 and 2006, we had no single customer that represented 3% or more of revenues. Substantially all revenues are generated in the United States.
14. Employee Agreements and Employee Benefit Plans
     During 2002 and 2001, we entered into employment agreements with various officers to secure employment. Under the terms of the agreements, we provided the employees with salary, incentive compensation and stock grants and/or options in return for various periods of employment. On November 10, 2008, Messrs. Daily and Grimstad each provided us with notice of their intention to not renew their respective employment agreements with us. Accordingly, Messrs. Daily’s and Grimstad’s respective employment agreements terminated on February 25, 2009 pursuant to their terms. Following the termination of their employment agreements, Messrs. Daily and Grimstad intend to continue to serve as our chief executive officer and president, respectively, pursuant to at-will employment arrangements, the terms of which remain subject to negotiation.
     We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the Plan, we may match contributions of up to 3% of a participant’s salary. Employer contributions for the year ended December 31, 2008, the year ended December 31, 2007, the period from May 11 to December 31, 2006, and the period from January 1 to May 10, 2006 were $197,000, $199,000, $117,000, and $96,000, respectively.
15. Summarized Quarterly Financial Data
     In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the year ended December 31, 2006. However, in order to facilitate an understanding of our results of operations for the year ended December 31, 2006, in comparison with the years ended December 31, 2007 and 2008, in this section our Predecessor results and our Successor results for calendar 2006 are presented on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.

     The following unaudited schedule indicates our quarterly results of operations for 2008, 2007 and 2006 (in thousands, except charge volume):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
2008 (Successor)
Revenue	$185,455	$212,580	$203,654	$193,136	$794,825
Interchange	108,381	121,855	116,188	104,146	450,570
Other Cost of Services	55,773	62,055	61,449	62,255	241,532
Selling, general, and administrative	4,818	4,915	5,003	5,553	20,289
Income from operations	16,483	23,755	21,014	21,183	82,434
Net income (loss)	1,331	5,772	3,729	3,471	14,303
Charge Volume (in millions)	6,535	7,280	6,924	6,044	26,783

2007 (Successor)
Revenue	$177,740	$192,674	$193,599	$195,096	$759,109
Interchange	103,620	112,440	111,264	110,631	437,955
Other Cost of Services	54,284	57,743	57,105	59,405	228,537
Selling, general, and administrative	6,549	4,708	4,688	5,199	21,144
Income from operations	13,287	17,783	20,542	19,861	71,473
Net income (loss)	(1,715)	1,338	3,387	2,421	5,431
Charge Volume (in millions)	6,368	6,915	6,829	6,685	26,797

2006 (Combined)
Revenue	$170,901	$189,162	$186,959	$186,966	$733,988
Interchange	98,113	109,735	109,584	107,680	425,112
Other Cost of Services	52,649	56,339	57,969	57,093	224,050
Selling, general, and administrative	5,320	11,863	4,785	5,483	27,449
Income from operations	14,818	11,225	14,623	16,712	57,376
Net income	7,622	(6,645)	(730)	(285)	(40)
Charge Volume (in millions)	6,123	6,836	6,783	6,595	26,337
16. Guarantor Financial Information
     In connection with the May 2006 issuance of 9.75% senior subordinated notes due 2014, we and all of our existing and future subsidiaries (the “Guarantors”) that guarantee our other debt or debt of the guarantors have fully and unconditionally guaranteed, on a joint and several basis, our obligations under the related indenture (the “Guarantees”). iPayment, Inc., the issuer of the senior subordinated notes and parent company of the Guarantors, has no independent assets or operations. Any subsidiary of iPayment, Inc. other than the Guarantors is minor, and there are no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan.
17. Significant Developments
     During the first two months of 2009, we made payments totaling $20.0 million to reduce our term loan obligations under our senior secured credit facility. These payments satisfy our excess cash flow sweep covenant and a portion of our future mandatory prepayments, as defined within our credit agreement.

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
     During the twelve months ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.25 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of December 31, 2008. Principal repayments on the term loans are due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At December 31, 2008, we had outstanding $494.6 million of term loans at a weighted average interest rate of 5.42% and no borrowings under the revolving credit facility.
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
     The agents and the lenders under the senior secured credit facility and their affiliates have provided, and future lenders under the senior secured credit facility may provide, various investment banking, other commercial banking and/or financial advisory services to iPayment for which they have received, and will in the future receive, customary fees.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
     The following table provides information about our directors and executive officers as of December 31, 2008:

Name and Age	Principal Occupation, Business Experience and Directorships
Gregory S. Daily Chairman and CEO Age 49	Mr. Daily has served as Chairman of our board of directors and Chief Executive Officer since February 2001. From January 1999 to December 2000, Mr. Daily was a private investor. In 1984, Mr. Daily co-founded PMT Services, Inc., a credit card processing company, and served as President of PMT Services, Inc. at the time of its sale to NOVA Corporation, a credit card processing company, in September 1998. Mr. Daily served as the Vice-Chairman of the board of directors of NOVA Corporation from September 1998 until May 2001. Mr. Daily has served as the Chief Manager and President of Caymas, LLC, a private investment company, since January 2001 and he has served as the Chief Executive Officer of Hardsworth, LLC, a private investment company, since May 1997.

Carl A. Grimstad Director and President Age 41	Mr. Grimstad has served as our President since April 2001 and served as our Chief Executive Officer until February 2001. From January 2000 until March 2001, Mr. Grimstad held various executive positions with iPayment Technologies and from March 2000 until April 2001, also served as the Vice-Chairman of iPayment Technologies. Mr. Grimstad has served as the Vice President and Secretary of Caymas, LLC since January 2001. Since 1995, Mr. Grimstad served as managing partner of GS Capital, LLC, a private investment firm.

Robert S. Torino Executive Vice President and Assistant Secretary Age 55	Mr. Torino has served as our Executive Vice President since January 2001 and as our Assistant Secretary since August 2002. From January 2001 to September 2002, he served as our Chief Financial Officer. Mr. Torino served as Chief Financial Officer of iPayment Technologies, Inc. from April 2000 to December 2000, and as Executive Vice President and Chief Operating Officer of iPayment Technologies, Inc. from July 2000 to December 2000. From October 1999 to April 2000, Mr. Torino served as Chief Executive Officer of M80 Technologies, Inc., a start-up software development company. Mr. Torino served as President and Chief Executive Officer of TRUE Software Inc., a software development company, from April 1995 until its acquisition by McCabe & Associates in October 1999.

Clay M. Whitson CFO and Treasurer Age 51	Mr. Whitson has served as our Chief Financial Officer and Treasurer since October 2002. From November 1998 to September 2002, Mr. Whitson was Chief Financial Officer of The Corporate Executive Board Company, a provider of best practices research and quantitative analysis focusing on corporate strategy, operations and general management issues. From 1996 to October 1998, Mr. Whitson served as the Chief Financial Officer of PMT Services, Inc., a credit card processing company.

Afshin M. Yazdian Executive Vice President, General Counsel and Secretary Age 36	Mr. Yazdian has served as our Executive Vice President and General Counsel since February 2001. He has served as our Secretary since August 2002 and served as our Assistant Secretary from February 2001 to August 2002. Mr. Yazdian served from March 2000 to January 2001 as General Counsel and Vice President of Mergers and Acquisitions for eConception, a technology venture fund. From August 1997 to March 2000, Mr. Yazdian practiced in the corporate and mergers and acquisitions groups at the law firm of Waller Lansden Dortch & Davis, PLLC.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than ten percent of the our common stock (“Section 16 Persons”) to file reports of ownership and changes in ownership in our common stock with the SEC. Based on our records and other information we believe that all Section 16(a) filing requirements for the Section 16 Persons have been complied with during or with respect to the fiscal year ended December 31, 2008. As a result of the Transaction, beginning May 11, 2006, the Company no longer has a class of equity securities registered with the SEC and therefore its directors, officers and 10% shareholders are no longer required to make Section 16 filings.
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
     Annual Bonuses. The board’s policy is to award annual bonuses in order to motivate and reward the Company’s executive officers, as individuals and as a team, and to attain our annual financial goals and operating objectives. Annual bonuses typically reflect competitive industry practice and certain performance metrics. Annual bonus awards for the executive officers in 2008 were made at the discretion of the board. There is currently no formal bonus plan in place for executive officers.
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
     Summary. The board believes that the combination of competitive base salaries and annual incentives paid in cash comprise a highly-effective and motivational executive compensation program, which works to attract and retain talented executives and strongly aligns the interests of senior management with those of the stockholders of the Company in seeking to optimize long-term performance. The board has reviewed the total compensation received by the executive officers during the year ended December 31, 2008, and has determined that those amounts were not excessive or unreasonable.
     The following table shows the cash and other compensation paid or earned and certain long-term awards made to our Chief Executive Officer, Chief Financial Officer, and each of our three most highly compensated executive officers (the “Named Executives”) for all services to us in all capacities for 2008, 2007 and 2006.
SUMMARY COMPENSATION TABLE

				Long-Term Compensation Awards
	Annual Compensation			Restricted	Securities
Name and				Stock	Underlying	All Other
Principal Position	Year	Salary	Bonus	Awards (1)	Options (1)	Compensation	Total
Gregory S. Daily	2008	—	—	—	—	—	—
Chairman and	2007	—	—	—	—	—	—
Chief Executive Officer	2006	$150,000	—	—	—	$5,000 (1)	$155,000

Carl A. Grimstad	2008	$300,000	—	—	—	—	$300,000
Director and President	2007	$300,000	—	—	—	—	$300,000
	2006	$300,000	—	—	—	—	$300,000

				Long-Term Compensation Awards
	Annual Compensation			Restricted	Securities
Name and				Stock	Underlying	All Other
Principal Position	Year	Salary	Bonus	Awards (1)	Options (1)	Compensation		Total
Clay M. Whitson	2008	$296,000	$100,000	—	—	$8,880	(1)	$404,880
Chief Financial Officer	2007	$296,000	—	—	—	$2,220	(1)	$298,220
and Treasurer	2006	$296,000	—	—	—	$11,510	(1)	$307,510

Afshin M. Yazdian	2008	$185,000	$230,000	—	—	$7,950	(1)	$422,950
Executive Vice President,	2007	$185,000	—	—	—	$4,388	(1)	$189,388
General Counsel and Secretary	2006	$170,000	$100,000	—	—	$8,100	(1)	$278,000

Robert S. Torino	2008	$230,000	$200,000	—	—	—		$430,000
Executive Vice President	2007	$230,000	—	—	—	—		$230,000
and Assistant Secretary	2006	$230,000	$100,000	—	—	—		$330,000

(1)	Represents Company’s matching of 401(k) plan contributions made by executive officers.
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
Executive Vice President
COMPENSATION OF DIRECTORS
     Following the closing of the Transaction in 2006, we did not pay our directors, Gregory S. Daily or Carl. A. Grimstad, any compensation for their service as directors. We continued this policy in 2007 and 2008.

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
     On November 10, 2008, Mr. Daily provided us with notice of his intention to not renew his employment agreement with us. Accordingly, Mr. Daily’s employment agreement terminated on February 25, 2009 pursuant to its terms. Following the termination of his employment agreement, Mr. Daily intends to continue to serve as our Chief Executive Officer, pursuant to at-will employment arrangements, the terms of which remain subject to negotiation.
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
     On November 10, 2008, Mr. Grimstad provided us with notice of his intention to not renew his employment agreement with us. Accordingly, Mr. Grimstad’s employment agreement terminated on February 25, 2009 pursuant to its terms. Following the termination of his employment agreement, Mr. Grimstad intends to continue to serve as our President, pursuant to at-will employment arrangements, the terms of which remain subject to negotiation.
Clay Whitson
     In June 2002, we entered into an employment agreement with Clay M. Whitson, our Chief Financial Officer and Treasurer. The employment agreement was originally for one year with successive one-month terms beginning each month after September 3, 2003. Under the agreement, Mr. Whitson is entitled to an annual base salary (currently $296,000), to be reviewed annually by the Compensation Committee, plus a bonus of (a) up to 50% of his base salary for achieving performance criteria established by the board of directors or (b) a pro rata portion of such bonus which is greater or less than the amount in clause (a) based on Mr. Whitson’s performance, our business and financial condition and the operating results achieved. If a change of control (as defined therein) occurs and Mr. Whitson’s employment agreement is not terminated, Mr. Whitson’s bonus must be at least the highest bonus determined by the board of directors (whether or not paid to him prior to the change of control) during any of the three fiscal years preceding such change of control. Mr. Whitson will also receive those employee benefits generally provided to our executive employees.
     We may terminate Mr. Whitson’s employment agreement without cause. If Mr. Whitson is terminated without cause prior to a change of control, he will be entitled to his then existing base salary and bonus for the entire period remaining on the term of his employment agreement. Mr. Whitson may terminate the employment agreement without cause, whereby he will be entitled to a pro-rata amount of his base salary and bonus for the portion of the term of his employment agreement completed on the date of termination. Mr. Whitson may also terminate the employment agreement for cause following a change in control.
Retirement Plan
     Mr. Daily, Mr. Whitson and Mr. Yazdian participate in iPayment’s defined contribution plans. iPayment’s contributions to its defined contribution plans on behalf of the named executive officers are shown in the “All Other Compensation” column of the Summary Compensation Table.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     On May 10, 2006, Holdings acquired all of our issued and outstanding common stock. Holdings is a wholly-owned subsidiary of iPayment Investors. The general partner of iPayment Investors is iPayment GP, LLC (“GP”). Under the limited partnership agreement of iPayment Investors, GP is granted full authority to act on behalf of iPayment Investors and the limited partners of iPayment Investors may not participate in management of iPayment Investors or vote for the election, removal or replacement of GP. The board of directors of GP is comprised of Gregory S. Daily and Carl A. Grimstad and any action by the board requires the vote of both directors. As a result, Messrs. Daily and Grimstad may be deemed to share beneficial ownership of all of our outstanding shares. Messrs. Daily and Grimstad disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests therein. Mr. Daily’s indirect percentage interest in us is 65.8% (including shares held in trust for the benefit of certain family members of Mr. Daily) and Mr. Grimstad’s percentage interest in us is 34.2% (including shares held by certain members of Mr. Grimstad’s immediate family). None of our other executive officers beneficially own any of our shares.

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
     During 2008, our shareholders repurchased $14.2 million of our senior subordinated notes. These repurchases caused us to recognize cancellation of debt income for tax purposes for the year ended December 31, 2008, which resulted in an increase to both our tax expense and our deferred tax assets of $1.3 million. The deferred tax asset will be realized as an income tax benefit over the remaining life of the senior subordinated notes.
     The majority shareholders of Central Payment Company (“CPC”) have loans outstanding to CPC of $0.3 million. These loans bear interest at 10% and are due in June 2010. The shareholders are also employees of CPC.
     Our former office in Bridgeville, Pennsylvania was owned by a former employee and was leased to the Company under an operating lease while the former employee was considered a related party. Annual rent payments under this arrangement were $30,000. However, as of January 2007, the individual was no longer considered a related party.
     Effective August 2002, we began utilizing internet processing services from BluePay Inc. Certain of our former employees are shareholders of BluePay. These former employees ceased to be related parties in January 2007. While BluePay was considered a related party, payments were $0.3 million for the period from May 11 to December 31, 2006 and $0.1 million for the period from January 1 to May 10, 2006.
ITEM 14. Principal Accountant Fees and Services
     We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures. The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2008 and 2007, by Ernst & Young LLP:

	2008		2007
Audit Fees	$415,000	(a)	$369,000	(b)
Audit Related Fees	—		—
Tax Fees	146,000		51,000
All Other Fees	—		—

	$561,000		$420,000

(a)	Comprised of fees for the fiscal 2008 financial statement audit and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(b)	Comprised of fees for the fiscal 2007 financial statement audit and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements
     The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated March 27, 2009, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 32, above.
Schedule II — Valuation and Qualifying Accounts
iPayment, Inc.

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
	Period	Expenses	Accounts	Deductions		Period
Period from January 1 to May 10, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$508,000	$131,000	$—	$399,000	(1)	$240,000
Valuation allowance on deferred tax asset	—	—	—	—		—
Reserve for merchant losses	1,144,000	1,398,000	—	1,198,000	(2)	1,344,000

Total	1,652,000	1,529,000	—	1,597,000		1,584,000

Period from May 11 to December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$240,000	$229,000	$—	$194,000	(1)	$275,000
Reserve for merchant losses	1,344,000	2,168,000	—	2,304,000	(2)	1,208,000

Total	1,584,000	2,397,000	—	2,498,000		1,483,000

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$275,000	$638,000	$—	$145,000	(1)	$768,000
Valuation allowance on deferred tax asset	—	—	223,000	—		223,000
Reserve for merchant losses	1,208,000	466,000	—	654,000	(2)	1,020,000

Total	$1,483,000	$1,104,000	$223,000	$799,000		$2,011,000

Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$768,000	$304,000	$—	$74,000	(1)	$998,000
Valuation allowance on deferred tax asset	223,000	—	523,000	—		746,000
Reserve for merchant advance losses	—	4,283,000	—	461,000	(3)	3,822,000
Reserve for merchant losses	1,020,000	700,000	—	401,000	(2)	1,319,000

Total	$2,011,000	$5,287,000	$523,000	$936,000		$6,885,000

(1)	Write-off of previously reserved accounts receivables.

(2)	Write-off of previously reserved merchant losses.

(3)	Write-off of previously reserved merchant advances.
     2. Exhibits
     Reference is made to the Exhibit Index beginning on page 63 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT INC.

By:	/s/ Gregory S. Daily

	Name:	Gregory S. Daily
	Title:	Chairman and Chief Executive Officer

March 31, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009.

Signature	Title

/s/ Gregory S. Daily	Director
Gregory S. Daily

/s/ Carl M. Grimstad	Director
Carl M. Grimstad

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc., (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K for the period December 28, 2005).

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K for the period December 28, 2005).

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K for the period December 28, 2005).

3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

3.2	Bylaws of Merger Co., as adopted by iPayment, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.1	Indenture, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.2	Purchase Agreement, dated as of May 3, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.3	Registration Rights Agreement, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.4	Form of Note (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

10.1	Credit Agreement, dated May 10, 2006, among iPayment, Inc., as Borrower, iPayment Holdings, Inc., the Subsidiary Guarantors named therein, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

10.2	Security Agreement, dated May 10, 2006, among iPayment, Inc., iPayment Holdings, Inc., the Subsidiary Guarantors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

10.3	Pledge Agreement, dated May 10, 2006, among the Pledgors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.3 of the Registration’s Form S-4 filed with the Commission on July 21, 2006).

10.4	Service Agreement, dated July 1, 2002, between First Data Merchant Services Corporation and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 4, 2003).

10.5	First Amendment to Service Agreement, dated October 25, 2002, between First Data Merchant Services Corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.8	Employment Agreement, effective September 3, 2002, between Clay M. Whitson and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.9	Merchant Program Processing Agreement, dated January 31, 2003, among iPayment Inc., Chase Merchant Services, LLC and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.37 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 3, 2003).

10.10	Asset Purchase Agreement, dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.11	Services Agreement, dated December 27, 2004, between iPayment, Inc. and First Data Merchant Services Corporation (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant, filed herewith.

31.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.