Form 10-Q
period 2009-03-31
IPAYMENT INC
filed 2009-05-12
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (615) 665-1858
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at May 12, 2009

(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$235	$3,589
Accounts receivable, net of allowance for doubtful accounts of $1,055 and $998 at March 31, 2009 and December 31, 2008, respectively	23,492	25,693
Prepaid expenses and other current assets	1,828	2,286
Investment in merchant advances, net of allowance for doubtful accounts of $3,826 and $3,822 at March 31, 2009 and December 31, 2008, respectively	1,962	4,460
Deferred tax assets	2,725	3,442

Total current assets	30,242	39,470

Restricted cash	991	999
Property and equipment, net	4,561	4,714
Intangible assets and other, net of accumulated amortization of $106,694 and $95,286 at March 31, 2009 and December 31, 2008, respectively.	165,853	176,548
Goodwill	528,324	527,912
Deferred tax asset	5,029	4,991
Other assets, net	13,432	14,230

Total assets	$748,432	$768,864

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,392	$2,012
Income taxes payable	—	7,941
Accrued liabilities and other	21,465	22,366
Current portion of long-term debt	23	17,347

Total current liabilities	23,880	49,666

Long-term debt	675,990	669,979
Other liabilities	19,870	21,627

Total liabilities	719,740	741,272

Commitments and contingencies (Note 8)

Equity
iPayment, Inc. stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2009, and December 31, 2008	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $7,462 and $8,178 at March 31, 2009, and December 31, 2008, respectively.	(11,193)	(12,268)
Retained earnings	18,609	18,818

Total iPayment, Inc. stockholders’ equity	27,471	26,605

Noncontrolling interest	1,221	987

Total equity	28,692	27,592

Total liabilities and equity	$748,432	$768,864

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$170,053	$185,455

Operating expenses:
Interchange	96,910	108,381
Other costs of services	55,543	55,773
Selling, general and administrative	4,817	4,818

Total operating expenses	157,270	168,972

Income from operations	12,783	16,483

Other expense:
Interest expense, net	11,656	14,311
Other expense, net	19	3

Income before income taxes and earnings attributable to noncontrolling interests	1,108	2,169

Income tax (benefit) provision	(116)	838

Net income	1,224	1,331

Less: Net income attributable to noncontrolling interests	(1,434)	—

Net (loss) income attributable to iPayment, Inc.	$(210)	$1,331

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(210)	$1,331
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	11,956	8,563
Noncash interest expense	646	646
Net income attributable to noncontrolling interests	1,434	—

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	3,700	2,031
Prepaid expenses and other current assets	458	1,081
Other assets	(463)	(110)
Accounts payable and income taxes payable	(9,060)	(9,539)
Accrued liabilities and other	1,591	3,004

Net cash provided by operating activities	10,052	7,007

Cash flows from investing activities
Change in restricted cash	8	(42)
Expenditures for property and equipment	(382)	(559)
Investment in merchant advances, net	2,498	(4,819)
Acquisitions of businesses & portfolios, net of cash acquired, and payments related to businesses previously acquired	(2,456)	—
Payments for prepaid residual expenses	(474)	(3,534)

Net cash used in investing activities	(806)	(8,954)

Cash flows from financing activities
Net borrowings on line of credit	8,600	4,950
Repayments of debt	(20,000)	(3,025)

Distributions to noncontrolling interest in equity of consolidated subsidiary	(1,200)	—

Net cash (used in) provided by financing activities	(12,600)	1,925

Net decrease in cash and cash equivalents	(3,354)	(22)
Cash and cash equivalents, beginning of period	3,589	33

Cash and cash equivalents, end of period	$235	$11

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9,442	$6,748
Cash paid during the period for interest	$6,444	$9,410

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses with a corresponding increase in goodwill	$412	$—
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
Basis of Presentation
     The accompanying consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Noncontrolling interest” on our consolidated balance sheets. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Revenue Recognition
     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. Related interchange and assessment costs are also recognized at that time. We recognize revenues derived from service fees at the time the service is performed.
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
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value, as determined by our financial institutions of these instruments at March 31, 2009 was a liability of $18.7 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no material ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2008 to March 31, 2009 was $1.8 million, and is reported net of tax expense of $0.7 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
Amortization of Intangible Assets
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, the actual costs of revenues differ from the expected costs of revenues, we will adjust amortization expense accordingly. Historically, we have experienced an average monthly attrition of approximately 1.0% to 3.0% of our total charge volume.
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years. For the three months ended March 31, 2009, amortization expense related to our merchant processing portfolios and other intangible assets was $11.4 million. For the three months ended March 31, 2008, amortization expense related to our merchant processing portfolios and other intangible assets was $8.2 million.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used for the three months ended March 31, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $1.6 million to better approximate the distribution of actual cash flows generated by the merchant processing portfolios.
Common Stock
     As a result of the Transaction (discussed above), the Company has 100 shares of common stock outstanding at March 31, 2009. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
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
     There were no acquisitions of businesses during 2009 or 2008 that were significant enough to require pro forma disclosure.
(3) Investments
Investments in Merchant Advances
     In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be repaid by reductions in amounts otherwise paid to the merchants on future transactions processed by the Company. However, we no longer offer new merchant advances to our customers. Our existing merchant advances are reflected in “Investment in merchant advances” in the Consolidated Balance Sheets. We account for the discount income and costs associated with our merchant advances in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The merchant advances, plus our discount income, are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Statements of Operations using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances. Deferred origination fees were $0.4 million and $0.5 million as of March 31, 2009 and December 31, 2008, respectively, and are included within “Investment in merchant advances” on the Consolidated Balance Sheets. Investments in merchant advances were $2.0 million, net of allowance for doubtful accounts of $3.8 million, at March 31, 2009, and $4.5 million, net of allowance for doubtful accounts of $3.8 million, at December 31, 2008.
Payments for Prepaid Residual Expenses
     During the three months ended March 31, 2009, we made payments totaling $0.5 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
(4) Long-Term Debt
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.25 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of March 31, 2009. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2008, this payment attributable to the covenant was $12.2 million and was included in the current portion of long-term debt at that date. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the quarter ended March 31, 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments for March, June, September, and December of 2009 and March and June of 2010. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At March 31, 2009, we had outstanding $474.6 million of term loans at a weighted average interest rate of 5.19% and $8.6 million outstanding under the revolving credit facility at a weighted average interest rate of 4.33%.

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
     On May 10, 2006, in conjunction with the Transaction described in Note 1, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00.
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases under that amendment. At March 31, 2009, we had outstanding $194.5 million of senior subordinated notes and $1.8 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $4.6 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $5.5 million as of March 31, 2009. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended March 31, 2009 and 2008. Accrued interest related to our debt was $7.6 million and $3.0 million at March 31, 2009 and December 31, 2008, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
(5) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 3% or more of revenues. Substantially all revenues are generated in the United States.
(6) Income Taxes
     We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. We also adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
     At March 31, 2009, we had income tax receivables of $1.5 million, which are included within Accounts Receivable on our Consolidated Balance Sheets. We had income taxes payable of $7.9 million at December 31, 2008, which are included in Income tax payable on our Consolidated Balance Sheets.
     Our effective income tax rate was (10.5)% for the quarter ended March 31, 2009 versus 38.6% for the quarter ended March 31, 2008. The decline in the rate occurred due to our adoption, effective January 1, 2009, of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), under which our income before income taxes includes 100% of earnings of our consolidated joint venture, Central Payment Co, LLC (“CPC”), including earnings allocable to the noncontrolling interests in CPC, but the income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC, since CPC, as a limited liability company, pays no income taxes, but instead distributes its taxable income to us as well as its other third party investees (noncontrolling interests). This change in the effective income tax rate in accordance with the requirements of SFAS No. 160 did not result in any change in the net loss or income attributable to iPayment, Inc., as reported in the accompanying consolidated statements of operations.
     During the first three months of 2008 and 2009, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2009, our liabilities for unrecognized tax benefits totaled $1.1 million and are included in other long-term liabilities in our Consolidated Balance Sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at March 31, 2009 was less than $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to and through 2003.
     At March 31, 2008, we had approximately $1.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $26.2 million as of March 31, 2008.
(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of fair market value changes in our interest rate swap agreements. Comprehensive loss for the three months ended March 31, 2008 and 2009 was $5.5 million and $1.1 million, respectively. The accumulated elements of other comprehensive loss, net of tax, are included within stockholders’ equity on the Consolidated Balance Sheets. Changes in fair value, net of tax, on our swap agreements amounted to $5.5 million and $1.1 million during the three months ended March 31, 2008 and 2009, respectively. The tax benefit was $3.6 million for the three months ended March 31, 2008 and the tax expense was $0.7 million for the three months ended March 31, 2009.
(8) Commitments and Contingencies
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services, et al, Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     This matter was last updated in our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009 and there has not been any change in the status of this matter since last updated.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     This matter was last updated in our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009. As previously reported, this matter arises from a lawsuit filed in February 2000 by plaintiff Dana Bruns on her own behalf and on behalf of a purported class of persons in California who, during the five years prior to filing the lawsuit, allegedly received fax transmissions from third-party defendant Fax.Com and its advertisers, including our subsidiary E-Commerce Exchange, Inc. (ECX). The complaint, as amended, alleges that the defendants sent “fax blast” transmissions to telephone facsimile machines in violation of the provisions of the Telephone Consumer Protection Act of 1991 (“TCPA”) and seeks relief under the TCPA and/or under California’s Unfair Competition Act, Business & Professions Code and for negligence, including for injunctive relief, damages and monetary relief, attorney’s fees and costs of suit and other relief deemed proper. As we also reported earlier, in December 2006, ECX and other defendants filed a Motion for Mandatory Dismissal of this lawsuit which the Court granted and issued an Order of Final Judgment dismissing the litigation with prejudice, which Plaintiff subsequently filed an appeal. As we last reported, on March 23, 2009, the Appellate Court issued its opinion, voting 2 to 1, in favor of the plaintiff and reversing the Final Judgment of Dismissal issued by the Trial Court. On May 4, 2009, we filed a petition for review with the California Supreme Court, seeking a review of the March 23, 2009 Appellate Court decision, and in our petition we incorporated and “joined in” the petition for review also filed on May 4, 2009 by defendants CSB Partnership; CSB & Perez, LLC; CSB & Hinckley, LLC; CSB & McCray, LLC; CSB & Ellison, LLC; CSB & Humbach, LLC; Chris & Tad Enterprises (the “CSB defendants”). As a result of the petition filings the Court of Appeal will not issue a remittitur restoring jurisdiction to the trial court until the petitions for review are denied or, if granted, until the California Supreme Court’s decision is final.
     We continue to believe that the claims asserted against us in this lawsuit are without merit and that the Trial Court properly granted our Motion for Dismissal and that dismissal of the case was mandated. At this time we cannot predict with any certainty if the petitions for review with the California Supreme Court will be granted, and if granted, how the California Supreme Court might rule. In the event the Appellate Court is affirmed (or petitions for review are denied) we currently intend to continue to vigorously defend ourselves in this matter, however, there can be no assurance that we will be successful or prevail in our defense, or in the event we are not successful and judgment is awarded against us, that these claims will be covered by insurance and/or that amounts that may be due from insurance policy coverage will be available for payment of claims, and/or sufficient to fully satisfy a judgment awarded against us (ECX), and therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

Sharyn’s Jewelers, LLC v. iPayment, Inc. ,iPayment of Valencia, Vericomm and JP Morgan Chase Bank ,General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related case Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919
     These related matters were last updated in our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on March 31,2009. As previously reported, these matters relate to a lawsuit filed in January 2005 in North Carolina by plaintiff Sharyn’s Jewelers, LLC, a merchant, naming as defendants, iPayment, Inc. and iPayment of Valencia (the “iPayment Defendants”) and third parties Vericomm, an independent outside sales organization, and JPMorgan Chase Bank (“Chase”). On or about April 10, 2006, plaintiff obtained a “default judgment” against us (and Vericomm) awarding compensatory damages of $74,577.45, attorneys fees of $35,148.75, and punitive damages of $250,000, imposing joint and several liability, for a total judgment amount of $359,726.20 (the “North Carolina Judgment”). Plaintiff then assigned its judgment to Judgment Recovery Group, LLC (“JRG”) and, on or about August 9, 2007, JRG commenced an action in California state court for entry of sister state judgment (the “Sister State Judgment”) in the amount of $404,183, attempting to thereby enforce the North Carolina Judgment against assets of iPayment and Vericomm located in California. We timely filed a motion to vacate the California-issued Sister State Judgment and filed an application to “stay” enforcement of the judgment, pending a December 18, 2007 hearing on our motion to vacate. The court granted our application and “stayed” enforcement of the judgment, pending the hearing set for December 18, 2007. Prior to the December 18, 2007 hearing date, the parties entered into a stipulation, which the court approved, to “stay” the California proceedings pending the final outcome of all challenges filed in North Carolina on the underlying North Carolina Judgment. Vericomm filed an appeal in North Carolina of the North Carolina Judgment. Between December 2007 and February 9, 2009, several court-ordered status conferences were held pursuant to which the court continued the “stay” with the next status conference currently set for June 4, 2009. On April 7, 2009, the North Carolina Court of Appeals issued its decision on Vericomm’s challenge to the default judgment entered against it. The North Carolina Court of Appeals vacated the default judgment imposing liability on Vericomm for punitive damages, Unfair and Deceptive Trade Practices, attorneys’ fees and injunctive relief and affirmed the judgment’s award of compensatory damages against Vericomm. At this time, we are consulting with our counsel to determine the potential effect of North Carolina Court of Appeals decision on our defense and what course of action we will pursue next. At this time we cannot predict with any certainty the likely effect that the North Carolina Court decision may have on the outcome of these related lawsuits and the claims asserted against us. We continue to believe that the claims asserted against us in the North Carolina lawsuit are without merit and that we have meritorious defenses to these claims, as well as numerous grounds, to have the Sister State Judgment vacated or to obtain substantial relief from enforcement in California of the Sister State Judgment entered against us on the North Carolina Judgment. We currently intend to continue to vigorously defend ourselves in these related matters. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Employment Development Department of the State of California, Notice of Assessment No. 00008
     This matter was last updated in our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009 and there has not been any change in the status of this matter since last updated.
Other — Merrick Bank
     This matter was last updated in our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009 and there has not been any change in the status of this matter since last updated.
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
(9) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the nonrecurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 were applied prospectively. The statement provisions effective as of January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or cash flows.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes a framework for the recognition and measurement of identifiable assets and goodwill acquired in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As applicable, the Company will apply the requirements of SFAS No. 141(R) to business combinations completed after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes a framework for the reporting of a parent company’s interests and noncontrolling interests in a subsidiary. SFAS No. 160 is effective as of January 1, 2009, and has been applied prospectively except for the presentation and disclosure requirements that applied retrospectively for all periods presented. The accompanying financial statements, including those as of December 31, 2008, include the reclassification of “Minority interest in equity of consolidated subsidiary,” and related taxes, as a noncontrolling interest in Equity, rather than as part of Liabilities (as previously reported) as required by SFAS No. 160.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s results of operations, financial position and cash flows. SFAS No. 161 is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For further detail on the Company’s derivative instruments and hedging activities, see Note 1.
(10) Significant Developments
     On May 11, 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus potential punitive damages, against Gregory S. Daily, our Chairman and Chief Executive Officer. This lawsuit was brought against Mr. Daily individually and not in his capacity as the Chairman and Chief Executive Officer or Director of the Company. Neither the Company, nor any other shareholders, officers, employees or directors were a party to this action. The Company has no indemnification, reimbursement or any other contractual obligation to Mr. Daily in connection with this legal matter.
     In response to this verdict, Mr. Daily has filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. The Company is not a party to these bankruptcy proceedings.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2009. These factors could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of March 31, 2009, we provided our services to approximately 145,000 small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through independent sales groups, which gives us a non-employee, external sales force. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, in our main operating center in Calabasas, California.
     Our strategy has been to increase profits by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry. Charge volume decreased to $5,737 million for the three months ended March 31, 2009 from $6,535 million for the three months ended March 31, 2008. Revenues decreased to $170.0 million in the first three months of 2008 from $185.5 million in the same period of the prior year. The decrease in revenues was due to the deterioration in the United States’ economic environment, which resulted in weaker consumer spending and charge volumes. Income from operations decreased to $12.8 million for the three months ended March 31, 2009, from $16.5 million for the three months ended March 31, 2008.
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
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the year ended December 31, 2008 and during the three months ended March 31, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $2.4 million and $1.6 million, respectively, to better approximate the distribution of actual cash flows generated by the merchant processing portfolios.

     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At March 31, 2009 and December 31, 2008, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million.
     We also maintain a reserve for merchant advance losses. In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. However, we no longer offer new merchant advances to our customers. During the term of our existing advances, there is risk that an advance may be deemed uncollectible. We evaluate the risk of potential loss for each advance and record a loss reserve accordingly. As of March 31, 2009 and December 31, 2008, our reserve for merchant advances was $3.8 million and is included in “Investment in merchant advances” in our Consolidated Balance Sheets.
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
     In the first quarter of 2007 and 2008, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2009, our liabilities for unrecognized tax benefits totaled $1.1 million and are included in other long-term liabilities on our Consolidated Balance Sheets.
     Noncontrolling Interest. We currently own a 20 percent interest in a joint venture, Central Payment Co, LLC (“CPC”). We previously owned a 51 percent interest in a second joint venture, iPayment ICE of Utah, LLC (“ICE”). However, during the third quarter of 2008, we acquired the remaining 49 percent of ICE for less than $0.1 million, which caused ICE to now be wholly-owned. The noncontrolling interest was $1.0 million and $1.2 million as of December 31, 2008 and March 31, 2009, respectively.
     We account for our investments pursuant to the provisions of SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities. Under this method, if a business enterprise has a controlling financial interest in or is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. As a result, we consider CPC a variable interest entity, and as the primary beneficiary, we consolidate CPC (See Note 9 of Notes to Consolidated Financial Statements). During the quarter ended March 31, 2009, CPC made distributions of profits to the Company and the majority shareholders of CPC. The distributions to the majority shareholders are presented as a reduction of noncontrolling interest in the accompanying Consolidated Balance Sheet.
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value, as determined by our financial institutions of these instruments at March 31, 2009 was a liability of $18.7 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2008 to March 31, 2009 was $1.8 million, and is reported net of tax expense of $0.7 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
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
     Other costs of services include costs directly attributable to processing and bank sponsorship costs. They also include related services to our merchants such as residual payments to independent sales groups, which are commissions we pay to our independent sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants. Other costs of services include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.
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

Results of Operations
Three Months Ended March 31, 2009 (“2009”) Compared to Three Months Ended March 31, 2008 (“2008”)

	Three months ended	% of Total	Three months ended	% of Total	Change
	March 31, 2009	Revenue	March 31, 2008	Revenue	Amount	%
Revenues	$170,053	100.0%	$185,455	100.0%	$(15,402)	(8.3)
Operating Expenses
Interchange	96,910	57.0	108,381	58.4	(11,471)	(10.6)
Other costs of services	55,543	32.7	55,773	30.1	(230)	(0.4)
Selling, general and administrative	4,817	2.8	4,818	2.6	(1)	(0.0)

Total operating expenses	157,270	92.5	168,972	91.1	(11,702)	(6.9)

Income from operations	12,783	7.5	16,483	8.9	(3,700)	(22.4)
Other expense
Interest expense, net	11,656	6.9	14,311	7.7	(2,655)	(18.6)
Other expense, net	19	0.1	3	0.0	16	533.3

Total other expense	11,675	6.9	14,314	7.7	(2,639)	(18.4)

Income before income taxes and earnings attributable to noncontrolling interests	1,108	0.7	2,169	1.2	(1,061)	(48.9)
Income tax (benefit) provision	(116)	(0.1)	838	0.5	(380)	(45.3)

Net Income	1,224	0.7	1,331	0.7	(681)	(51.2)

Less: Net income attributable to noncontrolling interests	(1,434)	(0.8)	—	—	(860)	(100.00)

Net (loss) income attributable to iPayment, Inc.	$(210)	(0.1)	$1,331	0.7	$(1,541)	(115.8)

     Revenues. Revenues decreased 8.3% to $170.1 million during the first quarter of 2009 from $185.5 million during the same period in 2008. The decrease resulted from the challenging economic environment, as our merchant processing volume, which represents the total value of transactions processed by us, declined to $5,737 million during the first quarter of 2009 from $6,535 during the same period in 2008, reflecting lower consumer spending.
     Interchange Expenses. Interchange expenses decreased 10.6% to $96.9 million during the first quarter of 2009 from $108.4 million during the same period in 2008. Interchange expenses as a percentage of total revenues decreased to 57.0% during the first quarter of 2009 as compared to 58.4% during the same period in 2008. Average interchange costs increased in relation to charge volume, but were offset by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services decreased 0.4% to $55.5 million during the first quarter of 2009 from $55.8 million during the same period in 2008 due to decreased processing expense and residual expense, corresponding with lower revenues. Other costs of services increased as a percentage of total revenues due to an increase in depreciation and amortization and residual expense.
     Selling, General and Administrative. Selling, general and administrative expense remained consistent at $4.8 million during the first quarter of 2009 compared to $4.8 million during the same period in 2008, despite the acquisition of a business in the second quarter of 2008, due to reduced headcount at our operating centers.
     Other Expense. Other expense decreased to $11.7 million during the first quarter of 2009 from $14.3 million during the same period in 2008. Interest expense during the first quarter of 2009 decreased $2.7 million from the same period in 2008, reflecting lower funded debt and a lower average interest rate.
     Income Tax. Income tax benefit was $0.5 million during the first quarter of 2009 compared to an expense of $0.8 million during the same period in 2008. The decrease was due to reduced income before taxes during the first quarter of 2009 as compared to the same period in 2008. Our effective income tax rate was (10.5)% for the quarter ended March 31, 2009 versus 38.6% for the quarter ended March 31, 2008. The decline in the rate occurred due to our adoption, effective January 1, 2009, of SFAS No. 160, under which our income before income taxes includes 100% of earnings of our consolidated joint venture, CPC, including earnings allocable to the noncontrolling interests in CPC, but the income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC, since CPC, as a limited liability company, pays no income taxes, but instead distributes its taxable income to us as well as its other third party investees (noncontrolling interests). This change in the effective income tax rate in accordance with the requirements of SFAS No. 160 did not result in any change in the net loss or income attributable to iPayment, Inc.
     Noncontrolling Interests. Net income attributable to noncontrolling interests during the first quarter of 2009 was $0.9 million compared to no net income attributable during the same period in 2008. In 2008, we absorbed all income and losses of our joint ventures to the extent that our cumulative losses in the joint ventures exceeded our investments.

Liquidity and Capital Resources
     As of March 31, 2009, we had cash and cash equivalents of $0.2 million, compared to a balance of $3.6 million as of December 31, 2008. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had net working capital (current assets in excess of current liabilities) of $6.4 million as of March 31, 2009, compared to a deficit of $10.2 million as of December 31, 2008. The working capital change consisted primarily of a decrease in the current portion of long-term debt as a result of payments on our senior secured credit facility during the first quarter of 2009. We paid $12.2 million in debt principal payment, as required by the excess cash flow sweep covenant, and prepaid our quarterly principal payments through June 2010. The working capital change also consisted of a reduction in merchant advances of $2.5 million, a reduction in income taxes payable of $9.4 million and a reduction in accounts receivable of $3.7 million.
     We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. At March 31, 2009, we had $8.6 million in borrowings outstanding under our $60.0 million revolving credit facility. Please see “Contractual Obligations” below for a description of future required uses of cash. Our ability to have the necessary liquidity to operate our business may be adversely impacted by a number of general economic factors, including continued decreases in consumer spending, which could lead to deterioration in our operating performance and cash flow. Such deterioration could, among other things, impact our ability to comply with financial covenants in our existing credit facilities. Under such circumstances, a continuation of the difficult conditions in the credit markets could limit the availability of credit and increase the cost of financing. We cannot be certain that any additional required financing would be available on acceptable terms to us, if at all. We currently expect to remain in compliance with established financial covenants in 2009. However, if the economic environment in which we operate were to further deteriorate beyond current expectations, it could adversely affect our ability to remain in compliance with our covenants, which could have an adverse effect on our liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.
Operating activities
     Net cash provided by operating activities was $10.1 million during the first three months of 2009, consisting of net loss of $0.2 million adjusted by depreciation and amortization of $12.0 million, non-cash interest expense of $0.6 million, net income attributable to noncontrolling interest of $1.4 million, and a net unfavorable change in operating assets and liabilities of $3.8 million.
     Net cash provided by operating activities was $7.0 million during the first three months of 2008, consisting of net income of $1.3 million adjusted by depreciation and amortization of $8.6 million, non-cash interest expense of $0.6 million, and a net unfavorable change in operating assets and liabilities of $3.5 million.
Investing activities
     Net cash used in investing activities was $0.8 million during the first three months of 2009. Net cash used in investing activities consisted of a $2.5 million reduction in investments in merchant advances, $2.5 million paid for earnout payments associated with acquisitions from a prior period, $0.5 million of payments for contract modifications for prepaid residual expenses, and $0.4 million of capital expenditures. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business. The reduction in investments in merchant advances is due to the Company’s decision to discontinue making new advances under the program in the fourth quarter of 2008.
     Net cash used in investing activities was $9.0 million during the first three months of 2008. Net cash used in investing activities consisted of $4.8 million of investments in merchant advances, $3.5 million of payments for contract modifications for prepaid residual expenses, $0.6 million of capital expenditures and a $0.1 million increase in restricted cash.
Financing activities
     Net cash used in financing activities was $12.6 million during the first three months of 2009, primarily consisting of $20.0 million of net repayments on our long-term debt, offset by borrowings under our revolving credit facility of $8.6 million and a $1.2 million distribution paid to the majority shareholders of our joint venture, CPC.
     Net cash used in financing activities was $1.9 million during the first three months of 2008, primarily consisting of $3.0 million of net repayments on our long-term debt, offset by borrowings under our revolving credit facility of $5.0 million.

     Our senior secured credit facility, which has Bank of America as the lead bank, consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 6.25 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of March 31, 2009. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2008, this payment attributable to the covenant was $12.2 million and was included in the current portion of long-term debt at that date. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the quarter ended March 31, 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments for March, June, September, and December of 2009 and March and June of 2010. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At March 31, 2009, we had outstanding $474.6 million of term loans at a weighted average interest rate of 5.19% and $8.6 million outstanding under the revolving credit facility at a weighted average interest rate of 4.33%.
     Under the senior secured credit facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1 of Notes to Consolidated Financial Statements).
     On May 10, 2006, in conjunction with the Transaction described in Note 1 of Notes to Consolidated Financial Statements, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4 % on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00.
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases under that amendment. At March 31, 2009, we had outstanding $194.5 million of senior subordinated notes and $1.8 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $4.6 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $5.5 million as of March 31, 2009. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended March 31, 2009 and 2008. Accrued interest related to our debt was $7.6 million and $3.0 million at March 31, 2009 and December 31, 2008, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.

Contractual Obligations
     The following table of our material contractual obligations as of March 31, 2009, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. We currently estimate that we will pay an aggregate of $1.0 to $2.0 million in earnout payments for the remainder of 2009 and 2010 combined.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Credit Facility	$483,238	$—	$17,613	$465,625	$—
Senior Subordinated Notes	194,500	—	—	—	194,500
Interest (1)	171,024	44,504	72,735	51,414	2,371
Capital lease obligations	56	23	33	—	—
Operating lease obligations	2,478	1,344	890	244	—
Purchase obligations (2)(3)	12,133	5,540	6,593	—	—

Total contractual obligations	$863,429	$51,411	$97,864	$517,283	$196,871

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of March 31, 2009, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our consolidated financial statements.

(2)	We are required to pay First Data an annual processing fee related to our previously purchased FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $5.5 million in fiscal 2009, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitments for years after 2009, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(3)	We have agreed to utilize First Data to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of March 31, 2009, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of March 31, 2009, $474.6 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.1 million.

     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
     There is no material change to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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

iPayment, Inc.
Date: May 12, 2009	By:	/s/ Gregrory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2009	By:	/s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.