Form 10-Q
period 2009-06-30
IPAYMENT INC
filed 2009-08-14
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at August 14, 2009

(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,032	$3,589
Accounts receivable, net of allowance for doubtful accounts of $1,434 and $998 at June 30, 2009 and December 31, 2008, respectively	24,456	25,693
Prepaid expenses and other current assets	1,764	2,286
Investment in merchant advances, net of allowance for doubtful accounts of $3,336 and $3,822 at June 30, 2009 and December 31, 2008, respectively	680	4,460
Deferred tax assets	2,725	3,442

Total current assets	30,657	39,470

Restricted cash	1,036	999
Property and equipment, net	4,268	4,714
Intangible assets and other, net of accumulated amortization of $118,283 and $95,286 at June 30, 2009 and December 31, 2008, respectively.	156,328	176,548
Goodwill	528,190	527,912
Deferred tax asset	3,959	4,991
Other assets, net	12,339	14,230

Total assets	$736,777	$768,864

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,047	$2,012
Income taxes payable	904	7,941
Accrued liabilities and other	19,858	22,366
Current portion of long-term debt	—	17,347

Total current liabilities	23,809	49,666

Long-term debt	660,444	669,979
Other liabilities	17,602	21,627

Total liabilities	701,855	741,272

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $6,631 and $8,178 at June 30, 2009, and December 31, 2008, respectively.	(9,946)	(12,268)
Retained earnings	22,834	18,818

Total iPayment, Inc. stockholders’ equity	32,943	26,605

Noncontrolling interest	1,979	987

Total equity	34,922	27,592

Total liabilities and equity	$736,777	$768,864

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$190,745	$212,580	$360,798	$398,035

Operating expenses:
Interchange	103,575	121,855	200,485	230,236
Other costs of services	60,774	62,055	116,317	117,828
Selling, general and administrative	4,940	4,915	9,757	9,733

Total operating expenses	169,289	188,825	326,559	357,797

Income from operations	21,456	23,755	34,239	40,238

Other expense:
Interest expense, net	11,694	14,474	23,350	28,786
Other expense (income), net	1,072	(117)	1,090	(115)

Income before income taxes	8,690	9,398	9,799	11,567

Income tax provision	3,709	3,626	3,594	4,464

Net income	4,981	5,772	6,205	7,103

Less: Net income attributable to noncontrolling interests	(758)	—	(2,192)	—

Net income attributable to iPayment, Inc.	$4,223	$5,772	$4,013	$7,103

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$6,205	$7,103
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,121	17,551
Noncash interest expense and other	1,292	1,166

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	1,237	(1,257)
Prepaid expenses and other current assets	522	289
Other assets	(154)	(67)
Accounts payable and income taxes payable	(6,002)	(6,778)
Accrued liabilities and other	(260)	(2,055)

Net cash provided by operating activities	26,961	15,952

Cash flows from investing activities
Change in restricted cash	(37)	(32)
Expenditures for property and equipment	(628)	(904)
Investment in merchant advances, net	3,780	(10,282)
Acquisitions of businesses & portfolios, net of cash acquired, and payments related to businesses previously acquired	(2,456)	(22,000)
Payments for prepaid residual expenses	(1,977)	(3,560)

Net cash used in investing activities	(1,318)	(36,778)

Cash flows from financing activities
Net borrowings on line of credit	—	26,250
Repayments of debt	(27,000)	(5,451)

Distributions to noncontrolling interest in equity of consolidated subsidiary	(1,200)	—

Net cash (used in) provided by financing activities	(28,200)	20,799

Net decrease in cash and cash equivalents	(2,557)	(27)
Cash and cash equivalents, beginning of period	3,589	33

Cash and cash equivalents, end of period	$1,032	$6

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$10,289	$7,468
Cash paid during the period for interest	$22,334	$27,289

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses with a corresponding increase in goodwill	$278	$—
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
Revenue Recognition
     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry (“PCI”) compliance fees, and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. Related interchange and assessment costs are also recognized at that time. We recognize revenues derived from service fees at the time the service is performed.
Other Costs of Services
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

Financial Instruments
     Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1: Observable quoted prices in active markets for identical assets and liabilities.

•	Level 2: Observable quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3: Model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash-flow models and similar techniques.
     We believe the carrying amounts of financial instruments at June 30, 2009, including cash, restricted cash and accounts receivable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our senior subordinated notes, net of discount, is $192.8 million at June 30, 2009. We estimate the fair value to be approximately $95.3 million, considering executed trades occurring around June 30, 2009. The carrying value of the senior secured credit facility is $467.6 million at June 30, 2009. We estimate the fair value to be approximately $346.1 million, considering executed trades occurring around June 30, 2009. The fair value of the Company’s senior subordinated notes and senior secured credit facility are estimated using direct and indirect observable market information and are classified within level 2 of the fair value hierarchy, as defined by SFAS No. 157. The Company is contractually obligated to repay its borrowings in full and the Company does not believe the creditors under its borrowing arrangements are willing to settle these instruments with the Company at their estimated fair values indicated herein.
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
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at June 30, 2009 was a liability of $16.6 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2008 to June 30, 2009 was $3.9 million, and is reported net of the change in tax expense of $1.5 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
     The Company’s swap derivatives are not listed on an exchange and are instead executed over the counter (“OTC”). As no quoted market prices exist for such instruments, the Company values these OTC derivatives primarily based on the broker pricing indications and in consideration of the risk of counterparty nonperformance. OTC interest rate swap key valuation inputs are observable interest rate and/or yield curves and do not require significant judgment, and accordingly, the swap values are classified within Level 2 of the fair value hierarchy, as defined by SFAS No. 157.
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

     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years. For the three and six months ended June 30, 2009, amortization expense related to our merchant processing portfolios and other intangible assets was $11.6 million and $23.0 million, respectively. For the three and six months ended June 30, 2008, amortization expense related to our merchant processing portfolios and other intangible assets was $8.5 million and $16.8 million, respectively.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used for the three and six months ended June 30, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $0.6 million and $2.1 million, respectively, to better approximate the distribution of actual cash flows generated by the merchant processing portfolios.
Common Stock
     As a result of the Transaction (discussed above), the Company has 100 shares of common stock outstanding at June 30, 2009. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Acquisitions
     The effective date of the acquisition discussed in this Note is the date the acquisition was recognized in our financial statements, unless otherwise noted. On April 1, 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center, an independent sales group with a portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Merchant Service Center is a provider of credit card transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Merchant Service Center were included in our Consolidated Income Statements beginning April 1, 2008 pursuant to the provisions of the Asset Purchase Agreement.
     There were no acquisitions of businesses during 2009 or 2008 that were significant enough to require pro forma disclosure.
(3) Investments
Investments in Merchant Advances
     In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be repaid by reductions in amounts otherwise paid to the merchants on future transactions processed by the Company. However, we no longer offer new merchant advances to our customers. Our existing merchant advances are reflected in “Investment in merchant advances” in the Consolidated Balance Sheets. We account for the discount income and costs associated with our merchant advances in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The merchant advances, plus our discount income, are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Income Statements using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances. Deferred origination fees were $0.3 million and $0.5 million as of June 30, 2009 and December 31, 2008, respectively, and are included within “Investment in merchant advances” on the Consolidated Balance Sheets. Investments in merchant advances were $0.7 million, net of allowance for doubtful accounts of $3.3 million, at June 30, 2009 and $4.5 million, net of allowance for doubtful accounts of $3.8 million, at December 31, 2008.
Payments for Prepaid Residual Expenses
     During the six months ended June 30, 2009, we made payments totaling $2.0 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.

(4) Long-Term Debt
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00%. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 5.75 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of June 30, 2009. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2008, this payment attributable to the covenant was $12.2 million and was included in the current portion of long-term debt at that date. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the first six months of 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments for all of 2009 and 2010 and the first three quarters of 2011. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At June 30, 2009, we had outstanding $467.6 million of term loans at a weighted average interest rate of 5.14% and no borrowings outstanding under the revolving credit facility.
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
     Our senior secured credit facility provides that certain change of control events will result in an event of default, including the following:
•	Gregory S. Daily, our Chairman and Chief Executive Officer, Carl A. Grimstad, our President, and certain other investors (collectively, the “Permitted Holders”) cease to beneficially own equity interests in iPayment Holdings, Inc. (“Holdings”) representing more than fifty percent of its voting equity interests;

•	during any period of twelve consecutive months, a majority of Holdings’ Board of Directors ceases to be composed of individuals who were members of Holdings’ Board of Directors at the beginning of such period or who were elected or nominated by such members or appointees of such members who constituted at least a majority of the Board of Directors at the time of such election or nomination;

•	Gregory S. Daily and certain trusts controlled by Mr. Daily cease to beneficially own or control at least a majority of the equity interests in Holdings or any parent company beneficially owned by the Permitted Holders; or

•	a “change of control” occurs under the indenture governing our senior subordinated notes (described below).
A “change of control” under the indenture governing our senior subordinated notes includes the following events:
•	any “person” or “group” other than one or more of the Permitted Holders or a parent company becomes the beneficial owner of (i) 35% or more of the voting power of our voting stock and (ii) more of the voting power of our voting stock than that beneficially owned by the Permitted Holders; or

•	a majority of the members of our Board of Directors cease to be “continuing directors.”
An event of default resulting from a change of control could result in the acceleration of the maturity of our borrowings and terminate commitments to lend under the senior secured credit facility. An acceleration of our senior secured credit facility would constitute an event of default under the senior subordinated indenture and could result in the acceleration of our senior subordinated notes.
     On May 10, 2006, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.0.
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases under that amendment. At June 30, 2009, we had outstanding $194.5 million of senior subordinated notes and $1.7 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $4.3 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $5.3 million as of June 30, 2009. These costs are included in other assets and are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended June 30, 2009 and 2008. Accrued interest related to our debt was $2.8 million and $3.0 million at June 30, 2009 and December 31, 2008, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
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
     We had income taxes payable of $7.9 million and $0.9 million at December 31, 2008 and June 30, 2009, respectively, which are included within Income taxes payable on our Consolidated Balance Sheets.
     Our effective income tax rate was 36.7% for the six months ended June 30, 2009. Our effective tax rate was 38.6% for the six months ended June 30, 2008. The decline in the rate occurred due to our adoption, effective January 1, 2009, of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), under which our income before income taxes includes 100% of earnings of our consolidated joint venture, Central Payment Co, LLC (“CPC”), including earnings allocable to the noncontrolling interests in CPC, but the income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC, since CPC, as a limited liability company, pays no income taxes, but instead distributes its taxable income to us as well as its other third party investors (noncontrolling interests). This change in the effective income tax rate in accordance with the requirements of SFAS No. 160 did not result in any change in the net loss or income attributable to iPayment, Inc., as reported in the accompanying Consolidated Income Statements.
     During the first six months of 2008 and 2009, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2009, our liabilities for unrecognized tax benefits totaled $0.9 million and are included in other long-term liabilities in our Consolidated Balance Sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at June 30, 2009 was less than $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to and through 2003.
     At June 30, 2009, we had approximately $1.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $26.2 million as of June 30, 2009.

(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of fair market value changes in our interest rate swap agreements. The accumulated elements of other comprehensive loss, net of tax, are included within stockholders’ equity on the Consolidated Balance Sheets. Comprehensive income for the three months ended June 30, 2008 and 2009 was $5.8 million and $1.2 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $5.8 million and $1.2 million during the three months ended June 30, 2008 and 2009, respectively. The deferred tax expense was $3.8 million and $0.8 million for the three months ended June 30, 2008 and 2009, respectively.
     Comprehensive income for the six months ended June 30, 2008 and 2009 was $0.3 million and $2.3 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $0.3 million and $2.3 million during the six months ended June 30, 2008 and 2009, respectively. The deferred tax expense was $0.2 million and $1.5 million for the six months ended June 30, 2008 and 2009, respectively.
(8) Commitments and Contingencies
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services, et al, Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     This matter (the “Litigation”) was initially reported in our Annual Report for the year ended December 31, 2004, previously filed on Form 10-K with the Securities and Exchange Commission on February 24, 2005 and was last updated in our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009. On June 4, 2009 the court issued a Final Order Approving Settlement and Final Judgment of Dismissal (“Final Judgment”) of the Litigation. The Final Judgment became final on August 4, 2009, and this matter has been fully settled between the parties and all claims have been dismissed. The parties previously executed a Stipulation of Class Action Settlement, dated January 9, 2009 (the “Class Settlement Agreement”). Our allocated portion of the total amount payable pursuant to the Class Settlement Agreement terms and Final Judgment did not have a material adverse effect on our business, financial condition or results of operations. The Class Settlement Agreement is not an admission of liability by the defendants and this summary of the Class Settlement Agreement does not purport to be complete and is qualified in its entirety by the Class Settlement Agreement. We and the other defendants, A-1 Leasing LLC, Duvera Billing Services (“Duvera”), Applied Merchant Systems, Inc. (“AMS”), Vandalay Venture Group, Inc. and Michael Lauria also entered into a separate Settlement Agreement and Mutual General Release, dated as of January 15, 2009, (the “Defendants Settlement Agreement”) which sets forth the respective settlement understandings and agreements between the various defendants. Under the Defendants Settlement Agreement, the cross-complaint filed by Duvera against our subsidiary E-Commerce Exchange, Inc. (ECX) and AMS, was also dismissed with prejudice, and we and each of the other defendants have fully and finally settled and released each and all other defendants with respect to the claims asserted or that could have been asserted against each other in connection with the matters alleged by the plaintiffs in the Class Action lawsuit. Accordingly, these related litigation matters are completely settled and all claims against us (ECX) in the subject Litigation have been fully settled and released and all claims have been dismissed.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     This matter was last updated in our Quarterly Report for the first quarter ended March 31, 2009, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2009. On July 22, 2009, the California Supreme Court granted review of the merits of this matter. ECX’s opening brief on the merits in the California Supreme Court is due August 21, 2009 (although on August 6, 2009 we filed an application requesting an additional 45 days to file the brief, and if the application is granted, our opening brief on the merits will be due October 5, 2009). Plaintiff’s answer brief on the merits will be due 30 days after the filing of the opening brief. ECX’s reply brief will then be due 20 days after the filing of the answer brief. We continue to believe that the claims asserted against us in this lawsuit are without merit and that the Trial Court properly granted our Motion for Dismissal and that dismissal of the case was mandated. At this time, we cannot predict with any certainty how the California Supreme Court might rule, nor can we predict, in the event appellate relief is ordered, the likely outcome it may have on the lawsuit and the claims asserted against us. In the event the Appellate Court is affirmed, we currently intend to continue to vigorously defend ourselves in this matter. However, there can be no assurance that we will be successful or prevail in our defense, or in the event we are not successful and judgment is awarded against us, that these claims will be covered by insurance and/or that amounts that may be due from insurance policy coverage will be available for payment of claims, and/or sufficient to fully satisfy a judgment awarded against us (ECX), and, therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Sharyn’s Jewelers, LLC v. iPayment, Inc., iPayment of Valencia, Vericomm and JP Morgan Chase Bank, General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related case Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919
     These related matters were last updated in our Quarterly Report for the first quarter ended March 31, 2009, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2009.

     At a June 4, 2009 status conference, the California court terminated the previously imposed “stay” of the action in California state court (the “California Action”) for entry of sister state judgment (the “Sister State Judgment”) to enforce a previously issued judgment in North Carolina against assets located in California of iPayment, Inc., iPayment of Valencia and third-party Vericomm, an independent outside sales organization. The court ordered Judgment Recovery Group (“JRG”) to file an Amended Judgment that comports with the April 7, 2009 opinion issued by the North Carolina Court of Appeals, and further declared the previously filed motions “stricken,” and instead ordered each of the Judgment Debtors to file updated motions to vacate following the filing of the Amended Judgment. The Court also continued the “stay on execution.” On June 12, 2009, JRG filed in the California Action a proposed Amended Judgment against Vericomm in the amount of $93.5 thousand and against iPayment, Inc. and iPayment of Valencia, jointly and severally, in the amount of $452.8 thousand, which the Court signed and entered on June 12, 2009 (the “California Amended Judgment”). Vericomm, on or about June 30, 2009, filed a Motion to Vacate the California Amended Judgment and, on or about July 28, 2009, JRG filed its opposition to Vericomm’s Motion to Vacate. On July 28, 2009, we filed an ex parte application in the California Action seeking an order to allow the briefing on our motion to vacate the entry of the California Amended Judgment issued on the Sister State Judgment to be limited to the issue of the application of North Carolina General Statute section 1-298 to the California proceedings (since we believe that JRG has not obtained an amended judgment from the North Carolina trial court that conforms with the findings and rulings issued by the North Carolina Court of Appeals) and that the limited nature of the motion shall not waive our right to subsequently move to vacate any entry of Sister State Judgment filed against the iPayment Defendants’ by JRG on any other basis or grounds. Following oral argument, the Court granted our requested relief and entered an Order on July 28, 2009 that allowed us to file our motion to vacate the entry of the California Amended Judgment issued on the Sister State Judgment to be limited to the issue of the application of North Carolina General Statute section 1-298 to the California proceedings without waiving our right to subsequently move to vacate any entry of Sister State Judgment filed against the iPayment Defendants’ by JRG on any other basis or grounds. On July 29, 2009, we filed our Motion to Vacate entry of Sister State Judgment filed by JRG against iPayment, Inc. and iPayment of Valencia on June 12, 2009. The hearing date for our Motion to Vacate the California Amended Judgment is currently scheduled for August 28, 2009.
     At this time, we are consulting with our counsel to determine the potential effect of North Carolina Court of Appeals decision on our defense and what course of action we may pursue next. At this time, we cannot predict with any certainty the likely effect that the North Carolina Court decision may have on the outcome of these related lawsuits and the claims asserted against us. We continue to believe that the claims asserted against us in the North Carolina lawsuit are without merit and that we have meritorious defenses to these claims, as well as numerous grounds, to have the California Amended Judgment vacated or modified, or to obtain substantial relief from enforcement in California of the Sister State Judgment entered against us on the North Carolina Judgment. We currently intend to continue to vigorously defend ourselves in these related matters. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
   Equal Employment Opportunity Commission, Plaintiff, v. iPayment, Inc., and NPMG Acquisition Sub, LLC, a Delaware corporation, United States District Court for the District of Arizona, Case No.: CV 08-1790-PHX-SRB
     This matter arises from a lawsuit filed on September 30, 2008, by the Equal Employment Opportunity Commission (“EEOC”) against us and our subsidiary, NPMG Acquisition Sub, LLC, (“NPMG”). We were served with the summons and complaint on January 14, 2009 and subsequently a First Amended Complaint (“FAC”) was filed on February 19, 2009. The FAC alleges that since at least October 2005, Defendants iPayment and NPMG have engaged in unlawful employment practices at NPMG’s offices in Phoenix, Arizona in violation of Section 703 (a) of Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991, including unlawful practices by subjecting three named former employees (the “Charging Parties”), and a class of employees, to a hostile work environment because of race. The FAC alleges that it seeks to provide appropriate relief to the “Charging Parties” and a class of employees, who were adversely affected by such practices. The FAC broadly alleges that iPayment and NPMG operated as an “integrated employer/single employer” and that iPayment “indirectly employed” the Charging Parties and alleges that iPayment is subject to the Court’s jurisdiction, and is liable for the alleged acts of its subsidiary, NPMG. The FAC also alleges that the unlawful employment practices complained of were intentional, were done with malice or with reckless indifference to the federally protected rights of the Charging Parties, and a class of employees, and seeks relief that includes a permanent injunction enjoining Defendants from engaging in any employment practice which discriminates against any individual on the basis of race, an Order for Defendants to institute and carry out policies, practices, and programs which provide equal employment opportunities for applicants and employees regardless of race and which eradicate the effects of their past and present unlawful employment practices, an Order that Defendants make whole the Charging Parties, and a class of employees, by providing compensation for past and future non-pecuniary losses resulting from the unlawful practices alleged, including emotional pain, suffering, inconvenience, mental anguish, and loss of enjoyment of life, in amounts to be determined at trial, an Order that Defendants pay the Charging Parties, and a class of employees, punitive damages for their malicious conduct in amounts to be determined at trial, for such further relief as the Court deems necessary and proper in the public interest, and award the EEOC its costs in this action.
     iPayment, on April 29, 2009, filed a motion for summary judgment and an order dismissing iPayment as a defendant in this case, because the Court lacks jurisdiction over iPayment, and because the FAC fails to state a claim against iPayment upon which relief can be granted and requests that the Court dismiss the EEOC’s claims in the FAC to the extent they are alleged against iPayment, with prejudice, and award iPayment its reasonable fees and costs incurred in filing the motion. The EEOC filed opposition to the motion for summary judgment. iPayment is not required to file a further response pending the summary judgment determination. NPMG filed an answer to the FAC on May 7, 2009 in which it denied the substantive allegations and claims and denied that the EEOC is entitled to the relief requested or any other relief and also asserted several affirmative defenses. We do not expect a ruling on the summary judgment prior to October 2009. The parties have engaged and continue to engage in discovery and motion practice and have engaged in various settlement and mediation efforts, but to date, have not been able to reach any proposed terms for settlement and resolution. We continue to engage in settlement discussions with EEOC counsel. A trial date has not been set at this time.
     Although we currently intend to continue to vigorously defend ourselves in this case, and believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Other – Merrick Bank
     This matter was last updated in our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009 and there has not been any change in the status of this matter since last updated.
     We are also subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within Other expense on our Consolidated Income Statements.
(9) Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 — Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the nonrecurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 were applied prospectively. The statement provisions effective as of January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or cash flows.
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
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial

Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP resulted in additional interim disclosures only. See Financial Instruments within Note 1.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. SFAS 165 is effective for financial statements ending after June 15, 2009. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance, August 14, 2009.
(10) Significant Developments
     On May 11, 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages, against Gregory S. Daily, our Chairman and Chief Executive Officer. This lawsuit was brought against Mr. Daily individually and not in his capacity as the Chairman and Chief Executive Officer or Director of the Company. Neither the Company, nor any other shareholders, officers, employees or directors were a party to this action. The Company has no indemnification, reimbursement or any other contractual obligation to Mr. Daily in connection with this legal matter.
     In response to this verdict, Mr. Daily has filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. The Company is not a party to these bankruptcy proceedings. Mr. Daily is in the process of appealing this verdict.
(11) Subsequent Events
     The Company has completed an evaluation of all subsequent events through August 14, 2009, which is the issuance date of these consolidated financial statements, and concluded no subsequent events occurred that required recognition or disclosure.

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
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of June 30, 2009, we provided our services to approximately 145,000 small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through independent sales groups, which gives us a non-employee, external sales force. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, in our main operating center in Calabasas, California.
     Our strategy has been to increase profits by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry. Charge volume decreased to $11.8 billion for the six months ended June 30, 2009 from $13.8 billion for the six months ended June 30, 2008. Revenues decreased to $360.8 million in the first six months of 2009 from $398.0 million in the same period of the prior year. The decrease in revenues was due to the deterioration in the United States’ economic environment, which resulted in weaker consumer spending and charge volumes. Income from operations decreased to $34.2 million for the six months ended June 30, 2009, from $40.2 million for the six months ended June 30, 2008.
Critical Accounting Policies
     The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.
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
     We completed our most recent annual goodwill impairment review as of December 31, 2008, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required. We are presently in the process of performing our annual impairment review as of July 31, 2009. We expect the review to be completed before year-end.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of June 30, 2009 and determined no impairment charge was required.

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
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the three and six months ended June 30, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $0.6 million and $2.1 million, respectively, to better approximate the distribution of actual cash flows generated by the merchant processing portfolios.
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At June 30, 2009 and December 31, 2008, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $2.4 million and $1.3 million, respectively.
     We also maintain a reserve for merchant advance losses. In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. However, we no longer offer new merchant advances to our customers. During the term of our existing advances, there is risk that an advance may be deemed uncollectible. We evaluate the risk of potential loss for each advance and record a loss reserve accordingly. Our reserve for merchant advances was $3.3 million and $3.8 million at June 30, 2009 and December 31, 2008, respectively, and is included in “Investment in merchant advances” in our Consolidated Balance Sheets.
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
     In the first six months of 2008 and 2009, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2009, our liabilities for unrecognized tax benefits totaled $0.9 million and are included in other long-term liabilities on our Consolidated Balance Sheets.
     Noncontrolling Interest. We currently own a 20 percent interest in a joint venture, Central Payment Co, LLC (“CPC”). We previously owned a 51 percent interest in a second joint venture, iPayment ICE of Utah, LLC (“ICE”). However, during the third quarter of 2008, we acquired the remaining 49 percent of ICE for less than $0.1 million, which caused ICE to now be wholly-owned. ICE was legally dissolved in December 2008. The noncontrolling interest in CPC was $1.0 million and $2.0 million as of December 31, 2008 and June 30, 2009, respectively.
     We account for our investments pursuant to the provisions of SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities. Under this method, if a business enterprise has a controlling financial interest in or is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. As a result, we consider CPC a variable interest entity, and as the primary beneficiary, we consolidate CPC (See Note 9 of Notes to Consolidated Financial Statements). During the quarter ended March 31, 2009, CPC made distributions of profits to the Company and the majority shareholders of CPC. The distributions to the majority shareholders are presented as a reduction of noncontrolling interest in the accompanying Consolidated Balance Sheets.
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at June 30, 2009 was a liability of $16.6 million, and was included as other liabilities in our Consolidated Balance Sheets. SFAS No. 133 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2008 to June 30, 2009 was $3.9 million, and is reported net of the change in tax expense of $1.5 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
Components of Revenues and Expenses
     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry (“PCI”) compliance fees, discount income on merchant advances and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time. In December 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be collected through reductions in amounts otherwise paid to them on future transactions processed by the Company. These merchant advances are reflected in Investment in merchant advances in the Consolidated Balance Sheets. The merchant advances are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Income Statements using the effective interest method. In connection with the origination of certain of these advances, origination or other fees may be incurred by the Company. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances.
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

Results of Operations
Three Months Ended June 30, 2009 (“2009”) Compared to Three Months Ended June 30, 2008 (“2008”)

					Change
	Three months ended	% of Total	Three months ended	% of Total
	June 30, 2009	Revenue	June 30, 2008	Revenue	Amount	%
Revenues	$190,745	100.0%	$212,580	100.0%	$(21,835)	(10.3)
Operating Expenses
Interchange	103,575	54.3	121,855	57.3	(18,280)	(15.0)
Other costs of services	60,774	31.9	62,055	29.2	(1,281)	(2.1)
Selling, general and administrative	4,940	2.6	4,915	2.3	25	0.5

Total operating expenses	169,289	88.8	188,825	88.8	(19,536)	(10.3)

Income from operations	21,456	11.2	23,755	11.2	(2,299)	(9.7)
Other expenses
Interest expenses, net	11,694	6.1	14,474	6.8	(2,780)	(19.2)
Other expenses (income), net	1,072	0.7	(117)	(0.1)	1,189	(1,016.2)

Total other expense	12,766	6.7	14,357	6.8	(1,591)	(11.1)

Income before income taxes	8,690	4.6	9,398	4.4	(708)	(7.5)
Income tax provision	3,709	1.9	3,626	1.7	83	2.3

Net Income	4,981	2.6	5,772	2.7	(791)	(13.7)
Less: Net income attributable to noncontrolling interests	(758)	(0.4)	—	—	(758)	(100.00)

Net income attributable to iPayment, Inc.	$4,223	2.2	$5,772	2.7	$(1,549)	(26.8)

     Revenues. Revenues decreased 10.3% to $190.7 million during the second quarter of 2009 from $212.6 million during the same period in 2008. The decrease resulted from the challenging economic environment, as our merchant processing volume, which represents the total value of transactions processed by us, declined 16.3% to $6,091 million during the second quarter of 2009 from $7,280 during the same period in 2008, reflecting lower consumer spending. Revenues decreased at a lower rate than charge volume due to increases in average fees charged to merchants.
     Interchange Expenses. Interchange expenses decreased 15.0% to $103.6 million during the second quarter of 2009 from $121.9 million during the same period in 2008. Interchange expenses as a percentage of total revenues decreased to 54.3% during the second quarter of 2009 as compared to 57.3% during the same period in 2008. Average interchange costs increased in relation to charge volume, but were offset by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services decreased 2.1% to $60.8 million during the second quarter of 2009 from $62.1 million during the same period in 2008, corresponding with lower revenues. Other costs of services increased as a percentage of total revenues due to an increase in depreciation and amortization, merchant losses, and residual expenses as a percentage of revenues.
     Selling, General and Administrative. Selling, general and administrative expenses remained consistent at $4.9 million during the second quarter of 2009 compared to $4.9 million during the same period in 2008, as savings from reduced headcount at our operating centers were offset by an increase in direct selling expenses at our joint venture, CPC.
     Other Expenses. Other expenses decreased to $12.8 million during the second quarter of 2009 from $14.4 million during the same period in 2008, primarily due to a decrease in interest expenses. Interest expenses during the second quarter of 2009 decreased $2.8 million from the same period in 2008, reflecting lower funded debt and a lower average interest rate.
     Income Tax. Income tax provision increased to $3.7 million during the three months ended June 30, 2009 from $3.6 million during the same period in 2008. Income tax expenses as a percentage of income before taxes was 42.7% during the second quarter of 2009 as compared to 38.6% during the same period in 2008. The effective tax rate increased due to additional expenses from tax audits of prior years.
     Noncontrolling Interests. Net income attributable to noncontrolling interests during the second quarter of 2009 was $0.8 million compared to no net income attributable to noncontrolling interests during the same period in 2008. In 2008, we absorbed all income and losses of our joint ventures to the extent that our cumulative losses in the joint ventures exceeded our investments.

Six Months Ended June 30, 2009 (“2009”) Compared to Six Months Ended June 30, 2008 (“2008”)

					Change
	Six months ended	% of Total	Six months ended	% of Total
	June 30, 2009	Revenue	June 30, 2008	Revenue	Amount	%
Revenues	$360,798	100.0%	$398,035	100.0%	$(37,237)	(9.4)
Operating Expenses
Interchange	200,485	55.6	230,236	57.8	(29,751)	(12.9)
Other costs of services	116,317	32.2	117,828	29.6	(1,511)	(1.3)
Selling, general and administrative	9,757	2.7	9,733	2.4	24	0.2

Total operating expenses	326,559	90.5	357,797	89.9	(31,238)	(8.7)

Income from operations	34,239	9.5	40,238	10.1	(5,999)	(14.9)
Other expenses
Interest expenses, net	23,350	6.5	28,786	7.2	(5,436)	(18.9)
Other expenses (income), net	1,090	0.4	(115)	(0.0)	1,205	(1,047.8)

Total other expenses	24,440	6.8	28,671	7.2	(4,231)	(14.8)

Income before income taxes	9,799	2.7	11,567	2.9	(1,768)	(15.3)
Income tax provision	3,594	1.0	4,464	1.1	(870)	(19.5)

Net Income	6,205	1.7	7,103	1.8	(898)	(12.6)
Less: Net income attributable to noncontrolling interests	(2,192)	(0.6)	—	—	(2,192)	(100.00)

Net income attributable to iPayment, Inc.	$4,013	1.1	$7,103	1.8	$(3,090)	(43.5)

     Revenues. Revenues decreased 9.4% to $360.8 million during the first six months of 2009 from $398.0 million during the same period in 2008. The decrease resulted from the challenging economic environment, as our merchant processing volume, which represents the total value of transactions processed by us, declined 14.4% to $11,828 million during the first six months of 2009 from $13,815 million during the same period in 2008, reflecting lower consumer spending. Revenues decreased at a lower rate than charge volume due to increases in average fees charged to merchants.
     Interchange Expenses. Interchange expenses decreased 12.9% to $200.5 million during the first six months of 2009 from $230.2 million during the same period in 2008. Interchange expenses as a percentage of total revenues decreased to 55.6% during the first six months of 2009 as compared to 57.8% during the same period in 2008. Average interchange costs increased in relation to charge volume, but were offset by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services decreased 1.3% to $116.3 million during the first six months of 2009 from $117.8 million during the same period in 2008, corresponding with lower revenues. Other costs of services increased as a percentage of total revenues due to an increase in depreciation and amortization and residual expenses as a percentage of revenues.
     Selling, General and Administrative. Selling, general and administrative expenses increased slightly to $9.8 million during the first six months of 2009 compared to $9.7 million during the same period in 2008 due to an increase in direct selling expenses at our joint venture, CPC.
     Other Expenses. Other expenses decreased to $24.4 million during the first six months of 2009 from $28.7 million during the same period in 2008. Interest expenses during the six months ended June 30, 2009 decreased $5.4 million from the same period in 2008, reflecting lower funded debt and a lower average interest rate.
     Income Tax. Income tax provision decreased to $3.6 million during the first six months of 2009 from $4.5 million during the same period in 2008. The change was primarily due to a decrease in taxable income. Income tax expenses as a percentage of income before taxes was 36.7% during the first six months of 2009 as compared to 38.6% during the same period in 2008. The decline in the rate occurred due to our adoption of SFAS No. 160, under which our income before income taxes includes 100% of earnings of our consolidated joint venture, CPC, including earnings allocable to the noncontrolling interests in CPC, but the income tax expenses do not include any tax expenses on the noncontrolling interests’ share of earnings of CPC.
     Noncontrolling Interests. Net income attributable to noncontrolling interests during the first six months of 2009 was $2.2 million compared to no net income attributable to noncontrolling interests during the same period in 2008. In 2008, we absorbed all income and losses of our joint ventures to the extent that our cumulative losses in the joint ventures exceeded our investments.

Liquidity and Capital Resources
     As of June 30, 2009, we had cash and cash equivalents of $1.0 million, compared to a balance of $3.6 million as of December 31, 2008. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had net working capital (current assets in excess of current liabilities) of $6.8 million as of June 30, 2009, compared to a deficit of $10.2 million as of December 31, 2008. The working capital change consisted primarily of a $17.3 million decrease in the current portion of long-term debt as a result of payments on our senior secured credit facility during the first six months of 2009. We repaid $12.2 million in debt principal, as required by the excess cash flow sweep covenant, and prepaid our quarterly principal payments through September 2011. The working capital increase also consisted of a reduction in income taxes payable of $7.0 million and a reduction of accrued liabilities and other of $2.5 million, partially offset by a reduction in merchant advances of $3.8 million and a reduction in cash and cash equivalents of $2.6 million.
     We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. At June 30, 2009, we had no borrowings outstanding under our $60.0 million revolving credit facility. Please see “Contractual Obligations” below for a description of future required uses of cash. Our ability to have the necessary liquidity to operate our business may be adversely impacted by a number of general economic factors, including continued decreases in consumer spending, which could lead to deterioration in our operating performance and cash flow. Such deterioration could, among other things, impact our ability to comply with financial covenants in our existing credit facilities. Under such circumstances, a continuation of the difficult conditions in the credit markets could limit the availability of credit and increase the cost of financing. We cannot be certain that any additional required financing would be available on acceptable terms to us, if at all. We currently expect to remain in compliance with established financial covenants in 2009. However, if the economic environment in which we operate were to further deteriorate beyond current expectations, it could adversely affect our ability to remain in compliance with our covenants, which could have an adverse effect on our liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities. Furthermore, our ability to have the necessary liquidity to operate our business may be adversely impacted if an event of default under our senior secured credit facility were to occur due to a change of control, as defined in our senior secured credit facility or indenture governing our senior subordinated notes. Any resulting acceleration of our debt could have an adverse effect on our liquidity and results of operations, and any efforts to refinance or procure new borrowings would likely involve substantial upfront fees, significantly higher annual interest costs and other terms that may be significantly less favorable to us than those contained in our current borrowings.
Operating activities
     Net cash provided by operating activities was $27.0 million during the first six months of 2009, consisting of net income of $6.2 million adjusted by depreciation and amortization of $24.1 million, non-cash interest expense of $1.3 million and a net unfavorable change in working capital of $4.7 million due primarily to the reduction of the tax liability of $7.0 million.
     Net cash provided by operating activities was $16.0 million during the first six months of 2008, consisting of net income of $7.1 million adjusted by depreciation and amortization of $17.6 million, non-cash interest expense of $1.2 million, and a net unfavorable change in working capital of $9.9 million.
Investing activities
     Net cash used in investing activities was $1.3 million during the first six months of 2009. Net cash used in investing activities consisted of $2.5 million paid for earnout payments associated with acquisitions from a prior period, $2.0 million of payments for contract modifications for prepaid residual expenses, and $0.6 million of capital expenditures, partially offset by $3.8 million reduction in investments in merchant advances. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business. The reduction in investments in merchant advances is due to the Company’s decision to discontinue making new advances under the program in the fourth quarter of 2008.
     Net cash used in investing activities was $36.8 million during the first six months of 2008. Net cash used in investing activities primarily consisted of $22.0 million for the acquisition of a business, $10.3 million of investments in merchant advances, $3.6 million of payments for contract modifications for prepaid residual expenses and $0.9 million of capital expenditures.
Financing activities
     Net cash used in financing activities was $28.2 million during the first six months of 2009, primarily consisting of $27.0 million of net repayments on our long-term debt and a $1.2 million distribution paid to the majority shareholders of our joint venture, CPC.

     Net cash provided by financing activities was $20.8 million during the first six months of 2008, primarily consisting of $5.5 million of net repayments on our long-term debt, offset by borrowings under our revolving credit facility of $26.3 million.
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00%. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 5.75 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of June 30, 2009. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2008, this payment attributable to the covenant was $12.2 million and was included in the current portion of long-term debt at that date. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the first six months of 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments for all of 2009 and 2010 and the first three quarters of 2011. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At June 30, 2009, we had outstanding $467.6 million of term loans at a weighted average interest rate of 5.14% and no borrowings outstanding under the revolving credit facility.
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
     On May 10, 2006, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9 3/4% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.0.
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases under that amendment. At June 30, 2009, we had outstanding $194.5 million of senior subordinated notes and $1.7 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $4.3 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $5.3 million as of June 30, 2009. These costs are included in other assets and are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended June 30, 2009 and 2008. Accrued interest related to our debt was $2.8 million and $3.0 million at June 30, 2009 and December 31, 2008, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.

Contractual Obligations
     The following table of our material contractual obligations as of June 30, 2009, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. We currently estimate that we will pay an aggregate of less than $2.0 million in earnout payments for the remainder of 2009 and 2010 combined.

	Payments due by period
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years

Senior secured credit facility	$467,637	$—	3,863	463,774
Senior subordinated notes	194,500	—	—	194,500	—
Interest (1)	157,668	43,605	68,192	45,871	—
Operating lease obligations	10,123	1,304	2,392	1,744	4,683
Purchase obligations (2)(3)	12,133	5,540	6,593	—	—

Total contractual obligations	$842,061	$50,449	$81,040	$705,889	$4,683

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of June 30, 2009, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our consolidated financial statements.

(2)	We are required to pay First Data an annual processing fee related to our previously purchased FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $5.5 million in fiscal 2009, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitments for years after 2009, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(3)	We have agreed to utilize First Data to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of June 30, 2009, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a significant portion of our indebtedness is at variable rates. As of June 30, 2009, $467.6 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.1 million.
     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
     Except for the updated risk factors provided below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
A change of control under our senior secured credit facility could cause a material adverse effect on our liquidity, financial condition or results of operations.
     Our senior secured credit facility provides that certain change of control events will result in an event of default, including the following:
•	Gregory S. Daily, our Chairman and Chief Executive Officer, Carl A. Grimstad, our President, and certain other investors (collectively, the “Permitted Holders”) cease to beneficially own equity interests in iPayment Holdings, Inc. (“Holdings”) representing more than fifty percent of its voting equity interests;

•	during any period of twelve consecutive months, a majority of Holdings’ Board of Directors ceases to be composed of individuals who were members of Holdings’ Board of Directors at the beginning of such period or who were elected or nominated by such members or appointees of such members who constituted at least a majority of the Board of Directors at the time of such election or nomination;

•	Gregory S. Daily and certain trusts controlled by Mr. Daily cease to beneficially own or control at least a majority of the equity interests in Holdings or any parent company beneficially owned by the Permitted Holders; or

•	a “change of control” occurs under the indenture governing our senior subordinated notes (described below).
     In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages, against Mr. Daily in connection with litigation over Mr. Daily’s beneficial ownership in us (the “Daily Litigation”). In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. The enforcement or settlement of any judgment against Mr. Daily could result in one or more of the change of control events described above, which would constitute an event of default under our senior secured credit facility.
     An event of default resulting from a change of control permits the required lenders to accelerate the maturity of our borrowings and terminate commitments to lend. An acceleration of our senior secured credit facility would constitute an event of default under the indenture governing our senior subordinated notes and could result in the acceleration of the senior subordinated notes. If an event of default under our senior secured credit facility were to occur, we could seek the consent of the required lenders to waive the event of default or attempt to refinance such facility, but there can be no assurance that we would be able to do so. The credit crisis may make it particularly difficult and expensive to obtain any such waiver or refinancing debt and, if we were able to do so, our indebtedness may subject us to more onerous terms. These consequences of a change of control could have a material adverse effect on our liquidity, financial condition or results of operations.
     The preceding description only purports to summarize the “change of control” provisions and the consequences of a “change of control” under our senior secured credit facility. This description is qualified in its entirety by reference to our senior secured credit facility, which was filed with the Commission as Exhibit 10.1 to our Form S-4 on July 21, 2006.
A change of control under the indenture governing our senior subordinated notes could cause a material adverse effect on our liquidity, financial condition or results of operations.
     A “change of control” under the indenture governing our senior subordinated indenture requires us to offer to repurchase all of our senior subordinated notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the repurchase date. A “change of control” includes the following events:
•	any “person” or “group” other than one or more of the Permitted Holders or a parent company becomes the beneficial owner of (i) 35% or more of the voting power of our voting stock and (ii) more of the voting power of our voting stock than that beneficially owned by the Permitted Holders; or

•	a majority of the members of our Board of Directors cease to be “continuing directors”;

     The Daily Litigation, described above under the risk factor “—A change of control under our senior secured credit facility could cause a material adverse effect on our liquidity, financial condition or results of operations”, could result in one or more of the change of control events described above. Upon the occurrence of a change of control, our senior secured credit facility will, subject to certain exceptions, prohibit us from purchasing our senior subordinates notes. In the event a change of control occurs at a time when we are prohibited from purchasing our senior subordinated notes, we could attempt to seek the consent of the required lenders under our senior secured credit facility to such purchase or could attempt to refinance our senior secured credit facility. If we do not obtain such a consent or are unable to refinance our senior secured credit facility, we will remain prohibited from purchasing our senior subordinated notes. This would result in an event of default under the indenture governing our senior subordinated indenture, which would, in turn, constitute an event of default under our senior secured credit facility. In such circumstances, the subordination provisions in the indenture governing our senior subordinated notes would likely restrict payments to holders of our senior subordinated notes. The credit crisis may make it difficult or expensive to obtain consents or waivers with respect to our senior secured credit facility or indenture governing our senior subordinated notes, refinance our debt or raise the funds necessary to purchase tendered senior subordinated notes. If we are able to do so, the cost of our financing could materially increase and our indebtedness may subject us to more onerous terms. These consequences of a change of control under the indenture governing our senior subordinated notes could have a material adverse effect on our liquidity, financial condition or results of operations.
     The preceding description only purports to summarize the “change of control” provisions and the consequences of a “change of control” under the indenture governing our senior subordinated notes. This description is qualified in its entirety by reference to the indenture governing our senior subordinated notes, which was filed with the Commission as Exhibit 4.1 to our Form S-4 on July 21, 2006.
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

iPayment, Inc.
Date: August 14, 2009	By:	/s/ Gregory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.