Form 10-Q
period 2009-09-30
IPAYMENT INC
filed 2009-11-13
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Shares Outstanding at November 13, 2009

(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$900	$3,589
Accounts receivable, net of allowance for doubtful accounts of $1,535 and $998 at September 30, 2009 and December 31, 2008, respectively	23,947	25,693
Prepaid expenses and other current assets	1,810	2,286
Investment in merchant advances, net of allowance for doubtful accounts of $3,374 and $3,822 at September 30, 2009 and December 31, 2008, respectively	311	4,460
Deferred tax assets	3,442	3,442

Total current assets	30,410	39,470

Restricted cash, net	733	999
Property and equipment, net	4,051	4,714
Intangible assets and other, net of accumulated amortization of $128,467 and $95,286 at September 30, 2009 and December 31, 2008, respectively	147,993	176,548
Goodwill	528,191	527,912
Deferred tax asset, net	2,449	4,991
Other assets, net	11,910	14,230

Total assets	$725,737	$768,864

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,385	$2,012
Income taxes payable	2,589	7,941
Accrued liabilities and other	21,686	22,366
Current portion of long-term debt	—	17,347

Total current liabilities	26,660	49,666

Long-term debt	643,731	669,979
Other liabilities	16,287	21,627

Total liabilities	686,678	741,272

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $6,075 and $8,178 at September 30, 2009, and December 31, 2008, respectively	(9,113)	(12,268)
Retained earnings	26,574	18,818

Total iPayment, Inc. stockholders’ equity	37,516	26,605

Noncontrolling interest	1,543	987

Total equity	39,059	27,592

Total liabilities and equity	$725,737	$768,864

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$182,716	$203,654	$543,513	$601,689

Operating expenses:
Interchange	101,975	116,188	302,459	346,424
Other costs of services	56,368	61,449	173,862	179,277
Selling, general and administrative	4,928	5,003	13,505	14,736

Total operating expenses	163,271	182,640	489,826	540,437

Income from operations	19,445	21,014	53,687	61,252

Other expense:
Interest expense, net	11,559	14,221	34,909	43,007
Other expense (income), net	308	79	1,398	(36)

Income before income taxes	7,578	6,714	17,380	18,281

Income tax provision	2,833	2,666	6,428	7,130

Net income	4,745	4,048	10,952	11,151

Less: Net income attributable to noncontrolling interests	(1,004)	(319)	(3,196)	(319)

Net income attributable to iPayment, Inc.	$3,741	$3,729	$7,756	$10,832

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$10,952	$10,832
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	34,902	27,216
Noncash interest expense and other	1,938	1,784

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	1,746	955
Prepaid expenses and other current assets	476	616
Other assets	104	4
Accounts payable and income taxes payable	(4,979)	(5,211)
Accrued liabilities and other	1,919	1,759

Net cash provided by operating activities	47,058	37,955

Cash flows from investing activities
Change in restricted cash	(29)	(29)
Expenditures for property and equipment	(969)	(1,580)
Investment in merchant advances, net	4,149	(10,329)
Acquisitions of businesses & portfolios, net of cash acquired	(338)	(22,063)
Payments related to businesses previously acquired	(2,734)	—
Payments for prepaid residual expenses	(3,386)	(4,060)

Net cash used in investing activities	(3,307)	(38,061)

Cash flows from financing activities
Net borrowings on line of credit	3,200	6,800
Repayments of debt	(47,000)	(6,722)

Distributions to noncontrolling interest in equity of consolidated subsidiary	(2,640)	—

Net cash (used in) provided by financing activities	(46,440)	78

Net decrease in cash and cash equivalents	(2,689)	(28)
Cash and cash equivalents, beginning of period	3,589	33

Cash and cash equivalents, end of period	$900	$5

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,538	$9,099
Cash paid during the period for interest	$28,587	$36,283

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses with a corresponding increase in goodwill	$—	$2,456
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
Basis of Presentation
     The accompanying consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Noncontrolling interest” on our Consolidated Balance Sheets. Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements as of and for the periods ending September 30, 2008 and 2009 are unaudited. However, they contain all normal recurring adjustments which, in the opinion of the Company’s management are necessary to state fairly the consolidated financial position and results of operations for the related periods. The results of operations for any of these interim periods are not necessarily indicative of results to be expected for the full year.
     In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”), as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC became effective for the Company on July 1, 2009, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The ASC does not change or alter existing GAAP and, therefore, the adoption of the ASC did not impact the Company’s Consolidated Financial Statements. Accordingly, the financial statements for the interim period ending September 30, 2009, and the financial statements for future interim and annual periods, will reflect the Codification references.
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
Financial Instruments
     ASC 820 “Fair Value Measurement and Disclosures” (formerly known as Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
     We believe the carrying amounts of financial instruments at September 30, 2009, including cash, restricted cash and accounts receivable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our senior subordinated notes, net of discount, is $192.9 million at September 30, 2009. We estimate the fair value to be approximately $130.3 million, considering executed trades occurring around September 30, 2009. The carrying value of the senior secured credit facility is $447.6 million at September 30, 2009. We estimate the fair value to be approximately $376.0 million, considering executed trades occurring around September 30, 2009. The fair value of the Company’s senior subordinated notes and senior secured credit facility are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. The Company is contractually obligated to repay its borrowings in full and the Company does not believe the creditors under its borrowing arrangements are willing to settle these instruments with the Company at their estimated fair values indicated herein.
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
     We account for our derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under ASC 815, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at September 30, 2009 was a liability of $15.2 million, and was included as other liabilities in our Consolidated Balance Sheets. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2008 to September 30, 2009 was a decrease in the liability of $5.3 million, and is reported net of tax expense of $2.1 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.

     The Company’s swap derivatives are not listed on an exchange and are instead executed over the counter (“OTC”). As no quoted market prices exist for such instruments, the Company values these OTC derivatives primarily based on the broker pricing indications and in consideration of the risk of counterparty nonperformance. OTC interest rate swap key valuation inputs are observable interest rate and/or yield curves and do not require significant judgment, and accordingly, the swap values are classified within Level 2 of the fair value hierarchy, as defined by ASC 820.
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
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years. For the three and nine months ended September 30, 2009, amortization expense related to our merchant processing portfolios and other intangible assets was $10.2 million and $33.3 million, respectively. For the three and nine months ended September 30, 2008, amortization expense related to our merchant processing portfolios and other intangible assets was $9.2 million and $26.0 million, respectively.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used for the nine months ended September 30, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of $2.1 million for the nine months ended September 30, 2009 to better approximate the distribution of actual cash flows generated by the merchant processing portfolios. There was no unfavorable trend of the attrition rates used for the three month ended September 30, 2009.
Common Stock
     As a result of the Transaction (discussed above), the Company has 100 shares of common stock outstanding at September 30, 2009. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
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
(3) Investments
Investments in Merchant Advances
     In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be repaid by reductions in amounts otherwise paid to the merchants on future transactions processed by the Company. However, we no longer offer new merchant advances to our customers. Our existing merchant advances are reflected in “Investment in merchant advances” in the Consolidated Balance Sheets. We account for the discount income and costs associated with our merchant advances in accordance with ASC 310 “Receivables” (formerly known as SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Lease”). The merchant advances, plus our discount income, are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Income Statements using the effective interest method. In connection with certain of these advances, origination or other fees may be incurred by the Company in connection with the origination of the advance. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances. Deferred origination fees were $0.2 million and $0.5 million as of September 30, 2009 and December 31, 2008, respectively, and are included within “Investment in merchant advances” on the Consolidated Balance Sheets. Investments in merchant advances were $0.3 million, net of allowance for doubtful accounts of $3.4 million, at September 30, 2009 and $4.5 million, net of allowance for doubtful accounts of $3.8 million, at December 31, 2008.
Payments for Prepaid Residual Expenses
     During the nine months ended September 30, 2009, we made payments totaling $3.4 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
(4) Long-Term Debt
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00%. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 5.75 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of September 30, 2009. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2008, this payment attributable to the covenant was $12.2 million and was included in the current portion of long-term debt at that date. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the first nine months of 2009, the Company paid its excess cash flow amount, prepaid all of the $1.3 million quarterly principal payments required by the senior secured credit facility through its expiration on March 31, 2013, and repaid an additional $12.9 million of debt principal. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At September 30, 2009, we had outstanding $447.6 million of term loans at a weighted average interest rate of 5.23% and $3.2 million of borrowings outstanding under the revolving credit facility at a weighted average interest rate of 4.50%.
     Under the senior secured credit facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under the Derivatives and Hedging section of ASC 815.
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
An event of default resulting from a change of control could result in the acceleration of the maturity of our borrowings and terminate commitments to lend under the senior secured credit facility. An acceleration of our senior secured credit facility would constitute an event of default under the the indenture governing our senior subordinated notes and could result in the acceleration of our senior subordinated notes.
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
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. In accordance with ASC 860 “Transfers and Servicing” (formerly known as SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities), the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases under that amendment. At September 30, 2009, we had outstanding $194.5 million of senior subordinated notes and $1.6 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $4.0 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $5.0 million as of September 30, 2009. These costs are included in other assets and are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended September 30, 2009 and 2008. Accrued interest related to our debt was $7.4 million and $3.0 million at September 30, 2009 and December 31, 2008, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
(5) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 3% or more of revenues. Substantially all revenues are generated in the United States.
(6) Income Taxes
     We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes” (formerly known as SFAS No. 109, Accounting for Income Taxes). Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. It also defines the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
     We had income taxes payable of $2.6 million and $7.9 million at September 30, 2009 and December 31, 2008, respectively, which are included within Income taxes payable on our Consolidated Balance Sheets.
     Our effective income tax rate was 37.0% for the nine months ended September 30, 2009. Our effective income tax rate was 39.0% for the nine months ended September 30, 2008. The decline in the rate occurred in part due to our adoption, effective January 1, 2009, of ASC 810, “Consolidation” (formerly known as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. Under ASC 810, our income before income taxes includes 100% of earnings of our consolidated joint venture, Central Payment Co, LLC (“CPC”), including earnings allocable to the noncontrolling interests in CPC, but the income tax expenses do not include any tax expense on the noncontrolling interests’ share of earnings of CPC, since CPC, as a limited liability company, pays no income taxes, but instead distributes its taxable income to us as well as its other third party investors (noncontrolling interests). CPC had greater pretax income during the nine months ended September 30, 2009 as compared to the same period in 2008, which caused our effective income tax rate to decrease. This change in the effective income tax rate in accordance with the requirements of ASC 810 did not result in any change in the net loss or income attributable to iPayment, Inc., as reported in the accompanying Consolidated Income Statements.
     During the first nine months of 2008 and 2009, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of September 30, 2009, our liabilities for unrecognized tax benefits totaled $1.0 million and are included in other long-term liabilities in our Consolidated Balance Sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at September 30, 2009 was less than $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to and through 2003.
     At September 30, 2009, we had approximately $1.3 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $27.2 million as of September 30, 2009.
(7) Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net income plus the net-of-tax impact of fair market value changes in our interest rate swap agreements. The accumulated elements of other comprehensive loss, net of tax, are included within stockholders’ equity on the Consolidated Balance Sheets. Other comprehensive income for the three months ended September 30, 2008 and 2009 was $0.5 million and $0.8 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $0.5 million and $0.8 million during the three months ended September 30, 2008 and 2009, respectively. The related deferred tax expense was $0.3 million and $0.6 million for the three months ended September 30, 2008 and 2009, respectively.
     Other comprehensive income for the nine months ended September 30, 2008 and 2009 was $0.8 million and $3.2 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $0.8 million and $3.2 million during the nine months ended September 30, 2008 and 2009, respectively. The related deferred tax expense was $0.5 million and $2.1 million for the nine months ended September 30, 2008 and 2009, respectively.
(8) Commitments and Contingencies
Litigation
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     This matter was last updated in our Quarterly Report for the second quarter ended June 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2009. As we previously reported, on July 22, 2009, the California Supreme Court granted review of the merits of this matter. Our subsidiary, E-Commerce Exchange, Inc. (“ECX”), filed its opening brief on the merits in the California Supreme Court on October 7, 2009. Plaintiff’s answer brief on the merits is due on or before December 4, 2009. ECX’s reply brief will then be due 20 days after the filing of the answer brief. We continue to believe that the claims asserted against us in this lawsuit are without merit and that the Trial Court properly granted our Motion for Dismissal and that dismissal of the case was mandated. At this time, we cannot predict with any certainty how the California Supreme Court might rule, nor can we predict, in the event appellate relief is ordered, the likely outcome it may have on the lawsuit and the claims asserted against us. In the event the Appellate Court is affirmed, we currently intend to continue to vigorously defend ourselves in this matter. However, there can be no assurance that we will be successful or prevail in our defense, or in the event we are not successful and judgment is awarded against us, that these claims will be covered by insurance and/or that amounts that may be due from insurance policy coverage will be available for payment of claims, and/or sufficient to fully satisfy a judgment awarded against us (ECX), and, therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Sharyn’s Jewelers, LLC v. iPayment, Inc. ,iPayment of Valencia, Vericomm and JP Morgan Chase Bank ,General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related case Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919
     These related matters were last updated in our Quarterly Report for the second quarter ended June 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2009. Prior to the September 30, 2009 hearing date, Vericomm filed a motion in the North Carolina trial court to Amend the Judgment and filed a notice of the motion in the California court on September 11, 2009 which advised the court that the hearing date on its motion to Amend the Judgment in North Carolina is December 14, 2009. At the September 30, 2009 hearing, the court continued the hearing to October 20, 2009. At the October 20, 2009 hearing, the court continued the hearing on our Motion to Vacate to January 19, 2010.

     At this time, we are consulting with our counsel to determine the potential effect that Vericomm’s motion to Amend the Judgment in North Carolina may have on our defense as well as the potential effect of the North Carolina Court of Appeals decision on our defense and what course of action we may pursue next. At this time, we cannot predict with any certainty the likely outcome of Vericomm’s motion to Amend the Judgment in North Carolina or the likely effect it may have on our defense or the potential effect that the North Carolina court decision may have on the outcome of these related lawsuits and the claims asserted against us. We continue to believe that the claims asserted against us in the North Carolina lawsuit are without merit and that we have meritorious defenses to these claims, as well as numerous grounds, to have the California Amended Judgment vacated or modified, or to obtain substantial relief from enforcement in California of the Sister State Judgment entered against us on the North Carolina Judgment. We currently intend to continue to vigorously defend ourselves in these related matters. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
     Equal Employment Opportunity Commission, Plaintiff, v. iPayment, Inc. ,and NPMG Acquistion Sub, LLC, a Delaware corporation, United States District Court for the District of Arizona, Case No.: CV 08-1790-PHX-SRB
     This matter was last updated in our Quarterly Report for the second quarter ended June 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2009. Since we last reported on this matter, the parties agreed to terms for the settlement of the claims asserted against us and NPMG in the subject litigation. The total amount payable pursuant to the Consent Decree terms did not have a material adverse effect on our business, financial condition or results of operations. By entering into the Consent Decree, we and our subsidiary, NPMG Acquisition Sub, LLC, did not admit that we violated Title VII or the Civil Rights Act of 1991 as alleged in the lawsuit, or that we violated any other law. Accordingly, this lawsuit has been completely settled, resolved and concluded.
Employment Development Department of the State of California, Notice of Assessment No. 00008
     This matter was last updated in our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009 and as last reported in our Quarterly Report for the second quarter ended June 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2009, there has not been any change in the status of this matter since last updated.
Other — Merrick Bank
     This matter was last updated in our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009. As previously reported, Merrick Bank, one of our sponsor banks, incurred certain VISA/MasterCard fines related to a third party processor in 2005. Merrick withheld certain funds from us related to the VISA/MasterCard fines, and we have been in a dispute with Merrick since 2005 regarding our liability to them for such fines.
     In a separate and unrelated claim, Merrick advised us of a certain loss liability totaling less than $0.5 million. Merrick deducted the amount of such loss from the withheld funds, and we submitted a claim to our insurance carrier seeking coverage under our then current policy. As of September 30, 2007, we had reserved half of the $0.5 million in our Consolidated Statement of Operations. In October 2009, we entered into an oral settlement agreement (the terms of which shall be documented by the parties) with our insurance carrier to recover the remaining half of this $0.5 million loss.
     We intend to continue to investigate our responsibility to Merrick with regards to the VISA/MasterCard fines. However, there can be no assurance that we will be successful in defending our claim that we are not responsible for such fines. As of December 31, 2008, we had reserved $0.3 million, or 50% of the net amount of our funds held by Merrick Bank, in our Consolidated Statement of Operations. As of September 30, 2009 we have reserved the remaining $0.3 million. Although the ultimate outcome of this disputed matter and our liability associated with such cannot be predicted with certainty, based on information currently available in our opinion, the outcome is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results cannot be predicted with certainty and in the event of unexpected future developments or additional information, it is possible that this matter could be unfavorable to us.
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

(9) Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 - Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the implementation for the nonrecurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 were applied prospectively. The statement provisions effective as of January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or cash flows. The guidance in SFAS No. 157 is included in the Fair Value Measurements and Disclosures Topic of FASB ASC Topic 820.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not make this election. As such, the adoption of this statement did not have any impact on its results of operations, financial position or cash flows. The guidance in SFAS No. 159 is included in Financial Instruments Topic of FASB ASC Topic 825.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes a framework for the recognition and measurement of identifiable assets and goodwill acquired in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As applicable, the Company will apply the requirements of SFAS No. 141(R) to business combinations completed after January 1, 2009. The guidance in SFAS No. 141(R) is included in the Business Combinations Topic of FASB ASC Topic 805.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes a framework for the reporting of a parent company’s interests and noncontrolling interests in a subsidiary. SFAS No. 160 is effective as of January 1, 2009, and has been applied prospectively except for the presentation and disclosure requirements that applied retrospectively for all periods presented. The accompanying financial statements, including those as of December 31, 2008, include the reclassification of “Minority interest in equity of consolidated subsidiary,” and related taxes, as a noncontrolling interest in Equity, rather than as part of Liabilities (as previously reported) as required by SFAS No. 160. The guidance in SFAS No. 160 is included in the Consolidation Topic of FASB ASC Topic 810.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s results of operations, financial position and cash flows. SFAS No. 161 is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For further detail on the Company’s derivative instruments and hedging activities, see Note 1. The guidance in SFAS No. 161 is included in the Derivatives and Hedging Topic of FASB ASC Topic 815.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP resulted in additional interim disclosures only. See Financial Instruments within Note 1. The guidance in this FSP is included in the Investments and Fair Value Measurements and Disclosures Topics of FASB ASC Topic 820.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. SFAS 165 is effective for financial statements ending after June 15, 2009. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance, November 13, 2009. The guidance in SFAS No. 165 is included in the Subsequent Events Topic of FASB ASC Topic 855.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations. The guidance in this ASU is included in the Investments and Fair Value Measurements and Disclosures Topics of FASB ASC Topic 820.
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

     The Company has entered into a new lease through November 2019 for 31,665 square feet in Westlake Village, California. The Calabasas operating center will move from its current location in Calabasas, California to the new location in Westlake Village, California. Annual commitments under this lease will approximate $0.8 million and will commence in December 2009.
     In August 2009, the Company entered into a Eighth Amendment to the Service Agreement, dated as of July 1, 2002, as amended by amendments dated October 25, 2002, November 27, 2002, January 8, 2004, July 11, 2005 and September 29, 2006, with First Data Merchant Services Corporation (“FDMS”). The amendment sets forth a new schedule of fees charged by FDMS for processing services and extends the term of the Service Agreement to December 31, 2014. The Company also amended its Sponsorship Agreement with FDMS and Wells Fargo Bank, N.A. to be coterminous with the FDMS Service Agreement.
     In August 2009, the Company entered into a new service agreement with TSYS Acquiring Solutions for processing services through July 31, 2016.
(11) Subsequent Events
     The Company has completed an evaluation of all subsequent events through November 13, 2009, which is the issuance date of these consolidated financial statements.
     In November 2009, we entered into a redemption agreement with CPC whereby CPC redeemed our 20 percent membership interest in CPC for $4.3 million in cash consideration.
     Subsequently, we entered into an agreement to purchase a merchant portfolio from CPC. Consideration was cash at closing. The acquisition will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired. The effect of the portfolio acquisition will be included in our Consolidated Income Statements beginning November 1, 2009 pursuant to the provisions of the Asset Purchase Agreement.

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
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of September 30, 2009, we provided our services to over 140,000 small merchants located across the United States. Our payment processing services enable our merchants to process both traditional card-present, or swipe transactions, as well as card-not-present transactions over the Internet or by mail, fax or telephone. We market and sell our services primarily through independent sales groups, which gives us a non-employee, external sales force. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, in our main operating center in Calabasas, California.
     Our strategy has been to increase profits by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry. Charge volume decreased to $17.9 billion for the nine months ended September 30, 2009 from $20.7 billion for the nine months ended September 30, 2008. Revenues decreased to $543.5 million in the first nine months of 2009 from $601.7 million in the same period of the prior year. The decrease in revenues was due to the deterioration in the United States’ economic environment, which resulted in weaker consumer spending and charge volumes. Income from operations decreased to $53.7 million for the nine months ended September 30, 2009, from $61.3 million for the nine months ended September 30, 2008.
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
     Accounting for Goodwill and Intangible Assets. We follow ASC 350 “Intangibles — Goodwill and Other Topics” (formerly known as Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets) which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.
     We completed our most recent annual goodwill impairment review as of December 31, 2008, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required. We are presently in the process of performing our annual impairment review as of July 31, 2009. We expect the review to be completed before year-end. We will also perform update procedures for goodwill impairment as of December 31, 2009.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of September 30, 2009 and determined no impairment charge was required.

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
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the nine months ended September 30, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $2.1 million for the nine months ended September 30, 2009 to better approximate the distribution of actual cash flows generated by the merchant processing portfolios. There was no unfavorable trend of the attrition rates used during the three months ended September 30, 2009.
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At September 30, 2009 and December 31, 2008, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $2.3 million and $1.3 million, respectively.
     We also maintain a reserve for merchant advance losses. In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. However, we no longer offer new merchant advances to our customers. During the term of our existing advances, there is risk that an advance may be deemed uncollectible. We evaluate the risk of potential loss for each advance and record a loss reserve accordingly. Our reserve for merchant advances was $3.4 million and $3.8 million at September 30, 2009 and December 31, 2008, respectively, and is included in “Investment in merchant advances” in our Consolidated Balance Sheets.
     Income Taxes. We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes” (formerly known as SFAS No. 109, Accounting for Income Taxes). Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. It also defines the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
     In the first nine months of 2008 and 2009, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of September 30, 2009, our liabilities for unrecognized tax benefits totaled $1.0 million and are included in other long-term liabilities on our Consolidated Balance Sheets.
     Noncontrolling Interest. We owned a 20 percent interest in a joint venture, Central Payment Co, LLC (“CPC”) as of September 30, 2009. We previously owned a 51 percent interest in a second joint venture, iPayment ICE of Utah, LLC (“ICE”). However, during the third quarter of 2008, we acquired the remaining 49 percent of ICE for less than $0.1 million, which caused ICE to now be wholly-owned. ICE was legally dissolved in December 2008. The noncontrolling interest in CPC was $1.0 million and $1.5 million as of December 31, 2008 and September 30, 2009, respectively. (Also, see Note 11 of Notes to Consolidated Financial Statements.)
     We account for our investments pursuant to the provisions of ASC 810 “Consolidation” (formerly known as SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities). Under this method, if a business enterprise has a controlling financial interest in or is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. As a result, we consider CPC a variable interest entity, and as the primary beneficiary, we consolidate CPC (See Note 9 of Notes to Consolidated Financial Statements). During the quarter ended March 31, 2009 and the quarter ended September 30, 2009, CPC made distributions of profits to the Company and the majority shareholders of CPC. The distributions to the majority shareholders are presented as a reduction of noncontrolling interest in the accompanying Consolidated Balance Sheets.

     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under ASC 815, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at September 30, 2009 was a liability of $15.2 million, and was included as other liabilities in our Consolidated Balance Sheets. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2008 to September 30, 2009 was a decrease in the liability of $5.3 million, and is reported net of tax expense of $2.1 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
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
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, included in the Revenue Recognition Topic of ASC Topic 605, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from certain agent bank portfolios acquired from First Data Merchant Services Corporation (the “FDMS Agent Bank Portfolio”) are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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

Results of Operations
Three Months Ended September 30, 2009 (“2009”) Compared to Three Months Ended September 30, 2008 (“2008”)

					Change
	Three months ended	% of Total	Three months ended	% of Total
	September 30, 2009	Revenue	September 30, 2008	Revenue	Amount	%
Revenues	$182,716	100.0%	$203,654	100.0%	$(20,938)	(10.3)
Operating Expenses
Interchange	101,975	55.8	116,188	57.1	(14,213)	(12.2)
Other costs of services	56,368	30.9	61,449	30.2	(5,081)	(8.3)
Selling, general and administrative	4,928	2.7	5,003	2.5	(75)	(1.5)

Total operating expenses	163,271	89.4	182,640	89.7	(19,369)	(10.6)

Income from operations	19,445	10.6	21,014	10.3	(1,569)	(7.5)
Other expenses
Interest expenses, net	11,559	6.3	14,221	7.0	(2,662)	(18.7)
Other expenses, net	308	0.3	79	0.0	229	289.9

Total other expenses	11,867	6.5	14,300	7.0	(2,433)	(17.0)

Income before income taxes	7,578	4.1	6,714	3.3	864	12.9
Income tax provision	2,833	1.6	2,666	1.3	167	6.3

Net Income	4,745	2.6	4,048	2.0	697	17.2
Less: Net income attributable to noncontrolling interests	(1,004)	(0.5)	(319)	(0.2)	(685)	(214.73)

Net income attributable to iPayment, Inc.	$3,741	2.0	$3,729	1.8	$12	0.3

     Revenues. Revenues decreased 10.3% to $182.7 million during the third quarter of 2009 from $203.7 million during the same period in 2008. The decrease resulted from the challenging economic environment, as our merchant processing volume, which represents the total value of transactions processed by us, declined 12.9% to $6,030 million during the third quarter of 2009 from $6,924 million during the same period in 2008, reflecting lower consumer spending. Revenues decreased at a lower rate than charge volume due to increases in average fees charged to merchants.
     Interchange Expenses. Interchange expenses decreased 12.2% to $102.0 million during the third quarter of 2009 from $116.2 million during the same period in 2008. Interchange expenses as a percentage of total revenues decreased to 55.8% during the third quarter of 2009 as compared to 57.1% during the same period in 2008. Average interchange costs increased in relation to charge volume, but were offset by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services decreased 8.3% to $56.4 million during the third quarter of 2009 from $61.4 million during the same period in 2008, corresponding with lower revenues. Other costs of services increased as a percentage of total revenues due to an increase in depreciation and amortization and fees paid to card associations.
     Selling, General and Administrative. Selling, general and administrative expenses remained relatively consistent at $4.9 million during the third quarter of 2009 compared to $5.0 million during the same period in 2008. Selling, general and administrative expenses increased as a percentage of revenues due to an increase in direct selling expenses at our joint venture, CPC.
     Other Expenses. Other expenses decreased to $11.9 million during the third quarter of 2009 from $14.3 million during the same period in 2008, primarily due to a decrease in interest expenses. Interest expenses during the third quarter of 2009 decreased $2.7 million from the same period in 2008, reflecting lower funded debt and a lower average interest rate.
     Income Tax. Income tax provision increased to $2.8 million during the three months ended September 30, 2009 from $2.7 million during the same period in 2008. Income tax expenses as a percentage of income before taxes was 37.4% during the third quarter of 2009 as compared to 39.7% during the same period in 2008. The decline in the rate occurred in part due to our adoption of ASC 810 (formerly known as SFAS No. 160), under which our income before income taxes includes 100% of earnings of our consolidated joint venture, CPC, including earnings allocable to the noncontrolling interests in CPC, but the income tax expenses do not include any tax expenses on the noncontrolling interests’ share of earnings of CPC. CPC had greater pretax income during the three months ended September 30, 2009 as compared to the same period in 2008, which caused our effective income tax rate to decrease.
     Noncontrolling Interests. Net income attributable to noncontrolling interests during the third quarter of 2009 was $1.0 million compared to $0.2 million during the same period in 2008. In 2008, we absorbed all income and losses of our joint ventures to the extent that our cumulative losses in the joint ventures exceeded our investments.

Nine Months Ended September 30, 2009 (“2009”) Compared to Nine Months Ended September 30, 2008 (“2008”)

					Change
	Nine months ended	% of Total	Nine months ended	% of Total
	September 30, 2009	Revenue	September 30, 2008	Revenue	Amount	%
Revenues	$543,513	100.0%	$601,689	100.0%	$(58,176)	(9.7)
Operating Expenses
Interchange	302,459	55.6	346,424	57.6	(43,965)	(12.7)
Other costs of services	173,862	32.0	179,277	29.8	(5,415)	(3.0)
Selling, general and administrative	13,505	2.5	14,736	2.4	(1,231)	(8.4)

Total operating expenses	489,826	90.1	540,437	89.8	(50,611)	(9.4)

Income from operations	53,687	9.9	61,252	10.2	(7,565)	(12.4)
Other expenses
Interest expenses, net	34,909	6.4	43,007	7.1	(8,098)	(18.8)
Other expenses (income), net	1,398	0.4	(36)	(0.0)	1,434	(3,983.3)

Total other expenses	36,307	6.7	42,971	7.1	(6,664)	(15.5)

Income before income taxes	17,380	3.2	18,281	3.0	(901)	(4.9)
Income tax provision	6,428	1.2	7,130	1.2	(702)	(9.8)

Net Income	10,952	2.0	11,151	1.9	(199)	(1.8)
Less: Net income attributable to noncontrolling interests	(3,196)	(0.6)	(319)	(0.1)	(2,877)	(901.88)

Net income attributable to iPayment, Inc.	$7,756	1.4	$10,832	1.8	$(3,076)	(28.4)

     Revenues. Revenues decreased 9.7% to $543.5 million during the first nine months of 2009 from $601.7 million during the same period in 2008. The decrease resulted from the challenging economic environment, as our merchant processing volume, which represents the total value of transactions processed by us, declined 13.9% to $17,859 million during the first nine months of 2009 from $20,739 million during the same period in 2008, reflecting lower consumer spending. Revenues decreased at a lower rate than charge volume due to increases in average fees charged to merchants.
     Interchange Expenses. Interchange expenses decreased 12.7% to $302.5 million during the first nine months of 2009 from $346.4 million during the same period in 2008. Interchange expenses as a percentage of total revenues decreased to 55.6% during the first nine months of 2009 as compared to 57.6% during the same period in 2008. Average interchange costs increased in relation to charge volume, but were offset by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services decreased 3.0% to $173.9 million during the first nine months of 2009 from $179.3 million during the same period in 2008, corresponding with lower revenues. Other costs of services increased as a percentage of total revenues due to an increase in depreciation and amortization, residual expense and fees paid to card associations.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 8.3% to $13.5 million during the first nine months of 2009 compared to $14.7 million during the same period in 2008. Selling, general and administrative expenses increased as a percentage of revenues due to an increase in direct selling expenses at our joint venture, CPC.
     Other Expenses. Other expenses decreased to $36.3 million during the first nine months of 2009 from $43.0 million during the same period in 2008. Interest expenses during the nine months ended September 30, 2009 decreased $8.1 million from the same period in 2008, reflecting lower funded debt and a lower average interest rate
     Income Tax. Income tax provision decreased to $6.4 million during the first nine months of 2009 from $7.1 million during the same period in 2008. The change was primarily due to a decrease in taxable income. Income tax expenses as a percentage of income before taxes was 37.0% during the first nine months of 2009 as compared to 39.0% during the same period in 2008. The decline in the rate occurred in part due to our adoption of ASC 810 (formerly known as SFAS No. 160), under which our income before income taxes includes 100% of earnings of our consolidated joint venture, CPC, including earnings allocable to the noncontrolling interests in CPC, but the income tax expenses do not include any tax expenses on the noncontrolling interests’ share of earnings of CPC. CPC had greater pretax income during the nine months ended September 30, 2009 as compared to the same period in 2008, which caused our effective income tax rate to decrease.

     Noncontrolling Interests. Net income attributable to noncontrolling interests during the first nine months of 2009 was $3.2 million compared to $0.2 million during the same period in 2008. In 2008, we absorbed all income and losses of our joint ventures to the extent that our cumulative losses in the joint ventures exceeded our investments.
Liquidity and Capital Resources
     As of September 30, 2009, we had cash and cash equivalents of $0.9 million, compared to a balance of $3.6 million as of December 31, 2008. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had net working capital (current assets in excess of current liabilities) of $3.8 million as of September 30, 2009, compared to a deficit of $10.2 million as of December 31, 2008. The working capital change consisted primarily of a decrease in the current portion of long-term debt as a result of payments on our senior secured credit facility during the first nine months of 2009. We repaid $12.2 million in debt principal, as required by the excess cash flow sweep covenant, and prepaid all of the $1.3 million quarterly principal payments required by the senior secured credit facility through its expiration on March 31, 2013. The working capital increase also consisted of a reduction in income taxes payable of $5.4 million, partially offset by a reduction in merchant advances of $4.1 million, reduction in cash and cash equivalents of $2.7 million and a reduction in accounts receivable of $1.7 million.
     We have consistently had positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. At September 30, 2009, we had $3.2 million of borrowings outstanding under our $60.0 million revolving credit facility. Please see “Contractual Obligations” below for a description of future required uses of cash. Our ability to have the necessary liquidity to operate our business may be adversely impacted by a number of general economic factors, including continued decreases in consumer spending, which could lead to deterioration in our operating performance and cash flow. Such deterioration could, among other things, impact our ability to comply with financial covenants in our existing credit facilities. Under such circumstances, a continuation of the difficult conditions in the credit markets could limit the availability of credit and increase the cost of financing. We cannot be certain that any additional required financing would be available on acceptable terms to us, if at all. We currently expect to remain in compliance with established financial covenants in 2009. However, if the economic environment in which we operate were to further deteriorate beyond current expectations, it could adversely affect our ability to remain in compliance with our covenants, which could have an adverse effect on our liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities. Furthermore, our ability to have the necessary liquidity to operate our business may be adversely impacted if an event of default due to a change of control, as defined in our senior secured credit facility or indenture governing our senior subordinated notes, were to occur. Any resulting acceleration of our debt could have an adverse effect on our liquidity and results of operations, and any efforts to refinance or procure new credit facilities would likely involve substantial upfront fees, significantly higher annual interest costs and other terms that may be significantly less favorable to us than those contained in our current credit facilities.
Operating activities
     Net cash provided by operating activities was $47.1 million during the first nine months of 2009, consisting of net income of $11.0 million adjusted by depreciation and amortization of $34.9 million, non-cash interest expense of $1.9 million and a net unfavorable change in working capital of $0.7 million due primarily to the net payment of the tax liability of $5.4 million.
     Net cash provided by operating activities was $38.0 million during the first nine months of 2008, consisting of net income of $10.8 million adjusted by depreciation and amortization of $27.2 million, non-cash interest expense of $1.8 million, and a net unfavorable change in working capital of $1.9 million.
Investing activities
     Net cash used in investing activities was $3.3 million during the first nine months of 2009. Net cash used in investing activities consisted of a $4.1 million reduction in investments in merchant advances, $2.7 million paid for earnout payments associated with acquisitions from a prior period, $3.4 million of payments for contract modifications for prepaid residual expenses, $0.9 million of capital expenditures, and $0.3 million paid for the acquisition of a merchant portfolio. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business. The reduction in investments in merchant advances is due to the Company’s decision to discontinue making new advances under the program in the fourth quarter of 2008.
     Net cash used in investing activities was $38.1 million during the first nine months of 2008. Net cash used in investing activities primarily consisted of $22.0 million for the acquisition of a business, $10.3 million of investments in merchant advances, $4.1 million of payments for contract modifications for prepaid residual expenses and $1.6 million of capital expenditures.

Financing activities
     Net cash used in financing activities was $46.4 million during the first nine months of 2009, primarily consisting of $47.0 million of net repayments on our long-term debt and $2.6 million of distributions paid to the majority shareholders of our joint venture, CPC, partially offset by borrowings under our revolving credit facility of $3.2 million.
     Net cash provided by financing activities was $0.1 million during the first nine months of 2008, primarily consisting of $6.7 million of net repayments on our long-term debt, offset by borrowings under our revolving credit facility of $6.8 million.
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00%. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 5.75 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of September 30, 2009. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2008, this payment attributable to the covenant was $12.2 million and was included in the current portion of long-term debt at that date. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the first nine months of 2009, the Company paid its excess cash flow amount, prepaid all of the $1.3 million quarterly principal payments required by the senior secured credit facility through its expiration on March 31, 2013, and repaid an additional $12.9 million of debt principal. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At September 30, 2009, we had outstanding $447.6 million of term loans at a weighted average interest rate of 5.23% and $3.2 million of borrowings outstanding under the revolving credit facility at a weighted average interest rate of 4.50%.
     Under the senior secured credit facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) (see Note 1).
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
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. In accordance with ASC 860 “Transfers and Servicing” (formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities), the repurchase was accounted for as an extinguishment of debt. We reflected these transactions as reductions in long-term debt within the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases under that amendment. At September 30, 2009, we had outstanding $194.5 million of senior subordinated notes and $1.6 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $4.0 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $5.0 million as of September 30, 2009. These costs are included in other assets and are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended September 30, 2009 and 2008. Accrued interest related to our debt was $7.4 million and $3.0 million at September 30, 2009 and December 31, 2008, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.

Contractual Obligations
     The following table of our material contractual obligations as of September 30, 2009, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. We currently estimate that we will pay an aggregate of less than $2.0 million in earnout payments for the remainder of 2009 and 2010 combined.

		Payments due by period
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years

Senior secured credit facility	$447,638	$—	—	447,638
Senior subordinated notes	194,500	—	—	194,500	—
Interest (1)	144,948	43,156	63,941	37,851	—
Operating lease obligations	11,212	1,573	2,644	2,113	4,882
Purchase obligations (2)(3)	12,133	5,540	6,593	—	—

Total contractual obligations	$810,431	$50,269	$73,178	$682,102	$4,882

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of September 30, 2009, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our consolidated financial statements.

(2)	We are required to pay First Data an annual processing fee related to our previously purchased FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio of at least $5.5 million in fiscal 2009, and for each subsequent year through 2011 of at least 70% of the amount of the processing fee paid during the immediately preceding year. The minimum commitments for years after 2009, included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(3)	We have agreed to utilize First Data to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of September 30, 2009, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a significant portion of our indebtedness is at variable rates. As of September 30, 2009, $447.6 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $1.9 million.

     We hold certain derivative financial instruments for the sole purposes of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
     A “change of control” under the indenture governing our senior subordinated notes requires us to offer to repurchase all of our senior subordinated notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the repurchase date. A “change of control” includes the following events:
•	any “person” or “group” other than one or more of the Permitted Holders or a parent company becomes the beneficial owner of (i) 35% or more of the voting power of our voting stock and (ii) more of the voting power of our voting stock than that beneficially owned by the Permitted Holders; or

•	a majority of the members of our Board of Directors cease to be “continuing directors”;

     The Daily Litigation, described above under the risk factor “—A change of control under our senior secured credit facility could cause a material adverse effect on our liquidity, financial condition or results of operations”, could result in one or more of the change of control events described above. Upon the occurrence of a change of control, our senior secured credit facility will, subject to certain exceptions, prohibit us from purchasing our senior subordinates notes. In the event a change of control occurs at a time when we are prohibited from purchasing our senior subordinated notes, we could attempt to seek the consent of the required lenders under our senior secured credit facility to such purchase or could attempt to refinance our senior secured credit facility. If we do not obtain such a consent or are unable to refinance our senior secured credit facility, we will remain prohibited from purchasing our senior subordinated notes. This would result in an event of default under the indenture governing our senior subordinated notes, which would, in turn, constitute an event of default under our senior secured credit facility. In such circumstances, the subordination provisions in the indenture governing our senior subordinated notes would likely restrict payments to holders of our senior subordinated notes. The credit crisis may make it difficult or expensive to obtain consents or waivers with respect to our senior secured credit facility or indenture governing our senior subordinated notes, refinance our debt or raise the funds necessary to purchase tendered senior subordinated notes. If we are able to do so, the cost of our financing could materially increase and our indebtedness may subject us to more onerous terms. These consequences of a change of control under the indenture governing our senior subordinated notes could have a material adverse effect on our liquidity, financial condition or results of operations.
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

iPayment, Inc.
Date: November 13, 2009	By:	/s/ Gregory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.