Form 10-K
period 2009-12-31
IPAYMENT INC
filed 2010-03-26
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Registrant’s telephone number, including area code: (615) 665-1858
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☑      No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑ (Note: The registrant, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934, but has been filing all reports required to be filed by those sections for the preceding 12 months.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
( Do not check if a Smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009, was NONE. There is no trading market for the common stock of the Registrant.
Number of shares of the registrant’s common stock outstanding as of March 26, 2010, was 100.
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
     Throughout this document, the terms “iPayment,” the “Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc., and, unless the context indicates otherwise, its consolidated subsidiaries.
PART I
ITEM 1 Business
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of December 31, 2009, we provided our services to approximately 140,000 active small merchants. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. The small merchants we serve have an average charge volume of approximately $170,000 per year and typically have an average transaction value of approximately $67. These merchants have traditionally been underserved by larger payment processors due to the difficulty in identifying, servicing and managing the risks associated with them. As a result, these merchants have historically paid higher fees per transaction than larger merchants.
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
     The Nilson Report, a publication specializing in consumer payment systems worldwide, listed us in its 2008 ranking of the top bank card acquirers, or owners of merchant card processing contracts, as one of the largest providers of card-based payment processing services in the United States. Due to the challenging economic environment, our merchant processing volume, which represents the total value of transactions processed by us, declined to $23,526 million in 2009 compared to $26,783 million in 2008. Corresponding to the decrease in charge volume, our revenues also decreased. We currently expect this trend to moderate in 2010. However, we believe our ability to recruit and retain independent sales groups, combined with our experience in identifying, completing and integrating acquisitions, provides us with significant opportunities for future growth in an economic recovery.
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
     Pursuant to the Asset Purchase Agreement and one in 2003, we also entered into service agreements (the “Service Agreements”) with FDMS pursuant to which FDMS agreed to perform certain data processing and related services with respect to the merchant contracts acquired through 2011. In consideration for entering into the Service Agreements, we were required to pay FDMS an annual processing fee related to the acquired merchant contracts of at least $5.5 million in 2009, and for subsequent years, at least 70% of the amount of the actual processing fees paid during the immediately preceding year. We are also required to pay FDMS certain additional amounts in accordance with the terms of the Service Agreements, including certain special fees for amounts paid to third-party providers. We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year for the term of the Service Agreements and are required to pay FDMS an amount representing the fees that it would have received if we had submitted the required minimum number of transactions. We do not currently expect that we will be required to pay such a fee based on our present business plan.
Industry Overview
     The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has increased steadily over the past ten years and is expected to continue to increase. According to The Nilson Report, in 2008, merchant locations in the United States generated approximately $3.1 trillion of total purchases by U.S. consumers using Visa and MasterCard card-based systems compared to approximately $2.7 trillion in 2007. According to this report, total purchases are expected to grow to approximately $3.5 trillion by 2013, representing a compound annual growth rate of approximately 2.7% from 2008 to 2013. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive.
     We focus exclusively on the small merchant segment, which we believe generates a disproportionate amount of the payment processing industry’s net revenue. Based on estimates from First Annapolis, while small merchants (defined by First Annapolis to be merchants with less than $10 million of annual charge volume) generate only approximately 40% of Visa and MasterCard annual charge volume, they account for approximately 80% of annual revenue (net of interchange and assessment fees) generated from payment processing services.
     The weakened economy affected the card-based payment industry. Visa and MasterCard noted that both charge volumes and purchase transactions declined in 2009 when compared to 2008. In a generally weak economy, continued decreases in consumer spending could affect the performance and growth of the card-based payment industry.
Services
     We provide a comprehensive solution for merchants accepting card-based payments, including the various services described below:
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
     Merchant Set-up and Training. After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s payment card terminal or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as debit cards and any other payment cards, such as American Express, Discover and Diners Club, provided for in the contract. The configuration might also accommodate check verification and gift and loyalty programs. If a merchant requires a pin-pad to accept debit cards, the configuration allows for the terminal or computer to communicate with the peripheral device. After the download has been completed, we conduct a training session on use of the products.
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
     Merchant Service and Support. We provide merchants with ongoing service and support. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on general industry compliance, and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line, which is staffed by our customer service representatives. The information access and retrieval capabilities of our proprietary decision support systems provide our customer service representatives prompt access to merchant account information and customer call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts as well as technical issues.
     Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder’s bank to debit the merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant, and that amount is credited to the cardholder. For the year ended December 31, 2009, chargeback losses as a percentage of our total charge volume were approximately 2.1 basis points.
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
     The transactions for which we provide processing services involve the following third parties:
•	Merchants. Merchants are the businesses that accept payment cards, including Visa and MasterCard, as payment for their merchandise and services.

•	Sponsoring Banks. Sponsoring banks are financial institutions that are Visa and MasterCard card association members and provide the funds on behalf of the card user, enabling merchants to accept payment cards.

•	Processing Vendors. Processing vendors, which may include banks, gather sales information from merchants, obtain authorization for merchants’ transactions from card issuers, facilitate the collection of funds from sponsoring banks for payment to merchants and provide merchant accounting and settlement services on our behalf.
     The following diagram illustrates the relationship between a merchant, a processing vendor, a sponsoring bank and us
     We derive the majority of our revenues from fee income related to transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge varies upon several factors, including the transaction amount, as well as whether the transaction process is a swipe transaction or a non-swipe transaction. On average, the gross revenue we generate from processing transactions equals approximately $3.00 for every $100 transaction we process, excluding costs and expenses. The following diagram illustrates the percentage of a typical transaction amount paid to the processing bank, the Visa and MasterCard card associations and us:
An Example of Typical $100 Transaction

Purchase amount	$100.00
Less cash to merchant	97.00
Average iPayment gross revenue	3.00
Average iPayment processing margin	0.40
Distribution of $3.00 Revenue

     Visa and MasterCard card-based payment transactions represent substantially all of the total card transaction volume generated by all of our merchant accounts.
Marketing and Sales
     We market and sell our services to merchants throughout the United States primarily through a network of independent sales groups, a non-employee, external sales force with which we have contractual relationships. These relationships are typically mutually non-exclusive, permitting us to establish relationships with multiple independent sales groups and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our independent sales groups to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. We keep an open dialogue with our independent sales groups to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring their merchants do not unduly suffer downtime or the unnecessary withholding of funds.
     As compensation for their referral of merchant accounts, we pay our independent sales groups an agreed-upon residual, or percentage of the profits we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our independent sales groups varies on a case-by-case basis and depends on several factors, including the number of merchants each group refers to us. We provide additional incentives to our independent sales groups, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2009, we had outstanding loans to independent sales groups in an aggregate amount of $0.9 million, and we may decide to loan additional amounts in the future. We have a limit of $20.0 million on the amount of loans we may make to independent sales groups in accordance with the terms of our senior secured credit facility. The notes representing these loans bear interest in amounts ranging from 6% to 13% and are due through 2011. We secure the loans by attaching the independent sales groups’ assets, including the rights they have to receive residuals and fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups. In addition, we offer the independent sales groups more rapid and consistent review and acceptance of merchant applications than may be available from other service providers.
Relationships with Sponsors and Processors
     In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an independent sales organization and with MasterCard as a member service provider.
     Sponsoring Banks. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo, and other sponsoring banks include HSBC Bank USA. The initial term of our agreement with Wells Fargo lasts through December 2014 and will thereafter automatically continue unless either party provides the other at least six months notice of its intent to terminate. These sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing its services under the agreement. The agreements generally define a material breach as a failure to perform a material obligation under the agreement, specifically any breach of any warranty, representation or covenant or condition or term of the agreement, such as noncompliance with applicable laws, failure to provide relevant documentation as to certain account related data, failure to provide a marketing plan upon request, failure to maintain a transfer account or failure to pay for services. From time to time, we may enter into agreements with additional banks. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales groups. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we guarantee that any of our sponsoring banks will not terminate their sponsorship of us in the future.
     Processing Vendors. We have agreements with several processing vendors to provide to us, on a non-exclusive basis,

transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor is FDMS through which we have undertaken to process 75% of our annual transactions. We also use the services of TSYS Acquiring Solutions and Global Payments Direct, Inc., and certain of our agreements with these processing vendors include minimum commitments for transaction processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processing vendor the fees that it would have received if we had submitted the required minimum number of transactions. The FDMS, TSYS Acquiring Solutions and Global Payments Direct agreements may be terminated by the processing vendor if we materially breach certain sections of the agreements and we do not cure the breach within 30 days, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file            for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable processing vendor or us from performing its services under these agreements. In addition, Global Payments Direct may terminate upon 60 days notice prior to the end of the current term.
Our Merchant Base
     We serve a diverse portfolio of small merchants. As of December 31, 2009, we provided processing services to approximately 140,000 active small merchants located across the United States and engaged in a wide variety of businesses. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month.
Primary Merchant Categories Based on Our Historical Charge Volume
     No single merchant accounted for more than 3% of our aggregate transaction volume for 2009. We believe that this merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
     Generally, our agreements with merchants are for one to three years and automatically renew for additional one year periods unless otherwise terminated. Our sponsoring banks are also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments, and fees associated with their merchant account, and in some cases, annual fees and early termination fees. Generally, the sponsoring bank may terminate the agreement for any reason on 30 days notice, and the merchant may terminate the agreement on 30 days notice, subject to the payment of any applicable early termination fees. Typically, the agreement may also be terminated by the sponsoring bank immediately upon a breach by the merchant of any of its terms. Generally, the agreement may not be assigned by the merchant without the prior written consent of the sponsoring bank.
     Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service makes them less likely to change providers because of the inconvenience associated with a transfer. During 2009, we experienced monthly volume attrition ranging from 1.0% to 3.0% of our total charge volume on our various merchant portfolios. Declining merchant charge volume due to weakening general economic conditions may increase attrition. Much of our attrition is related to newly-formed small businesses that ultimately fail. Because the transaction volumes of these unsuccessful businesses typically never reach meaningful levels, they do not significantly contribute to the profitability of our business. Accordingly, our merchant attrition related to newly-formed failed businesses does not significantly reduce our revenues.
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
     We employ the following systems and procedures to minimize our exposure to merchant fraud and card-not-present transaction fraud:
•	Underwriting. Our sales agents send new applications to our underwriting department for their review and screening. All of our underwriters have previous industry underwriting experience and have the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, average charge per transaction or reserve requirements for new and existing merchants. We obtain a personal guaranty from most of the owners of new merchants we enroll.

•	Proprietary Management Information Systems. Our proprietary systems automatically generate credit reports on new applicants, categorize risk based on all of the information provided and place the applications in a queue to be processed by our underwriting staff. The underwriting staff can access all of the collected information on a merchant online in order to render a decision on whether to approve or reject an application or whether to seek additional information.

•	Merchant Monitoring. We provide several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is downloaded to our iWorkflow system from our third-party processors such as FDMS and is sorted into a number of customized reports by our proprietary systems. Our risk management team also generates daily reports that highlight all exceptions to the established daily merchant parameters such as average ticket size, total processing volume or expected merchandise returns. Our risk management team also reviews daily reports regarding our merchant advances to monitor processing volume and expected return of capital.

•	Risk Review Department. We have established an in-house risk review department that monitors the sales activities of all of the merchants that we service. Our risk review department focuses particular attention on fewer than 2,000 merchants in our portfolio, measured by volume, average ticket and other criteria, which accounted for approximately 2% of our total charge volume in 2009, and which we believe represent a higher risk group of merchants. The risk review department conducts background checks on these merchants, interviews merchants, anonymously purchases products and services, reviews sales records and follows developments in risk management procedures and technology.

•	Investigation and Loss Prevention. If a merchant exceeds any approved parameter as established by our underwriting and/or risk management staff or violates regulations established by the applicable card association or the terms of our agreement with the merchant, an investigator will identify the incident and take appropriate action to reduce our exposure to loss, as well as the exposure of our merchants. This action may include requesting additional transaction information, instructing the merchant acquirer/processor to retrieve, withhold or divert funds, verifying delivery of merchandise or even deactivating the merchant account.

•	Reserves. Some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2009, these reserve cash deposits totaled approximately $44.2 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve cash accounts, and accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements. If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. After the chargeback occurs, we attempt to recover the chargeback either directly from the merchant or from the merchant’s reserve account. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank.
Technology
     In the course of our operations, we solicit, compile and maintain a large database of information relating to our merchants and their transactions. We place significant emphasis on providing a high level of security in order to protect the information of our merchants and their customers. We have complied with Visa and Mastercard’s security standards for the last five years. We have deployed the latest generation of network intrusion detection technology and system monitoring appliances to enhance our level of protection.
     Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. We cannot be sure that these security measures will be sufficient to prevent unauthorized access to our internal network. Application components communicate using sophisticated security protocols and are directly accessible by a limited number of employees on a need-only basis. Our operation and customer support systems are primarily located at our facilities in Westlake Village, California.
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
     Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including FDMS, National Processing Company, Global Payments, Inc. and Elavon, Inc., that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants and smaller independent sales groups, gives us a competitive advantage over larger competitors, which have a broader market perspective and over competitors of a similar or smaller size that may lack our extensive experience and resources.
Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we realize greater than 90% of our revenue and results of operations from one business segment representing processing revenues and other fees from card-based payments. During 2009, 2008 and 2007, no single merchant represented 3% or more of our revenues. All revenues are generated and all of our long-lived assets are located in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.
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
Employees
     As of December 31, 2009, we and our wholly-owned subsidiaries employed 330 full-time personnel, including 18 information systems and technology employees, 34 risk management employees, 206 in operations and 72 in sales and administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.
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
     As of December 31, 2009, we had consolidated debt of $651.5 million, $458.5 million of which was senior indebtedness. Our substantial indebtedness could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to the debtholders. Our substantial indebtedness and significant reduction in available cash could also:
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
     Although the indenture governing our senior subordinated notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we are able to incur additional indebtedness if the “fixed charge coverage ratio,” as defined in the indenture governing our senior subordinated notes is above 2 to 1 for the periods set forth in the indenture, and, under certain circumstances, if the indebtedness is of a person acquired by us and we did not incur the indebtedness in contemplation of the acquisition. In addition, we may also incur an aggregate principal amount of additional indebtedness not to exceed $50.0 million. As of December 31, 2009, we would have been able to borrow an additional $49.1 million under our senior secured credit facility, and we and the subsidiary guarantors may be able to incur additional senior debt in the future, including under the senior secured credit facility. To the extent new debt is added to our current debt levels, our substantial leverage risks would increase.
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
     In addition, the credit agreement’s restrictions on us and the subsidiary guarantors are stricter than the indenture governing our senior subordinated notes. Examples of such restrictions are as follows:
•	The scope of permitted liens under the credit agreement is narrower than under the indenture. For example, the indenture permits us to incur liens to secure up to $5.0 million of additional permitted indebtedness, while the credit agreement permits us to incur liens to secure only up to $1.0 million of additional permitted indebtedness.

•	The credit agreement contains a general prohibition on restricted payments subject to certain exceptions, while the indenture permits us to make restricted payments up to an amount that is based, in part, on our cumulative consolidated net income since the date of the indenture.

•	The credit agreement generally prohibits the incurrence of additional indebtedness subject to certain exceptions, while the indenture permits us to incur additional indebtedness provided we maintain a fixed charge coverage ratio of 2:1.

•	The credit agreement requires us to maintain an agreed consolidated interest coverage ratio and consolidated leverage ratio at the end of each fiscal quarter. There is no comparable requirement in the indenture.

•	The credit agreement prohibits us from making dispositions of our property other than for cash and not in excess of $2.0 million in net book value in any fiscal year. The indenture does not prohibit such dispositions, but requires us to apply the net proceeds therefrom to repay senior debt, make certain investments or expenditures, and otherwise repay our senior subordinated notes.

•	The credit agreement prohibits us from prepaying our other debt, including our senior subordinated notes, while borrowings under our senior secured credit facility are outstanding.
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
     Our senior subordinated notes and the related guarantees rank junior in right of payment to all of our existing and future senior debt, including the borrowings under our senior secured credit facility, and all existing creditors and future senior debt of our subsidiary guarantors, respectively. As of December 31, 2009, we had approximately $447.6 million of debt that was senior to our senior subordinated notes and $49.1 million of additional borrowing available under our senior secured credit facility. We may also incur additional senior or secured debt in the future, consistent with the terms of the indenture governing our senior subordinated notes and our other debt agreements.
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
     On the basis of historical financial information, recent operating history and other factors, we believe that the subsidiary guarantees have been incurred for proper purposes and in good faith and that each subsidiary guarantor, after giving effect to its guarantee of our senior subordinated notes, is not insolvent, does not have unreasonably small capital for the business in which it is engaged and has not incurred debts beyond its ability to pay such debts as they mature. There can be no assurance, however, as to what standard a court would apply in making such determinations or that a court would agree with our conclusions in this regard.
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
     See risk factors “—A change of control under our senior secured credit facility could cause a material adverse effect on our liquidity, financial condition or results of operations” and “—A change of control under the indenture governing our senior subordinated notes could cause a material adverse effect on our liquidity, financial condition or results of operations” below.
A change of control under our senior secured credit facility could cause a material adverse effect on our liquidity, financial condition or results of operations.
     Our senior secured credit facility provides that certain change of control events will result in an event of default, including the following:
•	Gregory S. Daily, our Chairman and Chief Executive Officer, Carl A. Grimstad, our President, and certain other investors (collectively, the “Permitted Holders”) cease to beneficially own equity interests in iPayment Holdings, Inc. (“Holdings”) representing more than 50% of its voting equity interests;

•	during any period of twelve consecutive months, a majority of Holdings’ board of directors ceases to be composed of individuals who were members of Holdings’ board of directors at the beginning of such period or who were elected or nominated by such members or appointees of such members who constituted at least a majority of the board of directors at the time of such election or nomination;

•	Gregory S. Daily and certain trusts controlled by Mr. Daily cease to beneficially own or control at least a majority of the equity interests in Holdings or any parent company beneficially owned by the Permitted Holders; or

•	a “change of control” occurs under the indenture governing our senior subordinated notes (described below).
     In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages in the amount of $50 million, against Mr. Daily in connection with litigation over Mr. Daily’s beneficial ownership in us (the “Daily Litigation”). In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. The plaintiff has filed a motion with the bankruptcy court in order to have a trustee appointed to administer the estate of Mr. Daily. The bankruptcy court has not yet ruled on the motion. The enforcement or settlement of any judgment against Mr. Daily, or the appointment of a trustee by the bankruptcy court, could lead to one or more of the change of control events described above, which would constitute an event of default under our senior secured credit facility.
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
     The Daily Litigation, or the appointment of a trustee by the bankruptcy court, described above under the risk factor “—A change of control under our senior secured credit facility could cause a material adverse effect on our liquidity, financial condition or results of operations,” could result in one or more of the change of control events described above. Upon the occurrence of a change of control, our senior secured credit facility will, subject to certain exceptions, prohibit us from purchasing our senior subordinated notes. In the event a change of control occurs at a time when we are prohibited from purchasing our senior subordinated notes, we could attempt to seek the consent of the required lenders under our senior secured credit facility to such purchase or could attempt to refinance our senior secured credit facility. If we do not obtain such a consent or are unable to refinance our senior secured credit facility, we will remain prohibited from purchasing our senior subordinated notes. This would result in an event of default under the indenture governing our senior subordinated notes, which would, in turn, constitute an event of default under our senior secured credit facility. In such circumstances, the subordination provisions in the indenture governing our senior subordinated notes would likely restrict payments to holders of our senior subordinated notes. The credit crisis may make it difficult or expensive to obtain consents or waivers with respect to our senior secured credit facility or indenture governing our senior subordinated notes, refinance our debt or raise the funds necessary to purchase tendered senior subordinated notes. If we are able to do so, the cost of our financing could materially increase and our indebtedness may subject us to more onerous terms. These consequences of a change of control under the indenture governing our senior subordinated notes could have a material adverse effect on our liquidity, financial condition or results of operations.

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
     The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Fluctuations in these factors have had adverse effects on the market prices of our senior secured credit facility and our senior subordinated notes, and further fluctuation may continue these adverse effects. In addition, credit rating agencies continually revise their ratings for companies that they follow, including us. We cannot be sure that any credit rating agencies that rate the senior secured credit facility and senior subordinated notes will maintain their ratings on our credit instruments. A negative change in our rating could have an adverse effect on the market price of the senior secured credit facility and the senior subordinated notes.
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
     We also have potential liability for losses caused by fraudulent card-based payment transactions. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the small merchants that we serve are small businesses that transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud than larger merchants. Because we target these merchants, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants.
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
     Charges incurred by us relating to chargebacks were $4.9 million, or 0.7% of revenues in 2009, and were $4.2 million, or 0.5% of revenues, in 2008.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions; if these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.
     Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo, and our other sponsoring banks include HSBC Bank USA.
     The initial term of our agreement with Wells Fargo lasts through December 2014 and will thereafter automatically continue unless either party provides the other at least six months notice of its intent to terminate. Our sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing services under the agreement. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales groups. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we guarantee that any of our sponsoring banks will not terminate their sponsorship of us in the future.
If we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard payment card associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa and MasterCard.
     Substantially all of the transactions we process involve Visa or MasterCard. If we or our bank sponsors fail to comply with the applicable requirements of the Visa and MasterCard payment card associations, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing payment processing services.
We rely on card payment processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.
     We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. In particular, we rely on FDMS through which we have undertaken to process 75% of our annual transactions. We are required to pay FDMS an annual processing fee through 2011 related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio which fee will be at least $4.3 million in fiscal 2010, and at least 70% of such fee paid to FDMS in 2010 in fiscal 2011. Our gross margins would be adversely affected if we were required to pay these minimum fees as a result of insufficient transactions processed by FDMS.
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
     Our success depends upon the continued services of our senior management and other key employees, all of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and highly favorable relationships with independent sales groups, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our senior managers or other key employees or damage to their reputations and influence within the industry would have an adverse effect on our business, financial condition and results of operations.
     In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages in the amount of $50 million, against Gregory Daily, our Chairman and Chief Executive Officer, in connection with litigation over Mr. Daily’s beneficial ownership in us. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Any adverse effect on our relationship with independent sales groups, card associations, bank sponsors and other payment processing and service providers resulting from damage to Mr. Daily’s reputation, as well as any ongoing diversion of Mr. Daily’s attention from the day to day operations of our business could materially and adversely affect our business, financial condition and results of operations.
     We do not maintain any “key person” life insurance on any of our employees other than a $25.0 million policy on Mr. Daily, as required by our senior secured credit facility.
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
     We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, and contract breaches by, a merchant. We target small merchants that generally have a higher rate of insolvency than larger businesses. During 2009, we experienced attrition ranging from 1.0% to 3.0% per month on our various merchant portfolios. Declining merchant charge volume due to weakening general economic conditions may increase attrition. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. We cannot predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations.
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
Material breaches in security of our systems may have a significant effect on our business.
     The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operations of our business. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. We also have what we deem sufficient security around the system to prevent unauthorized access to the system. However, our visibility in the United States’ payment industry may attract hackers to conduct attacks on our systems that could compromise the security of our data. An information breach in the system and loss of confidential information such as credit or debit card numbers and related information could have a longer and more significant impact on the business operations than a hardware failure. The loss of confidential information could result in losing our customers’ confidence and thus the loss of their business, as well as imposition of fines and damages.
If our merchants experience adverse business conditions, they may generate fewer transactions for us to process or become insolvent, increasing our exposure to chargeback liabilities.
     Generally weak economic conditions have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues. In addition, in the current recessionary environment, the merchants we serve could be subject to a higher rate of insolvency which could adversely affect us financially. We bear credit risk for chargebacks related to billing disputes between credit or debit card holders and bankrupt merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we may be liable for the full transaction amount of a chargeback.
If our merchant advance customers stop processing or become insolvent, our merchant advance loss exposure could increase.
     The weakened economy has caused some of our merchant advance customers to fail or close their businesses. In the current recessionary environment, the merchant advance customers we serve are subject to a higher rate of insolvency, which could adversely affect us financially. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we will experience losses for the remaining balance of the merchant advance. We no longer offer new merchant advances to our customers, and we will seek to recover any potential losses through other collection efforts.
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
The effect of climate changes on the Company cannot be predicted with certainty.
     The Company is not directly affected by environmental legislation, regulation or international treaties. The Company is not involved in an industry which is significantly impacted by climate changes except as such changes may generally affect the economy and consumer spending in the United States. A significant change in the global climate could affect the general growth in the economy, population growth and create other issues which will over time affect the card-based payment industry in general. However, it is impossible to predict such effects on the Company’s business and operations.
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
ITEM 1B. Unresolved Staff Comments
     None.
ITEM 2. Properties
     Our principal executive offices are located in approximately 4,700 square feet of leased office space in Nashville, Tennessee. We also lease approximately 32,000 square feet in Westlake Village, California, approximately 6,300 square feet in Santa Barbara, California, approximately 9,600 square feet in Minden, Nevada, approximately 16,000 square feet in Phoenix, Arizona, approximately 2,300 square feet in Novi, Michigan, and approximately 13,500 square feet in Akron, Ohio. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our business.

ITEM 3.	Legal Proceedings
Litigation
Robert Aguilard, et al., on behalf of themselves and all persons similarly situated v. E-Commerce Exchange, Inc., A-1 Leasing LLC, and Duvera Billing Services, Civil Action No. 05CC02794 — State of California, Superior Court of Orange County.
     This matter, was initially reported in our Annual Report for the year ended December 31, 2004, previously filed on Form 10-K with the Securities and Exchange Commission on February 24, 2005 and was last updated in our Quarterly Report for the second quarter ended June 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2009. As we previously reported, on June 4, 2009, the Court issued a Final Order Approving Settlement and Final Judgment of Dismissal (“Final Judgment”) of this matter. The Final Judgment became final on August 4, 2009, and all claims against us in the subject litigation have been fully settled, released and all claims have been dismissed. The terms of the settlement did not have a material adverse effect on our business, financial condition or results of operations. All matters related to the Litigation were concluded in December 2009.
Equal Employment Opportunity Commission, Plaintiff, v. iPayment, Inc. ,and NPMG Acquisition Sub, LLC, a Delaware corporation, United States District Court for the District of Arizona, Case No.: CV 08-1790-PHX-SRB
     This matter was previously reported in our Quarterly Report for the second quarter ended June 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2009 and was last updated in our Quarterly Report for the third quarter ended September 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2009. As we last reported on this matter, the parties agreed to terms of a Consent Decree for the settlement of the claims asserted against us and our subsidiary, NPMG Acquisition Sub, LLC, in the subject litigation and the litigation was concluded in September 2009. The total amount payable pursuant to the Consent Decree did not have a material adverse effect on our business, financial condition or results of operations.
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     The Bruns lawsuit was previously reported in our Annual Report for the year ended December 31, 2007, previously filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008, and was last updated in our Quarterly Report for the third quarter ended September 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2009. As previously reported, this matter arises from a lawsuit filed in February 2000 by plaintiff Dana Bruns on her own behalf and on behalf of a purported class of persons in California who, during the five years prior to filing the lawsuit, allegedly received fax transmissions from third-party defendant Fax.Com and its advertisers, including our subsidiary, E-Commerce Exchange, Inc. (“ECX”). The complaint, as amended, alleges that the defendants sent “fax blast” transmissions to telephone facsimile machines in violation of the provisions of the Telephone Consumer Protection Act of 1991 (“TCPA”) and seeks relief under the TCPA and/or under California’s Unfair Competition Act, Business & Professions Code and for negligence, including for injunctive relief, damages and monetary relief, attorney’s fees and costs of suit and other relief deemed proper. In December 2006, ECX and other defendants filed a Motion for Mandatory Dismissal of this lawsuit which the Court granted and subsequently issued an Order of Final Judgment dismissing the litigation with prejudice, which the plaintiff subsequently appealed. In March 2009, the Appellate Court reversed the Order of Final Judgment issued by the Trial Court and we and other defendants filed a petition for review with the California Supreme Court, seeking a review of the Appellate Court decision. Since we last reported on this matter, briefing on the merits review with the California Supreme Court was completed on January 21, 2010. The California Supreme Court has not set a date for oral argument, but our current understanding is that oral argument will likely be scheduled for either sometime later this year or for sometime in the first half of 2011.
     We continue to believe that the claims asserted against us in the Bruns lawsuit are without merit and that the Trial Court properly granted our Motion for Mandatory Dismissal and that dismissal of the case was mandated. At this time, we cannot predict with any certainty how the California Supreme Court might rule, nor can we predict, in the event appellate relief is ordered, the likely outcome it may have on the lawsuit and the claims asserted against us. In the event the Appellate Court is affirmed, we currently intend to continue to vigorously defend ourselves in this matter. However, there can be no assurance that we will be successful or prevail in our defense, or in the event we are not successful and judgment is awarded against us, that the Bruns lawsuit claims will be covered by insurance or that any amounts that may be due from insurance coverage will be available for payment of claims, or sufficient to fully satisfy a judgment awarded against us (ECX), and, therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations. Since we last reported on the Bruns lawsuit, on or about January 29, 2010, a related declaratory judgment action was filed by Truck Insurance Exchange against ECX and Dana Bruns (individually and as alleged class representative of all others similarly situated) (the “TIC Declaratory Action”). As we earlier reported in the underlying Bruns lawsuit, ECX tendered the Bruns lawsuit claim in early 2000 to Truck Insurance Exchange, a member of Farmers Insurance Group of Companies (“TIC”) under a policy then in effect that provides up to $2,000,000 for “covered” claims and claim defense, and in April 2000, TIC agreed, subject to a reservation of rights, to assume the defense of ECX in the litigation and has paid all costs of defense since April 2000. In the TIC Declaratory Action, TIC asserts that the insurance policies issued to ECX did not cover the claims alleged in the underlying Bruns lawsuit, and it therefore seeks judicial determinations that (a) it does not have a duty to defend ECX in the underlying Bruns lawsuit; (b) that it may withdraw from the defense of ECX in the underlying Bruns Lawsuit; and (c) that it owes no duty to indemnify ECX for any settlement reached or judgment entered in the underlying Bruns Lawsuit. TIC also seeks to recover against ECX a monetary judgment in an amount to be determined at trial that is equal to the costs and expenses incurred by TIC in defending ECX in the Bruns lawsuit.
     We only recently engaged legal counsel to represent ECX in the TIC Declaratory Action and we have not had the opportunity to fully consult with our attorneys on this matter. Our response to the complaint is currently required to be filed on or before March 19, 2010. Based on our current understanding of the matter, we expect to timely respond to the complaint filed by TIC and to vigorously defend ourselves. At this time the ultimate outcome of this TIC Declaratory Action and our potential liability associated with such, or the likely effect it may have on our defense of the underlying Bruns lawsuit and the claims asserted against us cannot be predicted with certainty, and there can be no assurance that we will be successful or prevail in our defenses, or in the event that we are not successful, that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Sharyn’s Jewelers, LLC v. iPayment, Inc., iPayment of Valencia, Vericomm and JP Morgan Chase Bank, General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related case Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919
     These related matters were initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007 and was last updated in our Quarterly Report for the third quarter ended September 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2009. As previously reported, these matters relate to a lawsuit filed in January 2005 in North Carolina by plaintiff Sharyn’s Jewelers, LLC, a merchant, naming as defendants, iPayment, Inc. and iPayment of Valencia (the “iPayment Defendants”) and third parties Vericomm, an independent outside sales organization, and JPMorgan Chase Bank (“Chase”). In April 2006, plaintiff obtained a “default judgment” against us (and Vericomm) awarding compensatory damages of $74,600 , attorneys fees of $35,100, and punitive damages of $250,000, imposing joint and several liability, for a total judgment amount of $359,700 (the “North Carolina Judgment”). Plaintiff then assigned its judgment to Judgment Recovery Group, LLC (“JRG”) and, on or about August 9, 2007, JRG commenced an action in California state court (the “California Action”) for entry of sister state judgment (the “Sister State Judgment”) in the amount of $404,200. We timely filed a motion to vacate the California-issued Sister State Judgment and filed an application to “stay” enforcement of the judgment, pending a December 18, 2007 hearing on our motion to vacate. The court granted our application and “stayed” enforcement of the judgment, pending the hearing set for December 18, 2007. Prior to the December hearing date, the parties entered into a stipulation, to “stay” the California proceedings pending the final outcome of all challenges filed in North Carolina on the underlying North Carolina Judgment. Vericomm filed an appeal in North Carolina of the North Carolina Judgment and in April 2009, the North Carolina Court of Appeals vacated the default judgment imposing liability on Vericomm for punitive damages, unfair and deceptive trade practices, attorneys’ fees and injunctive relief and affirmed the judgment’s award of compensatory damages against Vericomm. On June 12, 2009, JRG filed in the California Action a proposed Amended Judgment against Vericomm in the amount of $93,500 and against the iPayment Defendants, jointly and severally, in the amount of $452,800, which the Court signed and entered on June 12, 2009 (the “California Amended Judgment”). We and Vericomm each filed a Motion to Vacate the California Amended Judgment.
     Since we last reported on these related matters, on or about December 14, 2009, the North Carolina trial court entered the Amended Judgment. On January 19, 2010, the California court set March 15, 2010 as the hearing date for any motions to vacate. On February 19, 2010, we and Vericomm each timely filed a motion to vacate the California-issued Sister State Judgment, as amended. At the March 15, 2010 hearing on the motions to vacate the California-issued Sister State Judgment, as amended the Court ruled that JRG needs to domesticate the latest amended judgment issued by the trial court in North Carolina before the California court can do anything, and therefore JRG must file a new application for entry of sister state judgment and, if that is completed, we will have 30 days to file our motion to vacate. We currently intend to continue to vigorously defend ourselves in the California court matter. If JRG files for entry of sister state judgment based on the latest amended judgment issued by the trial court in North Carolina, we currently intend to file a motion to vacate and we continue to believe that we have grounds to have any California-issued Sister State Judgment vacated or modified or to obtain substantial relief from enforcement in California of any such Sister State Judgment entered against us on the amended North Carolina Judgment. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

Employment Development Department of the State of California, Notice of Assessment No. 00008
     This matter was initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007, and was last updated in our Quarterly Report for the third quarter ended September 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2009. As previously reported, this matter relates to a Notice of Assessment No. 00008 (dated July 10, 2007) sent to our wholly-owned subsidiary, iPayment of California, LLC (“iPOC”) by the Employment Development Department of the State of California (“EDD”) for amounts claimed to be due arising during the period starting April 1, 2004 and ending March 31, 2007. The Notice of Assessment stated that we had been assessed approximately $1.4 million, plus an additional $0.1 million for accrued interest billed to the date assessed (the “Assessment”) due to a determination by the EDD, following an audit, that during the covered period we improperly classified and treated certain individuals as independent contractors rather than as employees, and therefore, failed to properly report amounts paid as “wages,” failed to withhold (and deposit) amounts for certain employee contributions on said wages, including withholdings for California personal income tax, and failed to remit amounts for employer contributions otherwise due on these “unreported wages.”
     As we have previously reported, we have been working with the EDD auditor that issued the Assessment to resolve the Assessment. In August 2009, the EDD auditor that issued the Assessment conducted a voluntary tax audit review conference with our representative and based on the records and information examined during the conference, the Auditor requested that we submit certain additional records and information relating to 2007 that would further support our position for the abatement of the Assessment. Since we last reported on this matter, we submitted the additional requested records and information to the EDD auditor and have continued to communicate with the EDD auditor as well as with the EDD employee assigned to our account by the EDD Sacramento collections division.
     Based upon our February 2010 communications and correspondence with the EDD Auditor, we currently expect to have another voluntary tax audit review conference with the EDD Auditor during the month of April 2010. Although we are still currently subject to the Assessment, based upon our most recent communication and correspondence with the EDD, we currently believe that the EDD has, for the present time, deferred taking any further “collection” action, in order to provide us and the EDD auditor additional time to resolve the Assessment. Although the results cannot be predicted with certainty, we believe, based on information currently available, that the ultimate outcome of this matter and our liability associated therewith should not have a material adverse effect on our business, financial condition, or results of operations. However, the results cannot be predicted with certainty and in the event of unexpected future developments or additional information, it is possible that this matter could be unfavorable to us, and there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Other- Merrick Bank
     This matter was initially reported in our Annual Report for the year ended December 31, 2006, filed on Form 10-K with the Securities and Exchange Commission on March 8, 2007, and was last updated in our Quarterly Report for the third quarter ended September 30, 2009, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2009. As previously reported, Merrick Bank, one of our sponsor banks, incurred certain Visa/MasterCard fines related to a third party processor in 2005. Merrick withheld certain funds from us related to the Visa/MasterCard fines, and we have been in a dispute with Merrick since 2005 regarding our liability to them for such fines.
     In a separate and unrelated claim, Merrick advised us of a certain loss liability totaling less than $0.5 million. Merrick deducted the amount of such loss from the withheld funds, and we submitted a claim to our insurance carrier seeking coverage under our then current policy. As of September 30, 2007, we had reserved half of the $0.5 million in our Consolidated Income Statements. Since we last reported on this matter, the settlement agreement with our insurance carrier was finalized and we received payment of the settlement funds.
     We intend to continue to investigate our responsibility to Merrick with regards to the Visa/MasterCard fines. However, there can be no assurance that we will be successful in defending our claim that we are not responsible for such fines. As of December 31, 2008, we had reserved $0.3 million, or 50% of the net amount of our funds held by Merrick Bank, in our Consolidated Income Statements. As of December 31, 2009 we have reserved the remaining $0.3 million. There are no other updates at this time on the status of this matter. Although the ultimate outcome of this disputed matter and our liability associated with such cannot be predicted with certainty, based on information currently available, in our opinion, the outcome is not expected to have a material adverse effect on our business, financial condition or results of operations.
Other — Contract Related
     During the past several months we have received a series of settlement communications from counsel for one of our Independent Sales Groups (“ISG’s”). This ISG claims that since October 2006, we have not correctly calculated, reported and paid certain residual compensation in accordance with the terms of our contract, and that, we, directly or indirectly, engaged in certain activities, such as purportedly terminating merchants, in a manner that the ISG believes wrongfully interfered with some merchant relationships which deprived it from being paid residual compensation for such merchants in violation of the terms of our contract. We have also advised this ISG that we are currently investigating whether the ISG is in breach of its contractual obligations to us. The ISG asserting these disputed claims has been an ISG of ours for over eight years, and continues to use our services and continues to submit new merchant applications to us for processing.
     Although we have not completed our investigation of the facts or our review of all relevant information, records and documents that may be associated with these disputed matters, based on our present understanding of the factual and legal matters related to these disputed claims, we currently believe that the claim that we violated the ISG’s contractual rights by purportedly terminating various merchants in a manner that interfered with these merchant relationships lacks merit and we currently believe that, with respect to the claim that we have not correctly calculated, reported and paid residual compensation, any such errors that may be conclusively established will be limited in nature, and any potential underpayment is not expected to have a material adverse effect on our business, financial condition or results of operations.
     These disputed claims and matters are currently not in litigation; however, the communications made to us have included threats of litigation. This ISG has proposed terms for an amicable resolution of these disputed claims which include terms that would require us to purchase the future residual income rights that may become due to the ISG under the contract. Although we disagree with the assertions and claims made against us, we currently intend to continue our efforts to reach an amicable resolution to these matters. Our contract with this ISG requires that disputes be submitted first to non-binding mediation and, if not resolved, then to binding arbitration with the American Arbitration Association. If an amicable resolution is not successful and litigation is commenced, we currently intend to vigorously defend ourselves and we currently believe that we will have meritorious defenses to these disputed claims. Based on information currently available, in our opinion, the ultimate outcome of these disputed matters is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results cannot be predicted with certainty and in the event of unexpected future developments, including if these claims are asserted in litigation, it is possible that this matter could be adjudicated against us and there can be no assurance that failure to prevail would not have a material adverse effect on our business, financial condition or results of operations.
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
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for our common stock. On May 10, 2006, Holdings acquired all of our issued and outstanding common stock. Holdings is a wholly-owned subsidiary of iPayment Investors. Pursuant to the terms of our senior secured credit facility, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. We did not pay any cash dividends in 2009 or 2008. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.

ITEM 6. Selected Financial Data

		Period from
		January 1	May 11
	Year Ended	through	through	Year Ended	Year Ended	Year Ended
	December 31,	May 10,	December 31,	December 31,	December 31,	December 31,
	2005	2006	2006	2007	2008	2009
	Predecessor	Predecessor	Successor	Successor	Successor	Successor
Statement of Operations Data:
Revenues	$702,712	$252,514	$481,474	$759,109	$794,825	$717,928
Operating expenses:
Interchange	407,736	145,459	279,653	437,955	450,570	397,530
Other cost of services	213,138	76,994	147,055	228,537	241,532	229,071
Selling, general and administrative	18,062	14,432	13,017	21,144	20,289	19,530

Total operating expenses	638,936	236,885	439,725	687,636	712,391	646,131

Income from operations	63,776	15,629	41,749	71,473	82,434	71,797
Other income (expenses):
Interest expense, net	(8,657)	(5,229)	(39,591)	(60,216)	(56,289)	(46,488)
Other	(1,423)	(6,729)	(2,187)	179	(750)	(1,245)

Total other expense	(10,080)	(11,958)	(41,778)	(60,037)	(57,039)	(47,733)

Income (loss) before income taxes	53,696	3,671	(29)	11,436	25,395	24,064
Income tax provision	21,319	3,690	674	6,005	10,105	8,736

Net income (loss)	32,377	(19)	(703)	5,431	15,290	15,328
Less: Net income attributable to noncontrolling interests	1,010	869	(187)	—	(987)	(3,588)

Net income (loss) attributable to iPayment, Inc.	$33,387	$850	$(890)	$5,431	$14,303	$11,740

Balance Sheet Data (as of period end)
Cash and cash equivalents	1,023	N/A	96	33	3,589	2
Working capital (deficit)	(4,679)	N/A	(9,279)	(8,713)	(10,591)	(6,601)
Total assets	340,981	N/A	784,966	767,545	768,864	745,366
Total long-term debt, including current portion	100,329	N/A	714,656	697,357	687,326	651,519
Stockholders’ equity	209,353	N/A	16,890	17,216	26,605	43,138

Financial and Other Data:
Charge volume (in millions) (unaudited) (1)	25,725	9,072	17,265	26,797	26,783	23,526
Capital expenditures	1,133	587	1,510	1,110	2,374	2,304
Ratio of earnings to fixed charges (2)	7.32	1.87	1.04	1.20	1.41	1.44

(1)	Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants, which is provided to us by our third-party processing vendors.

(2)	Computed in accordance with Item 503(d) of Regulation S-K. For purposes of computing the ratio of earnings to fixed charges, fixed charges consist of interest expense on long-term debt and capital leases, amortization of deferred financing costs and that portion of rental expense deemed to be representative of interest. Earnings consist of income (loss) before income taxes and minority interest, plus fixed charges and minority interest in pre-tax losses of subsidiaries that have not incurred fixed charges. The ratio of earnings to fixed charges differs from the fixed charge coverage ratio computed for the purposes of the indenture governing our senior subordinated notes and from the consolidated interest coverage ratio computed for the purpose of the credit agreement governing the senior secured credit facility.
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
Executive Overview
     We are a provider of credit and debit card-based payment processing services to small merchants across the United States. As of December 31, 2009, we provided our services to approximately 140,000 small merchants. Our payment processing services enable our merchants to accept credit cards as well as other forms of card-based payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through independent sales groups, which gives us a non-employee, external sales force. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third-party processors such as FDMS and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, in our main operating center in Westlake Village, California.
     Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. However, the deterioration in the United States’ economic environment impacted the growth in charge volumes throughout the industry in 2009. Industry sources indicated that charge volume for 2009 declined more than 10% when compared to the prior year. We currently expect this trend to moderate in 2010. Due to the downturn in the economy, our charge volume decreased to $23,526 million in 2009, from $26,783 million in 2008 and revenues decreased to $717.9 million in 2009 from $794.8 million in 2008. Income from operations decreased to $71.8 million in 2009, from $82.4 million in 2008.
     Net interest expense decreased to $46.5 million in 2009 from $56.3 million in 2008, reflecting a lower average interest rate and lower funded debt. Our effective income tax rate decreased to approximately 36.3% in 2009, from approximately 39.8% in 2008, primarily because income tax expenses do not include any tax expenses on the noncontrolling interests’ share of our joint venture’s earnings, which had greater pretax income during 2009 when compared to 2008.
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
Acquisitions
     Since December 2003, we have expanded our card-based payment processing services through the acquisition of five businesses, three significant portfolios and several smaller portfolios of merchant accounts, as set forth below. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 56,000 active small merchants on January 1, 2003, to approximately 140,000 on December 31, 2009. In addition, primarily due to these acquisitions, our revenues grew from $226.1 million in 2003 to $717.9 million in 2009, which represents a 21.2% compound annual growth rate from 2003 to 2009.
     The following table lists each of the acquisitions that we have made since December 2003:

Acquired Business or Significant
Portfolio of Merchant Accounts	Date of Acquisition
FDMS Bank Portfolio	December 2003
Transaction Solutions	September 2004
FDMS Merchant Portfolio	December 2004
Petroleum Card Services	January 2005
iPayment ICE of Utah, LLC	June 2005
National Processing Management Group	October 2005
Cambridge Payment Systems	December 2007
Merchant Service Center	April 2008
Central Payment Co Portfolio	November 2009
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
     On September 15, 2004, we entered into an agreement to purchase substantially all of the assets of TS Black and Gold, LP (“Transaction Solutions”). Transaction Solutions is a provider of card-based payment transaction processing services. Consideration included cash at closing and contingent payments based upon future performance over two years, all of which was paid as of December 31, 2006. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Transaction Solutions from September 1, 2004, were included in our Consolidated Income Statements.
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
     In January 2005, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Petroleum Card Services. Consideration included cash at closing and a contingent payment based on performance over the first two years. Petroleum Card Services is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Petroleum Card Services from January 1, 2005, were included in our Consolidated Income Statements.
     In June 2005, we acquired a 51% interest in the joint venture iPayment ICE of Utah, LLC (“ICE”), a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of ICE from June 1, 2005, were included in our Consolidated Income Statements. During 2008, we acquired the remaining 49% interest in this joint venture for less than $0.1 million, which caused this entity to be wholly-owned. At that time, we legally dissolved the entity iPayment ICE of Utah, LLC and our subsidiary iPayment ICE Holdings, Inc., which had previously held our 51% interest in ICE.
     In October 2005, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of National Processing Management Group (“NPMG”). Consideration included cash at closing and contingent payment based on performance in 2006 and 2007. NPMG is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of NPMG from October 1, 2005, were included in our Consolidated Income Statements.
     In December 2007, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of Cambridge Payment Systems (“Cambridge”). Consideration included cash at closing and contingent payment based on performance in 2008, 2009, and 2010. Cambridge is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Cambridge from January 1, 2008, were included in our Consolidated Income Statements.
     In April 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center, an independent sales group with a growing portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Merchant Service Center is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Merchant Service Center were included in our Consolidated Income Statements beginning April 1, 2008 pursuant to the provisions of the Asset Purchase Agreement.
     In November 2009, iPayment, Inc. entered into a Purchase and Sale Agreement with the shareholders of Central Payment Co., LLC (“CPC”), whereby iPayment acquired a merchant portfolio consisting of approximately 8,000 merchants from CPC. The transaction was effective as of November 1, 2009. Consideration at closing was $23.8 million in cash. As a result of the portfolio purchase, iPayment recorded $23.8 million of intangible assets.
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
     Accounting for Goodwill and Intangible Assets. We follow ASC 350 “Intangibles – Goodwill and Other Topics” (formerly known as Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.
     We completed our most recent annual goodwill impairment review as of July 31, 2009, and updated our review as of December 31, 2009, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of December 31, 2009, and determined no impairment charge was required.
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced monthly volume attrition ranging from 1.0% to 3.0% of our total charge volume on our various merchant portfolios. We utilize an accelerated method of amortization over a fifteen-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the year ended December 31, 2008 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $2.4 million to better approximate the distribution of actual cash flows generated by the merchant processing portfolios. This trend continued during the first half of 2009, during which we recorded an increase to amortization expense of $2.1 million to better approximate the distribution of cash flows generated by the merchant processing portfolios.
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
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, now included in the Revenue Recognition Topic of ASC Topic 605. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired as part of the FDMS acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
     Other costs of services include costs directly attributable to processing and bank sponsorship costs, which amounted to $30.9 million, $38.1 million, and $40.1 million in the years ended December 31, 2009, 2008, and 2007, respectively. They also include related costs such as residual payments to independent sales groups, which are commissions we pay to our independent sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
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
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At December 31, 2009 and 2008, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.5 million and $1.3 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses but also the incurred but not yet reported losses at December 31, 2009 and 2008.
     We also maintain a reserve for merchant advance losses. In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. We stopped offering new merchant advances to our customers in 2008. During the term of our existing advances, there is risk that an advance may be deemed uncollectible. We evaluate the risk of potential loss for each advance and record a loss reserve accordingly. As of December 31, 2009, our reserve for merchant advances was $0.5 million and is included in investment in merchant advances in our Consolidated Balance Sheets. Our receivable for merchant advances was fully reserved for at December 31, 2009.
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
     Noncontrolling Interest. We previously owned a 20% interest in a joint venture, Central Payment Co, LLC (“CPC”). However, during the fourth quarter of 2009, we sold our 20% interest in CPC for $4.3 million. The sale of our equity caused us to deconsolidate CPC and to recognize a deferred gain of $2.8 million that will be recognized as income over a three-year period. As of December 31, 2009, we had $0.9 million of short-term deferred gain within “Accrued liabilities and other” and $1.7 million of long-term deferred gain within “Other liabilities” on our Consolidated Balance Sheets. We recognized $0.2 million of gain during the fourth quarter of 2009 within “Other income” on our Consolidated Income Statements. Although the sale of our equity in CPC does not require pro forma disclosure within our financial statements, within Note 14 of the Notes to the Consolidated Financial Statements we have provided pro forma quarterly financial information for 2009 presenting the effect of CPC as a deconsolidated entity. The noncontrolling interest in CPC was $1.0 million on December 31, 2008. There was no remaining noncontrolling interest at December 31, 2009 due to the sale of our equity interest in CPC. We also previously owned a 51% interest in a second joint venture, iPayment ICE of Utah, LLC (“ICE”). However, during the third quarter of 2008, we acquired the remaining 49% of ICE for less than $0.1 million, which caused ICE to be wholly-owned.
     We accounted for our investments pursuant to the provisions of ASC 810 “Consolidation” (formerly known as SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities). Under this method, if a business enterprise has a controlling financial interest in or is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. As a result, we considered CPC a variable interest entity, and as the primary beneficiary during our time as an equity holder, we consolidated CPC.

During the quarter ended March 31, 2009 and the quarter ended September 30, 2009, CPC made distributions of profits to the Company and the majority shareholders of CPC. The distributions to the majority shareholders reduced our noncontrolling interest balance prior to the sale of our equity.
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under ASC 815, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments (all interest rate swaps) at December 31, 2009, was $12.5 million, and was included as other liabilities in our Consolidated Balance Sheets. The underlying terms of the interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive gain in our Consolidated Balance Sheets.

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
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, included in the Revenue Recognition Topic of ASC Topic 605, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from certain agent bank portfolios acquired from First Data Merchant Services Corporation (the “FDMS Agent Bank Portfolio”) are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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

Results of Operations
Years ended December 31, 2009 and 2008 (in thousands, except percentages)
     The following table sets forth our operating results for the periods indicated as a percentage of our revenues:

		% of		% of
		Total		Total	Change
	2009	Revenue	2008	Revenue	Amount	%
Statement of Operations Data:
Revenues	$717,928	100.0%	$794,825	100.0%	$(76,897)	-9.7%
Operating expenses:
Interchange	397,530	55.4%	450,570	56.7%	(53,040)	-11.8%
Other cost of services	229,071	31.9%	241,532	30.4%	(12,461)	-5.2%
Selling, general and administrative	19,530	2.7%	20,289	2.6%	(759)	-3.7%

Total operating expenses	646,131	90.0%	712,391	89.6%	(66,260)	-9.3%

Income from operations	71,797	10.0%	82,434	10.4%	(10,637)	-12.9%
Other expenses:
Interest expense, net	(46,488)	-6.5%	(56,289)	-7.1%	9,801	-17.4%
Other, net	(1,245)	-0.2%	(750)	-0.1%	(495)	66.0%

Total other expense, net	(47,733)	-6.6%	(57,039)	-7.2%	9,306	-16.3%

Income before income taxes	24,064	3.4%	25,395	3.2%	(1,331)	-5.2%
Income tax provision	8,736	1.2%	10,105	1.3%	(1,369)	-13.5%

Net income	15,328	2.1%	15,290	1.9%	38	0.2%
Less: Net income attributable to noncontrolling interests	(3,588)	-0.5%	(987)	-0.1%	(2,601)	263.5%

Net income attributable to iPayment, Inc.	$11,740	1.6%	$14,303	1.8%	$(2,563)	-17.9%

     Revenues. Revenues decreased 9.7% to $717.9 million in 2009 from $794.8 million in 2008. The decrease resulted from the challenging economic environment, as our merchant processing volume, which represents the total value of transactions processed by us, declined 12.2% to $23,526 million during 2009 from $26,783 million during 2008, reflecting lower consumer spending. Revenues decreased at a lower rate than charge volume due to increases in average fees charged to merchants.
     Interchange. Interchange expenses decreased 11.8% to $397.5 million in 2009 from $450.6 million in 2008. Interchange expenses as a percentage of total revenues decreased to 55.4% in 2009 as compared to 56.7% in 2008. Average interchange costs increased in relation to charge volume, but were offset by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services decreased 5.2% to $229.1 million in 2009 from $241.5 million in 2008. Other costs of services represented 31.9% of revenues in 2009 as compared to 30.4% of revenues in 2008. The percentage increase was primarily attributable to increased depreciation and amortization, partially offset by reductions in processing costs.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 3.7% to $19.5 million in 2009 from $20.3 million in 2008. Selling, general and administrative expenses as a percentage of revenues remained relatively consistent from 2008 to 2009.
     Other Expense. Other expense decreased $9.3 million to $47.7 million in 2009 from $57.0 million in 2008. Other expense in 2009 primarily consisted of $46.5 million of net interest expense. Interest expense in 2009 decreased $9.8 million from 2008, reflecting a lower average interest rate and lower funded debt.
     Income Tax. Income tax expenses decreased $1.4 million to $8.7 million in 2009 from $10.1 million in 2008. Income tax expenses as a percentage of income before taxes were 36.3% in 2009, compared to 39.8% in 2008. The decline in the rate occurred in part due to our adoption of ASC 810 (formerly known as SFAS No. 160), under which our income before income taxes includes 100% of earnings of our former consolidated joint venture, CPC, including earnings allocable to the noncontrolling interests in CPC, but the income tax expenses do not include any tax expenses on the noncontrolling interests’ share of earnings of CPC. CPC had greater pretax income during 2009 as compared to 2008, which caused our effective income tax rate to decrease. The effective tax rate in 2009 included an increase in the valuation allowances for net operating losses, which increased the effective tax rate. The effective tax rate in 2008 included an increase in the valuation allowance for certain state net operating losses and cancellation of debt income, both of which increased the effective tax rate.
     Noncontrolling Interests. Net income attributable to noncontrolling interests was $3.6 million in 2009 compared to $1.0 million in 2008. CPC was formed in February 2006 and turned profitable in the second half of 2007. In 2008, though CPC was profitable throughout the year, we absorbed all of CPC’s income to the extent that we had recognized cumulative losses in CPC that exceeded our previous investments. After our initial investment balance was restored, we began to recognize net income attributable to noncontrolling interests. There will be no future income attributable to previously existing noncontrolling interests, following the sale of our interest in CPC during the fourth quarter of 2009.

Years ended December 31, 2008 and 2007 (in thousands, except percentages)
     The following table sets forth our operating results for the periods indicated as a percentage of our revenues:

		% of		% of
		Total		Total	Change
	2008	Revenue	2007	Revenue	Amount	%
Statement of Operations Data:
Revenues	$794,825	100.0%	$759,109	100.0%	$35,716	4.7%
Operating expenses:
Interchange	450,570	56.7%	437,955	57.7%	12,615	2.9%
Other cost of services	241,532	30.4%	228,537	30.1%	12,995	5.7%
Selling, general and administrative	20,289	2.6%	21,144	2.8%	(855)	-4.0%

Total operating expenses	712,391	89.6%	687,636	90.6%	24,755	3.6%

Income from operations	82,434	10.4%	71,473	9.4%	10,961	15.3%
Other (expenses) income:
Interest expense, net	(56,289)	-7.1%	(60,216)	-7.9%	3,927	-6.5%
Other, net	(750)	-0.1%	179	0.0%	(929)	-519.0%

Total other expense, net	(57,039)	-7.2%	(60,037)	-7.9%	2,998	-5.0%

Income before income taxes	25,395	3.2%	11,436	1.5%	13,959	122.1%
Income tax provision	10,105	1.3%	6,005	0.8%	4,100	68.3%

Net income	15,290	1.9%	5,431	0.7%	9,859	181.5%
Less: Income attributable to noncontrolling interests	(987)	-0.1%	—	0.0%	(987)	-100.0%

Net income attributable to iPayment, Inc.	$14,303	1.8%	$5,431	0.7%	$8,872	163.4%

     Revenues. Revenues increased 4.7% to $794.8 million in 2008 from $759.1 million in 2007. Revenues increased primarily due to the acquisitions of businesses in December 2007 and April 2008. Acquired revenues accounted for all of the growth in revenues for the year ended December 31, 2008, as compared to the same period ended December 31, 2007.
     Interchange. Interchange expenses increased 2.9% to $450.6 million in 2008 from $438.0 million in 2007. The increase was primarily attributable to increased charge volumes from the acquisitions of businesses in December 2007 and April 2008. Interchange expenses as a percentage of total revenues decreased to 56.7% in 2008 from 57.7% in 2007. Average interchange costs increased in relation to charge volume, but were accompanied by greater corresponding increases in average fees charged to merchants.
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
     Income Tax. Income tax expenses increased $4.1 million to $10.1 million in 2008 from $6.0 million in 2007 due to an increase in taxable income. The increase was the result of increased income from operations, driven by an increase in revenues, and a decrease in interest expense. Income tax expenses as a percentage of income before taxes were 39.8% in 2008, compared to 52.5% in 2007. The effective tax rate in 2008 included an increase in the valuation allowance for deferred taxes associated with certain state net operating losses and cancellation of debt income, both of which increased the effective tax rate. The effective tax rate in 2007 included expenses incurred through the adoption of FIN 48 and an increase in the valuation allowance for certain state net operating losses, both of which increased the effective rate.
     Noncontrolling Interests. Net income attributable to noncontrolling interests during 2008 was $1.0 million as compared to no net income attributable to noncontrolling interests in 2007. These noncontrolling interests relate to our acquisition of a 20% interest in a joint venture, CPC, that was formed in February 2006 and turned profitable in the second half of 2007. During 2007, we absorbed any additional losses after losses in this entity exceeded the minority partners’ investments.

Liquidity and Capital Resources
     As of December 31, 2009, we had cash and cash equivalents of less than $0.1 million, compared to $3.6 million as of December 31, 2008. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had a net working capital deficit (current liabilities in excess of current assets) of $6.6 million at December 31, 2009, compared to a deficit of $10.2 million as of December 31, 2008. The working capital increase consisted primarily of a decrease in the current portion of long-term debt as a result of a $17.3 million debt principal payment required by the excess cash flow sweep covenant within our senior secured credit facility at the end of 2008. We paid the excess cash flow sweep covenant amount in February 2009. This increase in working capital was partially offset by a decrease in merchant advances of $4.5 million, a decrease in cash of $3.6 million, and an increase in accounts payable of $2.1 million.
     We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. See “Contractual Obligations” below for a description of future required uses of cash.
     We have significant outstanding long-term debt as of December 31, 2009. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in the following paragraphs. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes due and payable. We currently do not have available cash and similar liquid resources available to repay our debt obligations if they were to become due and payable. Our debt to EBITDA covenant was very close to the allowed maximum of 5.50 to 1.00 as of December 31, 2009 and is currently expected to remain close to the allowed maximums throughout 2010. We believe we will continue to meet our debt covenants in the foreseeable future and at least for the year ending December 31, 2010. The recessionary environments and rising unemployment in 2009 affected cardholder spending behavior. Industry charge volume and our charge volume weakened in 2009. During 2009, we also noted decreases in average transaction values and increases in the attrition of our various merchant portfolios. We expect these trends to moderate in 2010. There is a risk that these negative trends will continue, which would lead to deterioration in our operating performance and cash flow, and that our actual financial results during 2010 could be worse than currently expected. If such deterioration were to occur, there is a possibility we may experience noncompliance with our debt covenants. Any amendment to or waiver of our debt covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.
     Operating activities
     Net cash provided by operating activities was $62.7 million in 2009, consisting of net income of $15.3 million, adjusted for depreciation and amortization of $45.8 million, noncash interest expense of $2.6 million and net favorable changes in operating assets and liabilities of $1.0 million. The net unfavorable change in operating assets and liabilities was primarily caused by increases in deferred taxes and accounts receivable after the effects of the sale of our equity in CPC, offset by increases in accounts payable, income taxes payable and accrued liabilities.
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
     Investing activities
     Net cash used by investing activities was $27.6 million in 2009. Net cash used by investing activities primarily consisted of $24.6 million for the acquisition of merchant portfolios, $2.7 million paid for earnout payments associated with acquisitions from a prior period, $5.1 million of payments for contract modifications for prepaid residual expenses and $2.3 million of capital expenditures, offset by a $4.5 million reduction in investments in merchant advances and $4.3 million received as consideration in our disposition of our noncontrolling interest in CPC, less $1.5 million of cash disposed. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
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
     Financing activities
     Net cash used in financing activities was $38.7 million in 2009, primarily consisting of repayments on our senior secured credit facility of $47.0 million and $2.6 million of distributions made to the majority shareholders of our former joint venture, CPC, partially offset by $10.9 million of net borrowings under our revolving credit facility.
     Net cash used in financing activities was $10.2 million in 2008, consisting primarily of repayments on our senior secured credit facility of $6.9 million, $2.2 million of repayments on our revolving credit facility, and repurchases of our senior subordinated notes of $1.1 million.

     Net cash used in financing activities was $17.2 million in 2007, consisting primarily of repayments on our senior secured credit facility of $9.7 million and repurchases of our senior subordinated notes of $8.9 million, partially offset by $1.4 million of net borrowings under our revolving credit facility.
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%). Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 5.50 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 on December 31, 2011. The required debt-to-EBITDA covenant ratio at December 31, 2010 will be 4.75 to 1.00. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2009, there was no additional payment attributable to this covenant. At December 31, 2008, the payment attributable to this covenant was $12.2 million and was included in the current portion of long-term debt. Principal repayments on the term loans were due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During 2009, the Company paid its excess cash flow amount, prepaid all of the $1.3 million quarterly principal payments required by the senior secured credit facility through its expiration on March 31, 2013, and repaid an additional $12.9 million of debt principal. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At December 31, 2009, we had outstanding $447.6 million of term loans at a weighted average interest rate of 5.23% and $10.9 million of borrowings outstanding under the revolving credit facility at a weighted average interest rate of 3.20%.
     Under the senior secured credit facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under ASC 815 “Derivatives and Hedging” (see Note 2 of Notes to Consolidated Financial Statements).
     On May 10, 2006, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9.75% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.0.
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with ASC 860 “Transfers and Servicing,” formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected this transaction as a reduction in long-term debt within the Consolidated Balance Sheets as of December 31, 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases in compliance with that amendment. At December 31, 2009, we had $194.5 million of outstanding senior subordinated notes and $1.5 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $3.7 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $4.7 million as of December 31, 2009, which is materially consistent with amounts computed using an effective interest method. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $2.2 million for the years ended December 31, 2009, 2008, and 2007 and is included within interest expense on the Consolidated Income Statements.
     Contractual Obligations
     The following table of our material contractual obligations as of December 31, 2009, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future EBITDA results. In 2008, we had no earnout payments. We had $2.7 million in earnout payments in 2009. We currently estimate that the maximum we will pay in earnout payments will be an aggregate of less than $3.0 million in 2010 and 2011 combined.

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Credit Facility	$458,538	$—	$10,900	$447,638	$—
Senior Subordinate Notes	194,500	—	—	194,500	—
Interest (1)	132,018	43,332	59,050	29,636	—
Operating lease obligations	9,658	1,181	2,238	1,956	4,283
Purchase obligations (2)(3)(4)	7,361	4,330	3,031	—	—

Total contractual obligations	$802,075	$48,843	$75,219	$673,730	$4,283

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of December 31, 2009, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 7 to our Consolidated Financial Statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee through 2011 related to the FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio which fee will be at least $4.3 million in fiscal year 2010, and at least 70% of the amount of such fee paid to FDMS in 2010 in fiscal 2011. The minimum commitment for years after 2010, included in the table above, is based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2009, and are excluded from this table.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes a framework for the recognition and measurement of identifiable assets and goodwill acquired in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As applicable, the Company will continue to apply the requirements of SFAS No. 141(R) to business combinations completed after January 1, 2009. The guidance in SFAS No. 141(R) is included in the Business Combinations Topic of FASB ASC Topic 805.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s results of operations, financial position and cash flows. SFAS No. 161 is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For further detail on the Company’s derivative instruments and hedging activities, see Note 2 to the Consolidated Financial Statements. The guidance in SFAS No. 161 is included in the Derivatives and Hedging Topic of FASB ASC Topic 815.
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. SFAS 165 is effective for financial statements for periods ending after June 15, 2009. The guidance in SFAS No. 165 is included in the Subsequent Events Topic of FASB ASC Topic 855.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. The adoption of this standard did not have a material effect on our financial position or results of operations. The guidance in this ASU is included in the Investments and Fair Value Measurements and Disclosures Topics of FASB ASC Topic 820.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States because a majority of our indebtedness is at variable rates. As of December 31, 2009, $454.6 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $1.9 million.
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

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder of iPayment, Inc.
We have audited the accompanying consolidated balance sheets of iPayment, Inc. as of December 31, 2009 and 2008, and the related consolidated income statements, changes in stockholder’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 26, 2010

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2	$3,589
Accounts receivable, net of allowance for doubtful accounts of $857 and $998 at December 31, 2009 and December 31, 2008, respectively	25,077	25,693
Prepaid expenses and other current assets	1,463	2,286
Investment in merchant advances, net of allowance for doubtful accounts of $527 and $3,822 at December 31, 2009 and December 31, 2008, respectively	—	4,460
Deferred tax assets	2,353	3,442

Total current assets	28,895	39,470

Restricted cash	680	999
Property and equipment, net	4,673	4,714
Intangible assets and other, net of accumulated amortization of $138,789 and $95,286 at December 31, 2009 and December 31, 2008, respectively.	163,774	176,548
Goodwill	527,978	527,912
Deferred tax asset	8,219	4,991
Other assets, net	11,147	14,230

Total assets	$745,366	$768,864

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,132	$2,012
Income taxes payable	8,529	7,941
Accrued liabilities and other	22,835	22,366
Current portion of long-term debt	—	17,347

Total current liabilities	35,496	49,666

Long-term debt	651,519	669,979
Other liabilities	15,213	21,627

Total liabilities	702,228	741,272

Commitments and contingencies (Note 5)

Stockholder’s equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2009, and December 31, 2008	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $4,984 and $8,178 at December 31, 2009, and December 31, 2008, respectively.	(7,475)	(12,268)
Retained earnings	30,558	18,818

Total iPayment, Inc. stockholder’s equity	43,138	26,605

Noncontrolling Interest	—	987

Total equity	43,138	27,592

Total liabilities and stockholder’s equity	$745,366	$768,864

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Revenues	$717,928	$794,825	$759,109

Operating expenses:
Interchange	397,530	450,570	437,955
Other costs of services	229,071	241,532	228,537
Selling, general and administrative	19,530	20,289	21,144

Total operating expenses	646,131	712,391	687,636

Income from operations	71,797	82,434	71,473

Other expense:
Interest expense, net	46,488	56,289	60,216
Other expense (income), net	1,245	750	(179)

Income before income taxes	24,064	25,395	11,436

Income tax provision	8,736	10,105	6,005

Net income	15,328	15,290	5,431

Less: Net income attributable to noncontrolling interest	(3,588)	(987)	—

Net income attributable to iPayment, Inc.	$11,740	$14,303	$5,431

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY and COMPREHENSIVE INCOME
(In thousands, except share data)

	Stockholder’s Equity
			Accumulated
			Other	Retained	Non-
	Common Stock		Comprehensive	Earnings	controlling
	Shares		Loss	(Deficit)	Interest	Total

Balance at December 31, 2006	100	$20,055	$(2,275)	$(890)	$—	$16,890

Unrealized (loss) on fair value of derivatives, net of tax benefits of $3,386	—	—	(5,079)	—	—	(5,079)
Uncertain tax positions initial adoption effects	—	—	—	(26)	—	(26)
Net income	—	—	—	5,431	—	5,431

Balance at December 31, 2007	100	$20,055	$(7,354)	$4,515	$—	$17,216
Unrealized (loss) on fair value of derivatives, net of tax benefits of $3,276	—	—	(4,914)	—	—	(4,914)
Net income	—	—	—	14,303	987	15,290

Balance at December 31, 2008	100	$20,055	$(12,268)	$18,818	$987	$27,592

Unrealized gain on fair value of derivatives, net of tax expense of $3,195	—	—	4,793	—	—	4,793
Distributions to noncontrolling interest in equity of subsidiary	—	—	—	—	(2,640)	(2,640)
Net income	—	—	—	11,740	3,588	15,328
Sale of interest in equity of subsidiary	—	—	—	—	(1,935)	(1,935)

Balance at December 31, 2009	100	$20,055	$(7,475)	$30,558	$—	$43,138

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Cash flows from operating activities
Net income	$15,328	$15,290	$5,431
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,828	38,041	35,948
Noncash interest expense and other	2,584	2,433	2,203

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,001)	(967)	(1,792)
Prepaid expenses and other current assets	344	612	(162)
Other assets	(5,804)	(5,851)	(5,595)
Accounts payable and income taxes payable	3,139	(2,353)	5,865
Accrued liabilities and other	2,287	(766)	(487)

Net cash provided by operating activities	62,705	46,439	41,411

Cash flows from investing activities
Change in restricted cash	9	267	(230)
Expenditures for property and equipment	(2,304)	(2,374)	(1,110)
Investment in merchant advances	4,460	(4,344)	—
Proceeds from disposition of noncontrolling interest, net of cash disposed	2,772	—	—

Acquisitions of businesses and portfolios, net of cash acquired	(24,629)	(22,063)	(13,375)
Payments related to businesses previously acquired	(2,734)	—	(8,772)
Payments for prepaid residual expenses	(5,126)	(4,160)	(719)

Net cash used in investing activities	(27,552)	(32,674)	(24,206)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	10,900	(2,200)	1,350
Repayments of debt	(47,000)	(8,009)	(18,618)

Distributions to noncontrolling interest in equity of subsidiary	(2,640)	—	—

Net cash used in financing activities	(38,740)	(10,209)	(17,268)

Net (decrease) increase in cash and cash equivalents	(3,587)	3,556	(63)
Cash and cash equivalents, beginning of period	3,589	33	96

Cash and cash equivalents, end of period	$2	$3,589	$33

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$13,712	$13,917	$5,943
Cash paid during the period for interest	$44,218	$54,072	$57,616

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$—	$2,456	$—

Non-cash (decreases) increases in assets (liabilities):
Goodwill	$—	$(2,277)	$—
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
     We have significant outstanding long-term debt as of December 31, 2009. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in Note 7. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes due and payable. We currently do not have available cash and similar liquid resources available to repay our debt obligations if they were to become due and payable. While we believe we will continue to meet our debt covenants in the foreseeable future and at least for the year ending December 31, 2010, our debt to EBITDA covenant (described in Note 7) was very close to the allowed maximum of 5.50 to 1.00 as of December 31, 2009 and is currently expected to remain close to the allowed maximums throughout 2010. There is a risk that our actual financial results during 2010 could be worse than currently expected, and, accordingly, there is a possibility we may experience noncompliance with our debt covenants.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment,” the “Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the interest of the portion of the entities that we do not own as “Noncontrolling interest” on our Consolidated Balance Sheets. Certain prior year amounts have been reclassified to conform to the current year presentation due to the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), now found within FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.”
     In June 2009, the FASB established the ASC, as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC became effective for the Company on July 1, 2009, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The ASC does not change or alter existing GAAP and, therefore, the adoption of the ASC did not impact the Company’s Consolidated Financial Statements. Accordingly, the financial statements for the year ended December 31, 2009, and the financial statements for future interim and annual periods, will reflect the codification references.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of iPayment, Inc. and its wholly-owned subsidiaries iPayment of California, LLC 1st National Processing, Inc., E-Commerce Exchange, Inc., iPayment of Maine, Inc., Online Data Corporation, CardSync Processing, Inc., CardPayment Solutions, LLC, TS Acquisition Sub, LLC, PCS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc, NPMG Acquisition Sub, LLC, iFunds Cash Solutions, LLC, Cambridge Acquisition Sub, LLC, MSC Acquisition Sub, LLC, iScan Solutions, LLC, and iPayment Acquisition Sub, LLC. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between iPayment, Inc., including its subsidiaries, and its directors and officers are disclosed as related party transactions (Note 10).
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
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, included in the Revenue Recognition Topic of ASC Topic 605, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired as part of the First Data Merchant Services Corporation (“FDMS”) acquisition are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
     Other costs of services include costs directly attributable to processing and bank sponsorship costs, which amounted to $30.9 million, $38.1 million, and $40.1 million in the years ended December 31, 2009, 2008, and 2007, respectively. They also include related costs such as residual payments to sales groups, which are commissions we pay to our sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
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
Accounts Receivable, net
     Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, as required by GAAP, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2009 and 2008 was $0.9 million and $1.0 million, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.
Property and Equipment, net
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements are amortized over the useful life of the asset. Depreciation expense for property and equipment for the years ended December 31, 2009, 2008, and 2007 was $1.9 million, $1.6 million, and $1.2 million, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.
Intangible Assets, net
     Intangible assets primarily include merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (Note 3). We utilize an accelerated method of amortization over a fifteen-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors versus historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the attrition rates being used during the year ended December 31, 2008 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $2.4 million to better approximate the distribution of actual cash flows generated by the merchant processing portfolios. This trend continued during the first half of 2009, during which we recorded an increase to amortization expense of $2.1 million to better approximate the distribution of cash flows generated by the merchant processing portfolios.
     Estimated useful lives are determined for merchant processing portfolios based on the life of the expected cash flows from the underlying merchant accounts and for other intangible assets primarily over the remaining terms of the contracts. During the years ended December 31, 2009, 2008, and 2007, amortization expense related to intangible assets was $43.7 million, $36.3 million, and $34.5 million, respectively. As of December 31, 2009, estimated amortization expense for each of the five succeeding years is expected to be as follows (in thousands):

Year ended December 31,	Amount
2010	$37,223
2011	30,053
2012	23,545
2013	18,850
2014	13,277
Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2009. Actual amounts will increase if additional amortizable intangible assets are acquired.
Goodwill
     We follow ASC 350 “Intangibles — Goodwill and Other Topics” (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets), which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples of other publicly traded institutions in our industry, the current economic environment, and the choice of an appropriate discount rate.
     We completed our most recent annual goodwill impairment review as of July 31, 2009, and updated our review as of December 31, 2009, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill. All goodwill impairment testing is performed by an independent third party valuation firm in conjunction with the Company. We determined that no impairment charge to goodwill was required.
Impairment of Long-Lived Assets
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed as of December 31, 2009 for goodwill and intangible assets, we concluded that none of our long-lived assets were impaired.
Other Assets
     Other assets at December 31, 2009 and 2008, include approximately $0.1 million and $0.4 million, respectively, of notes receivable (an additional $0.7 million and $0.6 million are included in prepaid expenses and other current assets at December 31, 2009 and 2008, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6% to 13%, and are payable back to us through 2013. We secure the loans by the independent sales group’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the independent sales groups.
     Also included in other assets at December 31, 2009 and 2008, are approximately $8.7 million and $10.7 million of debt issuance costs (net of accumulated amortization of $8.1 million and $5.9 million, respectively), which are being amortized over the terms of the related debt agreements using the straight-line method which approximates the effective interest method. Other assets also include sales-type leases held for investment, which are stated at the present value of the future minimum lease payments and estimated residual values discounted at the rate implicit in the lease, net of allowances for losses. Sales-type leases held for investment included in other assets were approximately $0.1 million and $0.5 million at December 31, 2009 and 2008, respectively.
Reserve for Losses on Merchant Accounts
     We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses of $4.9 million, $4.2 million, and $3.6 million for the years ended December 31, 2009, 2008, and 2007, respectively, are included in other costs of services in the accompanying Consolidated Income Statements. At December 31, 2009 and 2008, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.5 million and $1.3 million, respectively.
     We also maintain a reserve for merchant advance losses. In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. We stopped offering new merchant advances to our customers in 2008. During the term of our existing advances, there is risk that an advance may be deemed uncollectible. We evaluate the risk of potential loss for each advance and record a loss reserve accordingly. As of December 31, 2009, our reserve for merchant advances was $0.5 million and is included in investment in merchant advances in our Consolidated Balance Sheets. Our receivable for merchant advances was fully reserved for at December 31, 2009.
Financial Instruments
     ASC 820 “Fair Value Measurement and Disclosures” (formerly known SFAS No. 157, “Fair Value Measurements”) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
     We believe the carrying amounts of financial instruments at December 31, 2009 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our senior subordinated notes, net of discount, is $193 million at December 31, 2009. We estimate the fair value to be approximately $162 million, considering executed trades occurring around December 31, 2009. The carrying value of the senior secured credit facility is $448 million at December 31, 2009. We estimate the fair value to be approximately $410 million, considering executed trades occurring around December 31, 2009.
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
     The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under ASC 815, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at December 31, 2009, was a liability of $12.5 million, and was included as other liabilities in our Consolidated Balance Sheets. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no material ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive loss in our Consolidated Balance Sheets.
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
Advertising Costs
     We recognize advertising costs as incurred. For the years ended December 31, 2009, 2008, and 2007, advertising costs were $148,000, $146,000, and $161,000, respectively, and were included in selling, general and administrative expenses.

Noncontrolling Interest
     We previously owned a 20% interest in a joint venture, Central Payment Co, LLC (“CPC”). However, during the fourth quarter of 2009, we sold our 20% interest in CPC for $4.3 million. The sale of our equity caused us to deconsolidate CPC and to recognize a deferred gain of $2.8 million that will be recognized as income over a three-year period. As of December 31, 2009, we had $0.9 million of short-term deferred gain within “Accrued liabilities and other” and $1.7 million of long-term deferred gain within “Other liabilities” on our Consolidated Balance Sheets. We recognized $0.2 million of gain during the fourth quarter of 2009 within “Other income” on our Consolidated Income Statements. Although the sale of our equity in CPC does not require pro forma disclosure within our financial statements, within Note 14 of the Notes to the Consolidated Financial Statements we have provided pro forma quarterly financial information presenting the effect of CPC as a deconsolidated entity. The noncontrolling interest in CPC was $1.0 million at December 31, 2008. There was no remaining noncontrolling interest at December 31, 2009 due to the sale of our equity interest in CPC.
     We also previously owned a 51% interest in a second joint venture, iPayment ICE of Utah, LLC (“ICE”). However, during the third quarter of 2008, we acquired the remaining 49% of ICE for less than $0.1 million, which caused ICE to be wholly-owned. We accounted for our investments pursuant to the provisions of ASC 810 “Consolidation” (formerly known as FAS Interpretation No. 46R, Consolidation of Variable Interest Entities). Under this method, if a business enterprise has a controlling financial interest in or is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. As a result, we considered CPC a variable interest entity, and as the primary beneficiary during our time as an equity holder, we consolidated CPC. During the quarter ended March 31, 2009 and the quarter ended September 30, 2009, CPC made distributions of profits to the Company and the majority shareholders of CPC. The distributions to the majority shareholders reduced our noncontrolling interest balance prior to the sale of our equity.
Common Stock
     The Company has 100 shares of common stock outstanding at December 31, 2009. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
New Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes a framework for the recognition and measurement of identifiable assets and goodwill acquired in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As applicable, the Company will continue to apply the requirements of SFAS No. 141(R) to business combinations completed after January 1, 2009. The guidance in SFAS No. 141(R) is included in the Business Combinations Topic of FASB ASC Topic 805.
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

     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. The adoption of this standard did not have a material effect on our financial position or results of operations. The guidance in this ASU is included in the Investments and Fair Value Measurements and Disclosures Topics of FASB ASC Topic 820.
3. Acquisitions
     The effective date of each of the acquisitions discussed in this Note is the date the acquisition was recognized in our financial statements, unless otherwise noted. For the years ended December 31, 2009, 2008, and 2007, amortization expense related to our merchant processing portfolios and other intangible assets was $43.7 million, $36.3 million, and $34.5 million, respectively.
Earnout Payments
     Certain purchase agreements for acquisitions made in prior periods contained earnout payments based on the subsequent performance of the business acquired. As the terms of these earnout provisions are met, we accrue the amount owed in our Consolidated Balance Sheets and record an increase to goodwill. We provided for $2.5 million in earnout payments in 2008. There were no earnout provisions provided for in 2009.
Other Acquisitions
     We made various purchases of residual cash flow streams and one business, Cambridge Payment Systems LLC (“Cambridge”), collectively totaling $14.1 million during 2007. Cambridge was acquired on December 28, 2007, and the results of operations were included in our Consolidated Income Statements beginning January 1, 2008. Consideration for this acquisition included cash at closing and a contingent payment based upon future performance over three years. The Cambridge acquisition was recorded under the purchase method. The purchase prices for the residual cash flow streams and merchant processing portfolios were primarily assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives. As a result of the Cambridge acquisition, we recorded approximately $4.6 million of intangible assets and $8.3 million of goodwill during fiscal 2007.
     On April 1, 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center (“MSC”), an independent sales group with a portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. MSC is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of MSC were included in our Consolidated Income Statements beginning April 1, 2008. As a result of the MSC acquisition, we recorded approximately $10.2 million of intangible assets and $11.5 million of goodwill during fiscal 2008.
     In November 2009, we entered into a Purchase and Sale Agreement with Central Payment Co., LLC (“CPC”), whereby we acquired a merchant portfolio consisting of approximately 8,000 merchants from CPC. The transaction was effective as of November 1, 2009. Consideration at closing was $23.8 million in cash. As a result of the portfolio purchase, we recorded $23.8 million of intangible assets.
4. Details of Balance Sheet Accounts

(in thousands)	2009	2008
Property and Equipment, net:
Machinery and equipment	$3,665	$2,567
Furniture and fixtures	1,336	1,066
Leasehold improvements	457	508
Computer software and equipment	4,454	4,202

	9,912	8,343
Less — accumulated depreciation and amortization	(5,239)	(3,629)

	$4,673	$4,714

Goodwill:
Beginning balance	$527,912	$518,639
Acquired during the period	—	11,486
Divested during the period	(212)	—
Adjustments to goodwill acquired in prior period	278	(2,213)

	$527,978	$527,912

5. Commitments and Contingencies
Leases
     We lease our office facilities for approximately $140,000 per month under operating leases. Our facilities include locations in Nashville, Tennessee, California locations in Westlake Village and Santa Barbara; Minden, Nevada; Phoenix, Arizona; Novi, Michigan; and Akron, Ohio. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2009 (in thousands):

Year ended December 31,	Amount
2010	$1,181
2011	1,165
2012	1,073
2013	1,018
2014	938
Thereafter	4,283

Total	$9,658

     Total rent expense for the years ended December 31, 2009, 2008, and 2007 was $2.3 million, $2.1 million, and $2.4 million, respectively.
Minimum Processing Commitments
     We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. As of December 31, 2009, such minimum fee commitments were as follows (in thousands):

Year ended December 31,	Amount
2010	$4,330
2011	3,031
2012	—
2013	—
2014	—
Thereafter	—

Total	$7,361

     In conjunction with our purchase of a merchant portfolio from First Data Merchant Services (“FDMS”) in 2004, we also entered into service agreements with FDMS (the “Service Agreements”), pursuant to which FDMS agreed to perform certain data processing and related services with respect to the acquired merchant contracts through 2011. In consideration for entering into the Service Agreements, we are required to pay FDMS a processing fee related to these accounts of at least 70% of the amount paid during the immediately preceding year. The minimum commitments for years after 2009 included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual fees paid in the preceding years.
     We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2009, and are excluded from this table.
Contingent Acquisition Price Obligations
     Certain of our acquisitions include purchase price escalations that are contingent upon future performance. For acquisitions prior to January 1, 2009 (the effective date of SFAS 141R), we accrue such obligations once all contingencies are met. As of December 31, 2008, $2.5 million related to contingent purchase price obligations was included in accrued liabilities and other in the accompanying Consolidated Balance Sheets. There were no contingent purchase price obligations accrued at December 31, 2009.
Reserves on Merchant Accounts
     Some of our merchants are required to maintain reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold these reserve cash deposits related to our merchant accounts as long as there is an exposure to loss resulting from a merchant’s processing activity. As of December 31, 2009, these reserve cash deposits totaled approximately $44.2 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve cash accounts, and accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.
     If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. After the chargeback occurs, we attempt to recover the chargeback either directly from the merchant or from the merchant’s reserve account. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. At December 31, 2009 and 2008, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.5 million and $1.3 million, respectively.
Legal
     We are subject to certain legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within other expense on our Consolidated Income Statements.
6. Investments
Investments in Merchant Advances
     In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. We stopped offering new merchant advances to our customers in 2008. Our merchant advances are reflected in “Investment in merchant advances” in the Consolidated Balance Sheets. Investments in merchant advances were $0, net of allowance for doubtful accounts of $0.5 million, at December 31, 2009 and $4.5 million, net of allowance for doubtful accounts of $3.8 million, at December 31, 2008. The allowance for doubtful accounts is further described in “Reserve for Losses on Merchant Accounts” within Note 2.
Payments for Prepaid Residual Expenses
     During the year ended December 31, 2009, we made payments totaling $5.1 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
7. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
Senior secured credit facility:
Term loans	$447,638	$494,638
Revolver	10,900	—
Senior subordinated notes, net of discount	192,981	192,633
Various equipment lease agreements	—	55

	651,519	687,326
Less: current portion of long-term debt	—	(17,324)
Less: current portion of lease agreements	—	(23)

	$651,519	$669,979

     The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%). Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 5.50 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of December 31, 2009. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2009, there was no payment attributable to this covenant. At December 31, 2008, this payment attributable to this covenant was $12.2 million and was included in the current portion of long-term debt. Principal repayments on the term loans were due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. In 2009, the Company prepaid all of the $1.3 million quarterly principal payments required by the senior secured credit facility through its expiration on March 31, 2013 and repaid an additional $12.9 million of debt principal. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At December 31, 2009, we had $447.6 million of outstanding term loans at a weighted average interest rate of 5.23% and $10.9 million of borrowings outstanding under the revolving credit facility at a weighted average interest rate of 3.20%.
     Under the senior secured credit facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualify for hedge accounting treatment under ASC 815 “Derivatives and Hedging” (see Note 2).
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
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9.75% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00. We were in compliance with all such covenants as of December 31, 2009.
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with ASC 860 “Transfers and Servicing,” formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected this transaction as a reduction in long-term debt within the Consolidated Balance Sheets as of December 31, 2008. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases in compliance with that amendment. At December 31, 2009, we had $194.5 million of outstanding senior subordinated notes and $1.5 million of remaining unamortized discount on the senior subordinated notes.

     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $3.7 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $4.7 million as of December 31, 2009, which is materially consistent with amounts computed using an effective interest method. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $2.2 million for the years ended December 31, 2009, 2008, and 2007 and is included within interest expense on the Consolidated Income Statements.

Year ended December 31,	Amount
2010	$—
2011	—
2012	—
2013	10,900
2014	642,138
Thereafter	—

Total	$653,038

     The maturities of long-term debt (before unamortized discount) are as follows (in thousands)

8. Income Taxes
     The provision for income taxes and liabilities for the years ended December 31, 2009, 2008 and 2007, was comprised of the following (in thousands):

	2009	2008	2007
Current:
Federal	$11,736	$13,743	$9,417
State	2,435	2,778	1,347

Total current	14,171	16,521	10,764
Deferred	(5,146)	(6,327)	(5,272)
Change in valuation allowance	81	523	223
Changes in uncertain tax positions	(370)	178	290

Total income tax provision	$8,736	$10,895	$6,005

     The differences between the federal statutory tax rate of 35% and effective tax rates are primarily due to state income tax provisions, deferred tax valuation allowance and permanent differences, as follows:

	2009	2008	2007
Statutory Rate	35%	35%	35%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	5%	4%	4%
Recognition of previously reserved deferred tax assets utilized in current year	0%	0%	-2%
Permanent differences	-4%	0%	11%
Increase to valuation allowance	0%	2%	2%
Other	0%	0%	3%

Total	36%	41%	53%

     Deferred income tax assets are included as a component of other assets in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008 and were comprised of the following (in thousands):

	2009	2008
Current deferred tax assets:
State taxes	$—	$—
Net operating loss	—	164
Reserves	1,971	2,585
Gain on sale of noncontrolling interest	367	—
Other	966	1,040
Valuation allowances	(116)	—

Total current deferred tax assets	3,188	3,789

Current deferred tax liabilities:
Prepaid expenses	(212)	(348)
Other	(623)	—

Total current deferred tax liabilities	(835)	(348)

Net current deferred tax asset	$2,353	$3,441

Long-term deferred tax assets:
Tax benefit of unrealized loss on fair value of derivatives	$4,976	$8,287
Net operating loss	1,898	1,552
Cancellation of debt income	704	1,342
Gain on sale of noncontrolling interest	889	—
Other	7,188	—
Valuation allowances	(711)	(746)

Total long-term deferred tax assets	14,944	10,435

Long-term deferred tax liabilities:
Intangible assets, net of depreciation and amortization	(6,725)	(4,906)
Other	—	(538)

Total long-term deferred tax liabilities	(6,725)	(5,444)

Net long-term deferred tax asset	$8,219	$4,991

     We account for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
     As of December 31, 2009, our liabilities for unrecognized tax benefits totaled $1.1 million, included in other long-term liabilities. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at December 31, 2009 was $0.1 million.
     The following presents a rollforward of our unrecognized tax benefits (in thousands):

Unrecognized
Tax Benefits
Balance at December 31, 2007	$688

Decrease in prior year tax positions	—
Increase for tax positions taken during the current period	452

Balance at December 31, 2008	$1,140

Decrease in prior year tax positions	(604)
Increase for tax positions taken during the current period	551

Balance at December 31, 2009	$1,087

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years through 2004.
     At December 31, 2009, we had state net operating loss carryforwards of approximately $29.7 million. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2009, we had $0.8 million of valuation allowances on deferred tax assets. The net deferred taxes recorded at December 31, 2009, represent amounts that are more likely than not to be utilized in the near term.
9. Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net income plus the net-of-tax impact of fair market value changes in our interest rate swap agreements. The accumulated elements of other comprehensive loss, net of tax, are included within stockholder’s equity on the Consolidated Balance Sheets. Other comprehensive income (loss) for years ended December 31, 2009, 2008 and 2007 was $4.8 million, ($4.9) million an ($5.1) million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $4.8 million. ($4.9) million, and ($5.1) million for the years ended December 31, 2009, 2008 and 2007, respectively. The related deferred tax expense (benefit) was $3.2 million, ($3.3) million and ($3.4) million for the years ended December 31, 2009, 2008 and 2007, respectively.
10. Related Party Transactions
     During 2008, our shareholders repurchased $14.2 million of our senior subordinated notes. These repurchases caused us to recognize cancellation of debt income for tax purposes for the year ended December 31, 2008, which resulted in an increase to both our tax expense and our deferred tax assets of $1.3 million. The deferred tax asset will be realized as an income tax benefit over the remaining life of the senior subordinated notes. At December 31, 2009, we have a receivable of $0.4 million due from our ultimate parent company, iPayment Investors, LP, included in our Consolidated Balance Sheets within accounts receivable.
11. Significant Concentration
     Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2009, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 3% of revenues during any periods presented. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
     We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo.
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
     We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the Plan, we may match contributions of up to 3% of a participant’s salary. Employer contributions for the years ended December 31, 2009, 2008, and 2007 were $179,000, $197,000, and $199,000, respectively.

14. Summarized Quarterly Financial Data
     The following unaudited schedule indicates our quarterly results of operations for 2009, 2008 and 2007 (in thousands, except charge volume). We have also included pro forma quarterly results from 2009 that remove the operating results of CPC resulting from the sale of our equity in CPC. Within the pro forma results for 2009, we have also included the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
2009
Revenue	$170,053	$190,745	$182,716	$174,414	$717,928
Interchange	96,910	103,575	101,975	95,070	397,530
Other cost of services	55,543	60,774	56,368	56,386	229,071
Selling, general, and administrative	4,817	4,940	4,928	4,845	19,530
Income from operations	12,783	21,456	19,445	18,113	71,797
Depreciation and amortization	11,956	12,160	10,781	10,931	45,828
Net income (loss) attributable to iPayment, Inc.	(210)	4,224	3,741	3,985	11,740
Charge Volume (in millions, unaudited)	5,737	6,091	6,030	5,668	23,526

2009 - PRO FORMA
Revenue, unaudited	$165,349	$185,082	$175,766	$171,765	$697,962
Interchange, unaudited	95,254	100,814	98,645	93,862	388,575
Other cost of services, unaudited	55,090	59,749	55,057	55,847	225,743
Selling, general, and administrative, unaudited	2,916	2,884	2,750	4,062	12,612
Income from operations, unaudited	12,089	21,635	19,314	17,994	71,032

Depreciation and amortization, unaudited	12,905	13,110	11,728	11,247	48,990

2008
Revenue	$185,455	$212,580	$203,654	$193,136	$794,825
Interchange	108,381	121,855	116,188	104,146	450,570
Other cost of services	55,773	62,055	61,449	62,255	241,532
Selling, general, and administrative	4,818	4,915	5,003	5,553	20,289
Income from operations	16,483	23,755	21,014	21,183	82,434
Depreciation and amortization	8,563	8,988	9,665	10,825	38,041

Net income attributable to iPayment, Inc.	1,331	5,772	3,729	3,471	14,303
Charge Volume (in millions, unaudited)	6,535	7,280	6,924	6,044	26,783

2007
Revenue	$177,740	$192,674	$193,599	$195,096	$759,109
Interchange	103,620	112,440	111,264	110,631	437,955
Other cost of services	54,284	57,743	57,105	59,405	228,537
Selling, general, and administrative	6,549	4,708	4,688	5,199	21,144
Income from operations	13,287	17,783	20,542	19,861	71,473
Depreciation and amortization	9,401	9,064	8,909	8,574	35,948
Net income (loss)	(1,715)	1,338	3,387	2,421	5,431
Charge Volume (in millions, unaudited)	6,368	6,915	6,829	6,685	26,797
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
16. Significant Developments
     On May 11, 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages of $50 million, against Gregory S. Daily, our Chairman and Chief Executive Officer. This lawsuit was brought against Mr. Daily individually and not in his capacity as the Chairman and Chief Executive Officer or Director of the Company. Neither the Company, nor any other shareholders, officers, employees or directors were a party to this action. The Company has no indemnification, reimbursement or any other contractual obligation to Mr. Daily in connection with this legal matter. In response to this verdict, Mr. Daily has filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. The Company is not a party to these bankruptcy proceedings. The plaintiff has filed a motion with the bankruptcy court in order to have a trustee appointed to administer the estate of Mr. Daily. The bankruptcy court has not yet ruled on the motion. The enforcement or settlement of any judgment against Mr. Daily, or the appointment of a trustee by the bankruptcy court, could lead to one or more of the change of control events that would constitute an event of default under our senior secured credit facility or a change of control under the indenture governing our senior subordinated notes. See risk factors “—In the event of a change of control, we may not be able to repurchase our senior subordinated notes as required by the indenture, which would result in a default under our indenture,” “—A change of control under our senior secured credit facility could cause a material adverse effect on our liquidity, financial condition or results of operations” and “—A change of control under the indenture governing our senior subordinated notes could cause a material adverse effect on our liquidity, financial condition or results of operations.” Mr. Daily is in the process of appealing this verdict.
     The Company has entered into a new lease through November 2019 for 31,665 square feet in Westlake Village, California that commenced in December 2009. The Calabasas operating center has moved from its location in Calabasas, California to the new location in Westlake Village, California. Annual commitments under this lease will approximate $0.8 million.
     In August 2009, the Company entered into an eighth amendment to the Service Agreement, dated as of July 1, 2002, as amended by amendments dated October 25, 2002, November 27, 2002, January 8, 2004, July 11, 2005 and September 29, 2006, with First Data Merchant Services Corporation (“FDMS”). The amendment sets forth a new schedule of fees charged by FDMS for processing services and extends the term of the Service Agreement to December 31, 2014. The Company also amended its Sponsorship Agreement with FDMS and Wells Fargo Bank, N.A. to be coterminous with the FDMS Service Agreement.
     In August 2009, the Company entered into a new service agreement with TSYS Acquiring Solutions for processing services through July 31, 2016.
17. Subsequent Events
     The Company has completed an evaluation of all subsequent events through the issuance of these consolidated financial statements. There were no subsequent events that required disclosure.

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
     During the twelve months ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
     None
PART III
ITEM 10. Directors and Executive Officers of the Registrant
     The following table provides information about our directors and executive officers as of December 31, 2009:

Name and Age	Principal Occupation, Business Experience and Directorships
Gregory S. Daily Chairman and CEO Age 50
Greg Daily has served as Chairman of the board of directors and Chief Executive Officer since February 2001. In 1984, Mr. Daily co-founded PMT Services, Inc., a credit card processing company, and served as President of PMT Services, Inc. Mr. Daily served as the Vice-Chairman of the board of directors of NOVA Corporation from September 1998 until May 2001. Mr. Daily has served as the Chief Manager and President of Caymas, LLC, a private investment company, since January 2001 and he has served as the Chief Executive Officer of Hardsworth, LLC, a private investment company, since May 1997.

Carl A. Grimstad Director and President Age 42
Carl Grimstad co-founded iPayment and has served as the Company’s President since inception. In 2003, Mr. Grimstad led iPayment in a successful IPO (NASDAQ: IPMT). Mr. Grimstad was instrumental in taking iPayment private in 2006. Mr. Grimstad has served since 1995 as the managing partner of GS Capital, LLC, a private investment company. Mr. Grimstad and his family are active supporters of various charities including the Nashville Zoo and the Sexual Assault Center. Mr. Grimstad currently serves as a trustee of the Cheekwood Botanical Gardens, as a board member of the Nashville Symphony and as a board member of the Oasis Center, a safe haven for children in trouble. Mr. Grimstad graduated with a B.A. in Economics from Boston University in 1989.

Name and Age	Principal Occupation, Business Experience and Directorships
Clay M. Whitson CFO and Treasurer Age 52
Clay Whitson has served as our Chief Financial Officer and Treasurer since October 2002. From November 1998 to September 2002, Mr. Whitson was Chief Financial Officer of The Corporate Executive Board Company, a provider of best practices research and quantitative analysis focusing on corporate strategy, operations and general management issues. From 1996 to October 1998, Mr. Whitson served as the Chief Financial Officer of PMT Services, Inc., a credit card processing company. Mr. Whitson graduated with a B.A. from Southern Methodist University and an M.B.A. from the University of Virginia, Colgate Darden School of Business.

Robert S. Torino COO and Executive Vice President Age 56
Robert Torino has served as our Executive Vice President since the Company’s founding in 2001. From January 2001 to September 2002, he served as our Chief Financial Officer. From October 1999 to April 2000, Mr. Torino served as Chief Executive Officer of M80 Technologies, Inc., a start-up software development company. Mr. Torino served as President and Chief Executive Officer of TRUE Software Inc., a software development company, from April 1995 until its acquisition by McCabe & Associates in October 1999.

Afshin M. Yazdian Executive Vice President, General Counsel and Secretary Age 37
Afshin Yazdian has served as our Executive Vice President and General Counsel since the Company’s founding. Mr. Yazdian previously served as General Counsel and Vice President of Mergers and Acquisitions for eConception, a technology venture fund. Prior, Mr. Yazdian practiced in the Corporate and Mergers & Acquisitions groups at the law firm of Waller Lansden Dortch & Davis, PLLC in Nashville, Tennessee. Mr. Yazdian is currently on the board of the Nashville Jewish Federation and is involved in a variety of other local and national charities. Mr. Yazdian graduated from Emory University with a BBA in business, and graduated with honors from the University of Miami School of Law.

In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages in the amount of $50 million, against Mr. Daily, our Chairman and Chief Executive Officer, in connection with litigation over Mr. Daily’s beneficial ownership in us. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee.
CODE OF BUSINESS CONDUCT AND ETHICS
     We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors, consultants and employees, including the Chief Executive Officer and the Chief Financial Officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. A copy of the Code of Ethics is incorporated by reference in this Form 10-K. We will disclose amendments to provisions of the Code of Ethics by posting such amendments on our website. In addition, any such amendments, as well as any waivers of the Code of Ethics for directors or executive officers will be disclosed in a report on Form 8-K.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than ten percent of the our common stock (“Section 16 Persons”) to file reports of ownership and changes in ownership in our common stock with the SEC. Based on our records and other information we believe that all Section 16(a) filing requirements for the Section 16 Persons have been complied with during or with respect to the fiscal year ended December 31, 2009. As a result of the Transaction, beginning May 11, 2006, the Company no longer has a class of equity securities registered with the SEC and therefore its directors, officers and 10% shareholders are no longer required to make Section 16 filings.
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
     Annual Bonuses. The board’s policy is to award annual bonuses in order to motivate and reward the Company’s executive officers, as individuals and as a team, and to attain our annual financial goals and operating objectives. Annual bonuses typically reflect competitive industry practice and certain performance metrics. Annual bonus awards for the executive officers in 2009 were made at the discretion of the board. There is currently no formal bonus plan in place for executive officers.
     Stock-based Compensation. Upon closing the Transaction on May 10, 2006, all outstanding options were exercised or cancelled and all stock-based compensation plans were terminated. We currently have no share-based compensation plans.
     Retirement Plan. Mr. Daily, Mr. Whitson and Mr. Yazdian participate in iPayment’s defined contribution plans. iPayment’s contributions to its defined contribution plans on behalf of the named executive officers are shown in the “All Other Compensation” column of the Summary Compensation Table below.
     Summary. The board believes that the combination of competitive base salaries and annual incentives paid in cash comprise a highly-effective and motivational executive compensation program, which works to attract and retain talented executives and strongly aligns the interests of senior management with those of the stockholders of the Company in seeking to optimize long-term performance. The board has reviewed the total compensation received by the executive officers during the year ended December 31, 2009, and has determined that those amounts were not excessive or unreasonable.
     The following table shows the cash and other compensation paid or earned and certain long-term awards made to our Chief Executive Officer, Chief Financial Officer, and each of our three most highly compensated executive officers (the “Named Executives”) for all services to us in all capacities for 2009, 2008 and 2007.
SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and				All Other
Principal Position	Year	Salary	Bonus	Compensation		Total
Gregory S. Daily	2009	$187,500	$1,000,000	$3,750	(1)	$1,191,250
Chairman and	2008	—	—	—		—
Chief Executive Officer	2007	—	—	—		—

Carl A. Grimstad	2009	$300,000	$1,000,000	$—		$1,300,000
Director and President	2008	300,000	—	—		300,000
	2007	300,000	—	—		300,000

Clay M. Whitson	2009	$296,000	$100,000	$11,880	(1)	$407,880
Chief Financial Officer	2008	296,000	100,000	8,880	(1)	404,880
and Treasurer	2007	296,000	—	2,220	(1)	298,220

Afshin M. Yazdian	2009	$185,000	$165,000	$10,050	(1)	$345,050
Executive Vice President,	2008	185,000	230,000	7,950	(1)	422,950
General Counsel and Secretary	2007	185,000	—	4,388	(1)	189,388

Robert S. Torino	2009	$296,000	$220,000	$59,820	(2)	$575,820
Chief Operating Officer	2008	230,000	200,000	—		430,000
and Executive Vice President	2007	230,000	—	—		230,000

(1)	Represents Company’s matching of 401(k) plan contributions made by executive officers.

(2)	Represents housing reimbursements made to Mr. Torino.
Compensation of Directors
     Following the closing of the Transaction in 2006, we did not pay our directors, Gregory S. Daily and Carl. A. Grimstad, any compensation for their service as directors. We continued this policy in 2007, 2008, and 2009.
Compensation Committee Interlocks and Insider Participation
As a private company, we do not have a compensation committee. Our board of directors, which is currently composed of Mr. Daily and Mr. Grimstad, in consultation with the other executive officers, establishes policies and makes decisions regarding compensation of directors and executive officers.
Compensation Committee Report
Our board of directors has reviewed and discussed with our management the Compensation Discussion and Analysis set forth above.

Based on the review and discussion, our board of directors has recommended that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2009.
By the board of directors:
Gregory S. Daily
Carl A. Grimstad
EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS
Gregory S. Daily
     In February 2001, we entered into an employment agreement with Gregory S. Daily, our Chairman of the Board and Chief Executive Officer. The employment agreement was originally for one year, with successive one-year terms unless either party provides written notice to the other party ninety days prior to the expiration of the term. In connection with the execution of his employment agreement with us, Mr. Daily purchased 156,161 shares of our common stock in April 2001 at a price of $0.02 per share. Pursuant to the terms of his employment agreement, Mr. Daily was initially entitled to an annual salary of $12,000, plus a bonus, as determined by the board of directors in its sole discretion, based on Mr. Daily’s performance, our business and financial condition and the operating results achieved. Commencing in 2004, our compensation committee approved an increase in Mr. Daily’s base salary to $300,000. From July 1, 2006 through May 15, 2009, he elected to draw no annual salary. Beginning May 16, 2010, Mr. Daily resumed drawing his annual salary of $300,000. In addition, Mr. Daily is entitled to receive those employee benefits generally provided to our executive employees.
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
Carl A. Grimstad
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
Clay M. Whitson
     In June 2002, we entered into an employment agreement with Clay M. Whitson, our Chief Financial Officer and Treasurer. The employment agreement was originally for one year with successive one-month terms beginning each month after September 3, 2003. Under the agreement, Mr. Whitson is entitled to an annual base salary (currently $296,000), to be reviewed annually by the board of directors , plus a bonus of (a) up to 50% of his base salary for achieving performance criteria established by the board of directors or (b) a pro rata portion of such bonus which is greater or less than the amount in clause (a) based on Mr. Whitson’s performance, our business and financial condition and the operating results achieved. If a change of control (as defined therein) occurs and Mr. Whitson’s employment agreement is not terminated, Mr. Whitson’s bonus must be at least the highest bonus determined by the board of directors (whether or not paid to him prior to the change of control) during any of the three fiscal years preceding such change of control. Mr. Whitson will also receive those employee benefits generally provided to our executive employees.
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     On May 10, 2006, Holdings acquired all of our issued and outstanding common stock. Holdings is a wholly-owned subsidiary of iPayment Investors. The general partner of iPayment Investors is iPayment GP, LLC (“GP”). Under the limited partnership agreement of iPayment Investors, GP is granted full authority to act on behalf of iPayment Investors and the limited partners of iPayment Investors may not participate in management of iPayment Investors or vote for the election, removal or replacement of GP. The board of directors of GP is comprised of Gregory S. Daily and Carl A. Grimstad and any action by the board requires the vote of both directors. As a result, Messrs. Daily and Grimstad may be deemed to share beneficial ownership of all of our outstanding shares. Messrs. Daily and Grimstad disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests therein. Mr. Daily’s indirect percentage interest in us is 65.8% (including shares held in trust for the benefit of certain family members of Mr. Daily) and Mr. Grimstad’s indirect percentage interest in us is 34.2% (including shares held by certain members of Mr. Grimstad’s immediate family). None of our other executive officers beneficially own any of our shares.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
     In the ordinary course of business, the Company and its subsidiaries from time to time engage in transactions with other corporations or financial institutions whose officers or directors are also directors or officers of the Company or a subsidiary. Transactions with such corporations and financial institutions are conducted on an arm’s-length basis and may not come to the attention of the directors or officers of the Company or of the other corporations or financial institutions involved. The board of directors of the Company does not consider that any such transactions would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and the board of directors of the Company is not currently aware of any related party transactions other than those set forth below.
     During 2008, our shareholders repurchased $14.2 million of our senior subordinated notes. These repurchases caused us to recognize cancellation of debt income for tax purposes for the year ended December 31, 2008, which resulted in an increase to both our tax expense and our deferred tax assets of $1.3 million. The deferred tax asset will be realized as an income tax benefit over the remaining life of the senior subordinated notes. During 2009, we made adjustments that decreased the cancellation of debt income, which reduced income tax expense and deferred taxes by $0.6 million.
     At December 31, 2009, we have a receivable of $0.4 million due from our ultimate parent company, iPayment Investors, LP, included in our Consolidated Balance Sheets within accounts receivable.
     The Company does not have securities listed on a national securities exchange or inter-dealer quotation system with requirements that a majority of the board of directors be “independent.” Accordingly, the Company is not subject to rules requiring certain of its directors to be independent. The board of directors has determined that Messrs. Daily and Grimstad were not independent under the listing standards of the Nasdaq Stock Market. However, if we were a listed company, we believe we would be eligible for the controlled company exception set forth in Nasdaq Listing Rule 5615(c) (if that were the exchange on which we were listed) from the rule that would ordinarily require that a majority of a listed issuer’s board of directors be independent and from certain other rules.
ITEM 14. Principal Accountant Fees and Services
     We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures. The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2009 and 2008, by Ernst & Young LLP:

	2009		2008
Audit Fees	$430,000	(a)	$415,000	(b)
Audit Related Fees	—		—
Tax Fees	176,000		146,000
All Other Fees	—		—

	$606,000		$561,000

(a)	Comprised of fees for the fiscal 2009 financial statement audit and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(b)	Comprised of fees for the fiscal 2008 financial statement audit and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
     The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated March 26, 2010, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 38, above. “Schedule II — Valuation and Qualifying Accounts” is included below. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts
iPayment, Inc.

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
	Period	Expenses	Accounts	Deductions		Period
Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$275,000	$638,000	$—	$145,000	(1)	$768,000
Valuation allowance on deferred tax asset	—	—	223,000	—		223,000
Reserve for merchant losses	1,208,000	3,600,000	—	3,788,000	(2)	1,020,000

Total	$1,483,000	$4,238,000	$223,000	$3,933,000		$2,011,000

Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$768,000	$304,000	$—	$74,000	(1)	$998,000
Valuation allowance on deferred tax asset	223,000	—	523,000	—		746,000
Reserve for merchant advance losses	—	4,283,000	—	461,000	(3)	3,822,000
Reserve for merchant losses	1,020,000	4,200,000	—	3,901,000	(2)	1,319,000

Total	$2,011,000	$8,787,000	$523,000	$4,436,000		$6,885,000

Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$998,000	$704,000	$—	$845,000	(1)	$857,000
Valuation allowance on deferred tax asset	746,000	—	73,000	—		819,000
Reserve for merchant advance losses	3,822,000	206,000	—	3,501,000	(3)	527,000
Reserve for merchant losses	1,319,000	4,900,000	—	4,695,000	(2)	1,524,000

Total	$6,885,000	$5,810,000	$73,000	$9,041,000		$3,727,000

(1)	Write-off of previously reserved accounts receivables.

(2)	Write-off of previously reserved merchant losses.

(3)	Write-off of previously reserved merchant advances.
     2. Exhibits
     Reference is made to the Exhibit Index beginning on page 61 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT INC.
By:	/s/ Gregory S. Daily
	Name:	Gregory S. Daily
	Title:	Chairman and Chief Executive Officer March 26, 2010

March 26, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2010.

Signature	Title
/s/ Gregory S. Daily	Director
Gregory S. Daily

/s/ Carl M. Grimstad	Director
Carl M. Grimstad

EXHIBIT INDEX
2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc., (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K for the period December 28, 2005).

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K for the period December 28, 2005).

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K for the period December 28, 2005).

3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

3.2	Bylaws of Merger Co., as adopted by iPayment, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.1	Indenture, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.2	Purchase Agreement, dated as of May 3, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.3	Registration Rights Agreement, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

4.4	Form of Note (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

10.1	Credit Agreement, dated May 10, 2006, among iPayment, Inc., as Borrower, iPayment Holdings, Inc., the Subsidiary Guarantors named therein, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

10.2	Security Agreement, dated May 10, 2006, among iPayment, Inc., iPayment Holdings, Inc., the Subsidiary Guarantors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 filed with the Commission on July 21, 2006).

10.3	Pledge Agreement, dated May 10, 2006, among the Pledgors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.3 of the Registration’s Form S-4 filed with the Commission on July 21, 2006).

10.4	Service Agreement, dated July 1, 2002, between First Data Merchant Services Corporation and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on March 4, 2003).

10.5	First Amendment to Service Agreement, dated October 25, 2002, between First Data Merchant Services Corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.8	Employment Agreement, effective September 3, 2002, between Clay M. Whitson and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the Commission on December 6, 2002).

10.9	Asset Purchase Agreement, dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.10	Services Agreement, dated December 27, 2004, between iPayment, Inc. and First Data Merchant Services Corporation (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant, filed herewith.

31.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Clay M. Whitson, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.