Form 10-Q
period 2010-03-31
IPAYMENT INC
filed 2010-05-12
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Title of each class	Shares Outstanding at May 12, 2010
(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Accounts receivable, net of allowance for doubtful accounts of $917 and $857 at March 31, 2010 and December 31, 2009, respectively.	22,847	25,077
Prepaid expenses and other current assets	1,252	1,463
Deferred tax assets	2,352	2,353

Total current assets	26,452	28,895

Restricted cash	672	680
Property and equipment, net	4,764	4,673
Intangible assets and other, net of accumulated amortization of $148,772 and $138,789 at March 31, 2010 and December 31, 2009, respectively.	156,862	163,774
Goodwill	527,978	527,978
Deferred tax asset	7,291	8,219
Other assets, net	11,869	11,147

Total assets	$735,888	$745,366

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,658	$4,132
Income taxes payable	6,312	8,529
Accrued liabilities and other	23,350	22,835

Total current liabilities	32,320	35,496

Long-term debt	644,122	651,519
Other liabilities	12,512	15,213

Total liabilities	688,954	702,228

Commitments and contingencies (Note 8)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2010, and December 31, 2009	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $3,933 and $4,984 at	(5,899)	(7,475)
March 31, 2010, and December 31, 2009, respectively.
Retained earnings	32,778	30,558

Total equity	46,934	43,138

Total liabilities and equity	$735,888	$745,366

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$159,540	$170,053

Operating expenses:
Interchange	90,997	96,910
Other costs of services	50,826	55,543
Selling, general and administrative	2,857	4,817

Total operating expenses	144,680	157,270

Income from operations	14,860	12,783

Other expense:
Interest expense, net	11,371	11,656
Other (income) expense, net	(229)	19

Income before income taxes and earnings attributable to noncontrolling interests	3,718	1,108

Income tax provision (benefit)	1,498	(116)

Net income	2,220	1,224

Less: Net income attributable to noncontrolling interests	—	(1,434)

Net income (loss) attributable to iPayment, Inc. stockholders	$2,220	$(210)

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,220	$1,224
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,626	11,956
Noncash interest expense	646	646

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,230	3,700
Prepaid expenses and other current assets	211	458
Other assets	(1,532)	(463)
Accounts payable and income taxes payable	(3,691)	(9,060)
Accrued liabilities and other	441	1,591

Net cash provided by operating activities	11,151	10,052

Cash flows from investing activities
Change in restricted cash	8	8
Expenditures for property and equipment	(633)	(382)
Investment in merchant advances, net	—	2,498
Payments related to businesses previously acquired	—	(2,456)
Payments for prepaid residual expenses	(3,043)	(474)

Net cash used in investing activities	(3,668)	(806)

Cash flows from financing activities
Net (repayments) borrowings on line of credit	(7,484)	8,600
Repayments of debt	—	(20,000)

Distributions to noncontrolling interest in equity of consolidated subsidiary	—	(1,200)

Net cash used in financing activities	(7,484)	(12,600)

Net decrease in cash and cash equivalents	(1)	(3,354)
Cash and cash equivalents, beginning of period	2	3,589

Cash and cash equivalents, end of period	$1	$235

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3,682	$9,442
Cash paid during the period for interest	$6,110	$6,444

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses with a corresponding increase in goodwill	$—	$412
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
     We have significant outstanding long-term debt as of March 31, 2010. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in Note 4. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes immediately due and payable. We currently do not have available cash and similar liquid resources available to repay our debt obligations if they were to become immediately due and payable. While we believe we will continue to meet our debt covenants in the foreseeable future and at least for the year ending December 31, 2010, our debt to EBITDA ratio (described in Note 4) was close to the allowed maximum of 5.50 to 1.00 as of March 31, 2010 and is currently expected to remain close to the allowed maximums throughout 2010. There is a risk that our actual financial results during 2010 could be worse than currently expected, and, accordingly, there is a possibility we could become noncompliant with our debt covenants.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment,” the “Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Noncontrolling interest” on our Consolidated Balance Sheets. Our interest in Central Payment Co., LLC (“CPC”) was sold in the fourth quarter of 2009. Accordingly, we have no noncontrolling interest at March 31, 2010.
     In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”), as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC became effective for the Company on July 1, 2009, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The ASC does not change or alter existing GAAP and, therefore, the adoption of the ASC did not impact the Company’s Consolidated Financial Statements. Accordingly, the financial statements for the year ended December 31, 2009, and the financial statements for periods after December 31, 2009, will reflect the codification references.
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
     We believe the carrying amounts of financial instruments at March 31, 2010, including cash, restricted cash and accounts receivable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our senior subordinated notes, net of discount, is $193.1 million at March 31, 2010. We estimate the fair value to be approximately $176.8 million, considering executed trades occurring around March 31, 2010. The carrying value of the senior secured credit facility is $447.6 million at March 31, 2010. We estimate the fair value to be approximately $420.8 million, considering executed trades occurring around March 31, 2010. The fair value of the Company’s senior subordinated notes and senior secured credit facility are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. The Company is contractually obligated to repay its borrowings in full and the Company does not believe the creditors under its borrowing arrangements are willing to settle these instruments with the Company at their estimated fair values indicated herein.
Derivative Financial Instruments
     We use certain variable rate debt instruments to finance our operations. These debt obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Management believes it is prudent to limit the variability of our interest payments.
     To meet this objective and to meet certain requirements of our credit agreements, we enter into certain derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist solely of interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby effectively creating fixed-rate debt. We do not enter into derivative instruments solely for cash flow hedging purposes, and we do not speculate using derivative instruments.
     The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging”

(formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under ASC 815, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at March 31, 2010 was a liability of $9.8 million, and was included as other liabilities in our Consolidated Balance Sheets. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no material ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2009 to March 31, 2010 was $2.6 million, and is reported net of tax expense of $1.1 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.
Amortization of Intangible Assets
     Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, the actual costs of revenues differ from the expected costs of revenues, we will adjust amortization expense accordingly. Historically, we have experienced an average monthly volume attrition of approximately 1.0% to 3.0% of our total charge volume.
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years. For the three months ended March 31, 2010, amortization expense related to our merchant processing portfolios and other intangible assets was $10.1 million. For the three months ended March 31, 2009, amortization expense related to our merchant processing portfolios and other intangible assets was $11.4 million.
          In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the attrition rates being used for the three months ended March 31, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $1.6 million to better approximate the distribution of actual cash flows generated by the merchant processing portfolios. There was no unfavorable trend of the current attrition rates identified for the three months ended March 31, 2010. Consequently, there was no related increase to amortization expense for the three month ended March 31, 2010.
Common Stock
     As a result of the Transaction (discussed above), the Company has 100 shares of common stock outstanding at March 31, 2010. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Acquisitions
     In November 2009, we entered into a Purchase and Sale Agreement with CPC, whereby we acquired a merchant portfolio consisting of approximately 8,000 merchants from CPC. The transaction was effective as of November 1, 2009. Consideration at closing was $23.8 million in cash. As a result of the portfolio purchase, we recorded $23.8 million of intangible assets.
     There were no acquisitions of businesses during 2010 or 2009 that were significant enough to require pro forma disclosure. Although the sale of our equity in CPC did not require pro forma disclosure within our financial statements, the Company did provide supplemental financial information within Note 14 of the Notes to the Consolidated Financial Statements in our Form 10-K filed with the SEC on March 26, 2010. We provided pro forma quarterly financial information for 2009 presenting the sale of our equity in CPC as if the sale had occurred on January 1, 2009. Within the pro forma results for 2009, we also accounted for the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.

(3) Investments
Payments for Prepaid Residual Expenses
     During the three months ended March 31, 2010, we made payments totaling $3.0 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
(4) Long-Term Debt
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by all of the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%) depending on our credit rating from Moody’s. Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 5.50 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of March 31, 2010. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the quarter ended March 31, 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments required by the senior secured credit facility through the second quarter of 2010. Throughout the remainder of 2009, the Company prepaid the remainder of its quarterly principal payments required by the senior secured credit facility through its expiration on March 31, 2013 and repaid an additional $12.9 million of debt principal. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At March 31, 2010, we had outstanding $447.6 million of term loans at a weighted average interest rate of 5.23% and $3.4 million outstanding under the revolving credit facility at a weighted average interest rate of 4.5%.
     Under the senior secured credit facility we were required to hedge at least 50% of the outstanding balance through May 10, 2008. Accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expire on December 31, 2010. The swap agreements effectively convert an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the current applicable margin of 2.00%) over the entire term of the swaps. The swap instruments qualify for hedge accounting treatment under ASC 815 “Derivatives and Hedging” (see Note 1).
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

     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9.75% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have completed note repurchases under that amendment. At March 31, 2010, we had outstanding $194.5 million of senior subordinated notes and $1.4 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $3.5 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $4.5 million as of March 31, 2010. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended March 31, 2010 and 2009. Accrued interest related to our debt was $7.4 million and $2.7 million at March 31, 2010 and December 31, 2009, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
(5) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 3% or more of revenues. Substantially all revenues are generated in the United States.
(6) Income Taxes
     We account for income taxes in accordance with ASC 740, “Income Taxes” (formerly known as SFAS No. 109, Accounting for Income Taxes). ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.
     Our effective income tax rate was 40.3% for the quarter ended March 31, 2010 compared to (10.5)% for the quarter ended March 31, 2009. Our income before income taxes in 2009 included 100% of earnings of our former joint venture, CPC, but our income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC. Consequently, our effective tax rate increased as a result of our sale of our interest in CPC in the fourth quarter of 2009.
     During the first three months of 2010 and 2009, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2010, our liabilities for unrecognized tax benefits totaled $1.2 million and are included in other long-term liabilities in our Consolidated Balance Sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at March 31, 2010 was less than $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to and through 2004.
     At March 31, 2010, we had approximately $2.7 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $29.7 million as of March 31, 2010.
(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss), which consists of the net-of-tax impact of fair market value changes in our interest rate swap agreements. Other comprehensive loss for the three months ended March 31, 2010 and 2009 was $1.6 million and $1.1 million, respectively. The accumulated elements of other comprehensive loss, net of tax, are included within stockholders’ equity on the Consolidated Balance Sheets. Changes in fair value, net of tax, on our swap agreements amounted to $1.6 million and $1.1 million during the three months ended March 31, 2010 and 2009, respectively. The tax expense was $1.1 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.

(8) Commitments and Contingencies
Legal
     We are subject to certain legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within other expense on our Consolidated Statements of Operations.
(9) Recent Accounting Pronouncements
     The Company did not adopt any new accounting pronouncements during the first quarter of 2010. Please refer to our Annual Report for the year ended December 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on March 26, 2010, for all recent accounting pronouncements adopted.
(10) Related Party Transactions
     At March 31, 2010, we have a receivable of $0.8 million due from our parent company, iPayment Investors, LP, included in our Consolidated Balance Sheets within Accounts receivable.
(11) Significant Developments
     In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages in the amount of $50 million, against Mr. Daily in connection with litigation over Mr. Daily’s beneficial ownership in us. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. On April 8, 2010, the bankruptcy court ordered the appointment of a trustee to administer the estate of Mr. Daily.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 26, 2010. These factors could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of March 31, 2010, we provided our services to approximately 135,000 small merchants located across the United States. Our payment processing services enable our merchants to accept credit cards as well as other forms of card-based payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through independent sales groups, which gives us a non-employee, external sales force. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data Merchant Services Corporation (“FDMS”) and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, in our main operating center in Westlake Village, California.
     Our strategy has been to increase profits by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry. Charge volume decreased to $5,540 million for the three months ended March 31, 2010 from $5,737 million for the three months ended March 31, 2009. Revenues decreased to $159.5 million in the first three months of 2010 from $170.0 million in the same period of the prior year. The decrease in revenues was largely due to the deconsolidation of CPC after the sale of our equity in the fourth quarter of 2009. Revenues for the three months ended March 31, 2009 were $165.3 million when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. The remaining decrease in revenues was due to continued weakness sustained from the 2009 recession. Income from operations increased to $14.9 million for the three months ended March 31, 2010, from $12.8 million for the three months ended March 31, 2009. Income from operations would have been $12.1 million for the three months ended March 31, 2009 if the operating results of CPC were removed and the financial impact of the merchant portfolio acquisition was included as if the acquisition had occurred on January 1, 2009. Income from operations increased due to reductions in processing costs and lower depreciation and amortization expenses when the consolidated results of CPC are removed and we include the merchant portfolio acquisition as if the acquisition had occurred on January 1, 2009.
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
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of March 31, 2010, and determined no impairment charge was required.
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
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Statements of Operations and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during first three months of 2009, during which we recorded an increase to amortization expense of $1.6 million to better approximate the distribution of cash flows generated by the merchant processing portfolios.
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
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, now included in the Revenue Recognition Topic of ASC Topic 605. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain agent bank portfolios acquired from FDMS (the “FDMS Agent Bank Portfolio”) are reported net of interchange, as required by EITF 99-19, where we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At March 31, 2010 and December 31, 2009, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.4 million. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses but also the incurred but not yet reported losses at March 31, 2010 and December 31, 2009.
     Noncontrolling Interest. We previously owned a 20% interest in a joint venture, Central Payment Co, LLC (“CPC”). However, during the fourth quarter of 2009, we sold our 20% interest in CPC for $4.3 million. The sale of our equity caused us to deconsolidate CPC and to recognize a deferred gain of $2.8 million that will be recognized as income over a three-year period. As of March 31, 2010, we had $0.9 million of short-term deferred gain within Accrued liabilities and other and $1.5 million of long-term deferred gain within Other liabilities on our Consolidated Balance Sheets. We recognized $0.2 million of gain during the first quarter of 2010 within Other income on our Consolidated Statements of Operations.
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

Results of Operations
Three Months Ended March 31, 2010 (“2010”) Compared to Three Months Ended March 31, 2009(“2009”)

	Three months ended		Three months ended		Change
	March 31, 2010	% of Total Revenue	March 31, 2009	% of Total Revenue	Amount	%
Revenues	$159,540	100.0%	$170,053	100.0%	$(10,513)	(6.2)
Operating Expenses
Interchange	90,997	57.0	96,910	57.0	(5,913)	(6.1)
Other costs of services	50,826	31.9	55,543	32.7	(4,717)	(8.5)
Selling, general and administrative	2,857	1.8	4,817	2.8	(1,960)	(40.7)

Total operating expenses	144,680	90.7	157,270	92.5	(12,590)	(8.0)

Income from operations	14,860	9.3	12,783	7.5	2,077	16.2
Other expense
Interest expense, net	11,371	7.1	11,656	6.9	(285)	(2.4)
Other (income) expense, net	(229)	(0.1)	19	0.0	(248)	(1,305.3)

Total other expense	11,142	7.0	11,675	6.9	(533)	(4.6)

Income before income taxes and earnings attributable to noncontrolling interests	3,718	2.3	1,108	0.7	2,610	235.6
Income tax provision (benefit)	1,498	0.9	(116)	(0.1)	1,614	1.0

Net Income	2,220	1.4	1,224	0.7	996	81.4

Less: Net income attributable to noncontrolling interests	—	—	(1,434)	(0.8)	1,434	(100.00)

Net income (loss) income attributable to iPayment, Inc.	$2,220	1.4	$(210)	(0.1)	$2,430	(1,157.1)

     Revenues. Revenues decreased 6.2% to $159.5 million during the first quarter of 2010 from $170.1 million during the same period in 2009. The decrease in revenues was largely due to the deconsolidation of CPC after the sale of our equity in the fourth quarter of 2009. Revenues for the three months ended March 31, 2009 were $165.3 million when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. The remaining decrease in revenues was due to continued weakness in charge volume sustained from the 2009 recession.
     Interchange Expenses. Interchange expenses decreased 6.1% to $91.0 million during the first quarter of 2010 from $96.9 million during the same period in 2009. Interchange expenses as a percentage of total revenues remained consistent from the first quarter of 2009 to the same period in 2008. Interchange expenses decreased due to decreased charge volume and due to the deconsolidation of CPC after the sale of our equity in the fourth quarter of 2009. Interchange expenses for the three months ended March 31, 2009 were $95.3 million when the interchange expenses related to CPC are removed and we include the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.
     Other Costs of Services. Other costs of services decreased 8.5% to $50.8 million during the first quarter of 2010 from $55.5 million during the same period in 2009. Other costs of services represented 31.9% of revenues during the first quarter of 2010 as compared to 32.7% of revenues during the same period in 2009. The percentage decrease was primarily attributable to reductions in processing costs and depreciation and amortization, partially offset by increased fees paid to card associations. Other costs of services also decreased due to the deconsolidation of CPC after the sale of our equity in the fourth quarter of 2009.
     Selling, General and Administrative. Selling, general and administrative expenses decreased to $2.9 million during the first quarter of 2010 as compared to $4.8 million during the same period in 2009. The decrease was due to reduced direct selling expenses resulting from the disposition of our interest in CPC during the fourth quarter of 2009. Selling, general and administrative expenses for the three months ended March 31, 2009 were $2.9 million when the selling, general and administrative expenses related to CPC are removed.
     Other Expense. Other expense decreased to $11.1 million during the first quarter of 2010 from $11.7 million during the same period in 2009. Interest expense during the first quarter of 2010 decreased $0.3 million from the same period in 2009, reflecting lower funded debt and a lower average interest rate.

     Income Tax. Income tax expense was $1.5 million during the first quarter of 2010 compared to a benefit of $0.1 million during the same period in 2009. The increase was due to increased income before taxes during the first quarter of 2010 as compared to the same period in 2009. Our effective income tax rate was 40.3% for the quarter ended March 31, 2010 compared to (10.5)% for the quarter ended March 31, 2009. Due to our adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), now included in ASC 810, our income before income taxes in 2009 included 100% of earnings of our former joint venture, CPC, but our income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC. Consequently, our effective tax rate increased as a result of our sale of our interest in CPC in the fourth quarter of 2009.
     Noncontrolling Interests. There was no net income attributable to noncontrolling interest during the first quarter of 2010, following the sale of our interest in CPC during the fourth quarter of 2009. Net income attributable to noncontrolling interests during the first quarter of 2009 was $1.4 million.
Liquidity and Capital Resources
     As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents of less than $0.1 million. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had a net working capital deficit (current liabilities in excess of current assets) of $5.9 million as of March 31, 2010, compared to a deficit of $6.6 million as of December 31, 2009. The working capital change consisted primarily of a reduction in income taxes payable of $2.2 million, a reduction of accounts payable of $1.5 million, partially offset by a reduction in accounts receivable of $2.2 million.
     We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. See “Contractual Obligations” below for a description of future required uses of cash.
     We have significant outstanding long-term debt as of March 31, 2010. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in the following paragraphs. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes immediately due and payable. We currently do not have available cash and similar liquid resources available to repay our debt obligations if they were to become immediately due and payable. Our debt to EBITDA covenant was close to the allowed maximum of 5.50 to 1.00 as of March 31, 2010 and is currently expected to remain close to the allowed maximums throughout 2010. We believe we will continue to meet our debt covenants in the foreseeable future and at least for the year ending December 31, 2010. The recessionary environments and rising unemployment in 2009 affected cardholder spending behavior. Industry charge volume and our charge volume weakened in 2009. During 2009, we also noted decreases in average transaction values and increases in the attrition of our various merchant portfolios. We expect these trends to moderate in 2010. There is, however, a risk that these negative trends will continue, which would lead to deterioration in our operating performance and cash flow, and that our actual financial results during 2010 could be worse than currently expected. If such deterioration were to occur, there is a possibility we may experience noncompliance with our debt covenants. Any amendment to or waiver of our debt covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.
Operating activities
     Net cash provided by operating activities was $11.2 million during the first three months of 2010, consisting of net income of $2.2 million adjusted by depreciation and amortization of $10.6 million, non-cash interest expense of $0.6 million, and a net unfavorable change in operating assets and liabilities of $2.3 million. The net unfavorable change in operating assets and liabilities was primarily caused by decreases in accounts payable and income taxes payable, offset by a decrease in accounts receivable.
     Net cash provided by operating activities was $10.1 million during the first three months of 2009, consisting of net income of $1.2 million adjusted by depreciation and amortization of $12.0 million, non-cash interest expense of $0.6 million, and a net unfavorable change in operating assets and liabilities of $3.8 million.
Investing activities
     Net cash used in investing activities was $3.7 million during the first three months of 2010. Net cash used in investing activities consisted of $3.0 million of payments for contract modifications for prepaid residual expenses and $0.6 million of capital expenditures. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
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
Financing activities
     Net cash used in financing activities was $7.5 million during the first three months of 2010, consisting of net repayments under our revolving credit facility of $7.5 million.
     Net cash used in financing activities was $12.6 million during the first three months of 2009, primarily consisting of $20.0 million of net repayments on our long-term debt, offset by borrowings under our revolving credit facility of $8.6 million and a $1.2 million distribution paid to the majority shareholders of our former joint venture, CPC.
     See Note 4 to the Consolidated Financial Statements for further detail on the Company’s long-term debt.
Contractual Obligations
     The following table of our material contractual obligations as of March 31, 2010, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. We currently estimate that the maximum we will pay in earnout payments will be an aggregate of less than $3.0 million in 2010 and 2011 combined.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Credit Facility	$451,055	$—	$3,417	$447,638	$—
Senior Subordinated Notes	194,500	—	—	194,500	—
Interest (1)	121,113	39,826	58,847	22,440	—
Operating lease obligations	9,354	1,281	2,178	1,894	4,001
Purchase obligations (2)(3)	7,361	4,330	3,031	—	—

Total contractual obligations	$783,383	$45,437	$67,473	$666,472	$4,001

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of March 31, 2010, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our consolidated financial statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transactions processors.

(3)	We are required to pay FDMS an annual processing fee through 2011 related to an FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio which fee will be at least $4.3 million in fiscal year 2010, and at least 70% of the amount of such fee paid to FDMS in 2010 in fiscal 2011. The minimum commitment for years after 2010, included in the table above, is based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize First Data to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of March 31, 2010, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of March 31, 2010, $447.6 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps that expire on December 31, 2010. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $2.5 million.
     We hold certain derivative financial instruments for the sole purpose of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,”Los Angeles County Superior Court, State of California, Case No. JCCO 43500)
     The Bruns lawsuit and the related declaratory judgment action filed by Truck Insurance Exchange (“TIC”) against E-Commerce Exchange, Inc. (“ECX”) and Dana Bruns (individually and as alleged class representative of all others similarly situated) (the “TIC Declaratory Action”) were last updated in our Annual Report for the year ended December 31, 2009, filed on Form 10-K with the SEC on March 26, 2010. There has been no change in the status of the Bruns lawsuit since this last update. Since we last reported on the TIC Declaratory Action, ECX filed an answer in which it denied all of the allegations in the complaint and wherein it also asserted numerous separate and affirmative defenses to the claims asserted against it in the complaint. On April 22, 2010, TIC filed a Request for Dismissal without prejudice as to defendant Dana Bruns. No trial date has been set at this time for the TIC Declaratory Action.
     Although we currently intend to vigorously defend ourselves in the TIC Declaratory Action and currently believe that we have meritorious defenses to the claims asserted, at this time the ultimate outcome of the TIC Declaratory Action and our potential liability associated with such, or the likely effect it may have on our defense of the underlying Bruns lawsuit and the claims asserted against us cannot be predicted with certainty, and there can be no assurance that we will be successful or prevail in our defenses, or in the event that we are not successful, that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
L. Green d/b/a Tisa’s Cakes v. Northern Leasing Systems, Inc., Online Data Corporation, and iPayment, Inc.,, United States District Court, Eastern District of New York, Case No. 09CV05679-RJD-SMG.
     On December 30, 2009, plaintiff L. Green d/b/a Tisa’s Cakes filed a purported class action lawsuit in the U.S. District Court for the Eastern District of New York, naming us, Online Data Corporation (“ODC”), one of our subsidiaries, and Northern Leasing Systems, Inc. (“NLS”) as defendants. The suit alleges violations of the New York State Consumer Protection Act arising out of certain alleged lease transactions and lease agreements between NLS and each class member (the “Lease Agreements”) and /or certain alleged credit card processing “service lease” contracts between each class member and ODC. The complaint purports to assert causes of action for unfair and deceptive practices and for unjust enrichment in connection with an early termination fee that the plaintiff alleges is imposed under the contracts between the parties that constitutes an unlawful penalty. The proposed class encompasses “all persons and entities who leased equipment from NLS and/or ODC pursuant to Leases which include an Early Termination Fee (“ETF”)” and/or “all persons and entities who leased equipment from NLS and/or ODC pursuant to Leases who have been charged an ETF.” The plaintiff is asserting three counts. In count one, the plaintiff claims that the agreement’s ETF program violates New York General Business Law § 349. Count two purports to state a claim for unjust enrichment. In count three, the plaintiff seeks, on behalf of the entire class, a declaration that the ETF is an unenforceable penalty. The complaint seeks unspecified monetary damages, costs and attorney’s fees, interest, and declaratory relief. Our response is currently required to be filed on or before May 20, 2010. We currently believe that we have meritorious defenses to the claims, and intend to vigorously defend ourselves. However, there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
     We are also subject to certain other legal proceedings that have arisen in the ordinary course of our business and which have not been fully adjudicated. Although the ultimate outcome of these other legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within Other expense on our Consolidated Statements of Operations.
Item 1A. Risk Factors
     As further described in Note 11to the Consolidated Financial Statements, a trustee has been appointed to administer the estate of Mr. Daily, our Chairman and Chief Executive Officer, in connection with his filing for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As was stated in the Company’s Annual Report on Form 10-K for the fiscal year ended

December 31, 2009, the appointment of a trustee by the bankruptcy court could result in one or more of the change of control events under our senior secured credit facility, which would constitute an event of default under our senior secured credit facility. An event of default resulting from a change of control permits the required lenders to accelerate the maturity of our borrowings and terminate commitments to lend. An acceleration of our senior secured credit facility would constitute an event of default under the indenture governing our senior subordinated notes and could result in the acceleration of the senior subordinated notes. If an event of default under our senior secured credit facility were to occur, we could seek the consent of the required lenders to waive the event of default or attempt to refinance such facility, but there can be no assurance that we would be able to do so. The credit crisis may make it particularly difficult and expensive to obtain any such waiver or to refinance our existing debt and, if we were able to do so, our indebtedness may subject us to more onerous terms. These consequences of a change of control could have a material adverse effect on our liquidity, financial condition or results of operations.
     Please see the additional risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the various risks that could have a negative effect on our business, financial position, cash flows and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 5. Other Information
None
Item 6. Exhibits
The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.
Date: May 12, 2010	By:	/s/ Gregrory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2010	By:	/s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.