Form 10-Q
period 2010-06-30
IPAYMENT INC
filed 2010-08-13
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Title of each class	Shares Outstanding at August 13, 2010
(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Accounts receivable, net of allowance for doubtful accounts of $792 and $857 at June 30, 2010 and December 31, 2009, respectively	24,617	25,077
Prepaid expenses and other current assets	1,107	1,463
Deferred tax assets	2,352	2,353

Total current assets	28,077	28,895

Restricted cash	668	680
Property and equipment, net	4,910	4,673
Intangible assets and other, net of accumulated amortization of $158,346 and $138,789 at June 30, 2010 and December 31, 2009, respectively	148,815	163,774
Goodwill	527,978	527,978
Deferred tax assets, net	5,969	8,219
Other assets, net	11,001	11,147

Total assets	$727,418	$745,366

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,576	$4,132
Income taxes payable	5,538	8,529
Accrued liabilities and other	18,301	22,835

Total current liabilities	27,415	35,496

Long-term debt	633,743	651,519
Other liabilities	8,916	15,213

Total liabilities	670,074	702,228

Commitments and contingencies (Note 8)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2010 and December 31, 2009	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $2,532 and $4,984 at June 30, 2010 and December 31, 2009, respectively	(3,798)	(7,475)
Retained earnings	41,087	30,558

Total equity	57,344	43,138

Total liabilities and equity	$727,418	$745,366

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$183,933	$190,745	$343,473	$360,798

Operating expenses:
Interchange	98,544	103,575	189,541	200,485
Other costs of services	55,902	60,774	106,728	116,317
Selling, general and administrative	3,006	4,940	5,863	9,757

Total operating expenses	157,452	169,289	302,132	326,559

Income from operations	26,481	21,456	41,341	34,239

Other expense:
Interest expense, net	11,449	11,694	22,820	23,350
Other expense, net	602	1,072	372	1,090

Income before income taxes	14,430	8,690	18,149	9,799

Income tax provision	6,121	3,709	7,619	3,594

Net income	8,309	4,981	10,530	6,205

Less: Net income attributable to noncontrolling interests	—	(758)	—	(2,192)

Net income attributable to iPayment, Inc.	$8,309	$4,223	$10,530	$4,013

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$10,530	$6,205
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,775	24,121
Noncash interest expense	1,292	1,292

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	460	1,237
Prepaid expenses and other current assets	356	522
Other assets	(1,433)	(154)
Accounts payable and income taxes payable	(3,547)	(6,002)
Accrued liabilities and other	(4,703)	(260)

Net cash provided by operating activities	23,730	26,961

Cash flows from investing activities
Change in restricted cash	12	(37)
Expenditures for property and equipment	(1,309)	(628)
Investment in merchant advances, net	—	3,780
Payments related to businesses previously acquired	—	(2,456)
Payments for prepaid residual expenses	(4,484)	(1,977)

Net cash used in investing activities	(5,781)	(1,318)

Cash flows from financing activities
Net (repayments) borrowings on line of credit	(10,450)	—
Repayments of debt	(7,500)	(27,000)

Distributions to non controlling interest in equity of consolidated subsidiary	—	(1,200)

Net cash used in financing activities	(17,950)	(28,200)

Net decrease in cash and cash equivalents	(1)	(2,557)
Cash and cash equivalents, beginning of period	2	3,589

Cash and cash equivalents, end of period	$1	$1,032

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$10,520	$10,289
Cash paid during the period for interest	$21,679	$22,334

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses with a corresponding increase in goodwill	$—	$278
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
     We have significant outstanding long-term debt as of June 30, 2010. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in Note 4. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes immediately due and payable. We currently do not have available cash and similar liquid resources available to repay our debt obligations if they were to become immediately due and payable. While we believe we will continue to meet our debt covenants in the foreseeable future and at least for the year ending December 31, 2010, our debt to EBITDA ratio (described in Note 4) was close to the allowed maximum of 5.25 to 1.00 as of June 30, 2010 and is currently expected to remain close to the allowed maximums throughout 2010. There is a risk that our actual financial results during 2010 could be worse than currently expected, and, accordingly, there is a possibility we could become noncompliant with our debt covenants.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment,” the “Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Noncontrolling interest” on our Consolidated Balance Sheets. Our equity interest in Central Payment Co., LLC (“CPC”) was sold in the fourth quarter of 2009. Accordingly, we have no noncontrolling interest at June 30, 2010.
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
     We believe the carrying amounts of financial instruments at June 30, 2010, including cash, restricted cash and accounts receivable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our senior subordinated notes, net of discount, is $193.2 million at June 30, 2010. We estimate the fair value to be approximately $174.6 million, considering executed trades occurring around June 30, 2010. The carrying value of the senior secured credit facility is $440.1 million at June 30, 2010. We estimate the fair value to be approximately $404.9 million, considering executed trades occurring around June 30, 2010. The fair value of the Company’s senior subordinated notes and senior secured credit facility are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. The Company is contractually obligated to repay its borrowings in full and the Company does not believe the creditors under its borrowing arrangements are willing to settle these instruments with the Company at their estimated fair values indicated herein.
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
     To meet this objective and to meet certain requirements of our credit agreements, we enter into certain derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist solely of interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby effectively creating fixed-rate debt. We enter into derivative instruments solely for cash flow hedging purposes, and we do not speculate using derivative instruments.
     The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under ASC 815, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at June 30, 2010 was a liability of $6.3 million, and was included as other liabilities in our Consolidated Balance Sheets. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no material ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2009 to June 30, 2010 was $6.1 million, and is reported net of tax expense of $2.5 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.

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
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of 3 to 7 years. For the three and six months ended June 30, 2010, amortization expense related to our merchant processing portfolios and other intangible assets was $9.6 million and $19.7 million, respectively. For the three and six months ended June 30, 2009, amortization expense related to our merchant processing portfolios and other intangible assets was $11.6 million and $23.0 million, respectively.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used for the three and six months ended June 30, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $0.6 million and $2.1 million, respectively, to better approximate the distribution of actual cash flows generated by the merchant processing portfolios. There were no unfavorable trends of the current attrition rates identified for the three and six months ended June 30, 2010. Consequently, there were no related increases to amortization expense for the three and six months ended June 30, 2010.
Common Stock
     As a result of the Transaction (discussed above), the Company has 100 shares of common stock outstanding at June 30, 2010. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Acquisitions
     In November 2009, we entered into a Purchase and Sale Agreement with CPC, whereby we acquired a merchant portfolio consisting of approximately 8,000 merchants from CPC. The transaction was effective as of November 1, 2009. Consideration at closing was $23.8 million in cash. As a result of the portfolio purchase, we recorded $23.8 million of intangible assets.
     There were no acquisitions of businesses during 2010 or 2009 that were significant enough to require pro forma disclosure. Although the sale of our equity interest in CPC did not require pro forma disclosure within our financial statements, the Company did provide supplemental financial information within Note 14 of the Notes to the Consolidated Financial Statements in our Form 10-K filed with the SEC on March 26, 2010. We provided pro forma quarterly financial information for 2009 presenting the sale of our equity interest in CPC as if the sale had occurred on January 1, 2009. Within the pro forma results for 2009, we also accounted for the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.
(3) Investments
Payments for Prepaid Residual Expenses
     During the six months ended June 30, 2010, we made payments totaling $4.5 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
(4) Long-Term Debt
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by all of the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%). Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 5.25 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 at December 31, 2011. We were in compliance with all such covenants as of June 30, 2010. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the quarter ended March 31, 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments required by the senior secured credit facility through the second quarter of 2010. Throughout the remainder of 2009, the Company prepaid the remainder of its quarterly principal payments required by the senior secured credit facility. Since that time, the Company has repaid an additional $20.4 million of debt principal beyond the required quarterly principal payments. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At June 30, 2010, we had outstanding $440.1 million of term loans at a weighted average interest rate of 5.33% and $0.5 million outstanding under the revolving credit facility at a weighted average interest rate of 4.5%.
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
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9.75% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have completed note repurchases under that amendment. At June 30, 2010, we had outstanding $194.5 million of senior subordinated notes with $1.3 million of remaining unamortized discount on the senior subordinated notes.

     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $3.2 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $4.2 million as of June 30, 2010. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended June 30, 2010 and 2009. Amortization expense related to the debt issuance costs was $1.1 million for each of the six month periods ended June 30, 2010 and 2009. Accrued interest related to our debt was $2.6 million and $2.7 million at June 30, 2010 and December 31, 2009, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
(5) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 3% or more of revenues. Substantially all revenues are generated in the United States.
(6) Income Taxes
     We account for income taxes in accordance with ASC 740, “Income Taxes” (formerly known as SFAS No. 109, Accounting for Income Taxes). ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for finanical reporting and for income tax purposes.
     Our effective income tax rate was 42.0% for the six months ended June 30, 2010 compared to 36.7% for the six months ended June 30, 2009. Our income before income taxes in 2009 included 100% of earnings of our former joint venture, CPC, but our income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC. Consequently, our effective tax rate increased as a result of our sale of our equity interest in CPC in the fourth quarter of 2009.
     During the first six months of 2010 and 2009, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2010, our liabilities for unrecognized tax benefits totaled $1.4 million and are included in other long-term liabilities in our Consolidated Balance Sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at June 30, 2010 was $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to and through 2004.
     At June 30, 2010, we had approximately $2.7 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.9 million per year. We had state net operating loss carryforwards of approximately $29.7 million as of June 30, 2010.
(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of fair market value changes in our interest rate swap agreements. The accumulated elements of other comprehensive loss, net of tax, are included within stockholders’ equity on the Consolidated Balance Sheets. Comprehensive income for the three months ended June 30, 2009 and 2010 was $1.2 million and $2.1 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $1.2 million and $2.1 million during the three months ended June 30, 2009 and 2010, respectively. The deferred tax expense was $0.8 million and $1.4 million for the three months ended June 30, 2009 and 2010, respectively.
     Comprehensive income for the six months ended June 30, 2009 and 2010 was $2.3 million and $3.7 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $2.3 million and $3.7 million during the six months ended June 30, 2009 and 2010, respectively. The deferred tax expense was $1.5 million and $2.5 million for the six months ended June 30, 2009 and 2010, respectively.
(8) Commitments and Contingencies
Legal Proceedings
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
(9) Recent Accounting Pronouncements
     The Company did not adopt any new accounting pronouncements during the second quarter of 2010. Please refer to our Annual Report for the year ended December 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on March 26, 2010, for all recent accounting pronouncements adopted.
(10) Related Party Transactions
     At June 30, 2010, we had a receivable of $1.2 million due from our parent company, iPayment Investors, LP, included in our Consolidated Balance Sheets within Accounts receivable. As described in Note 12 below, in August 2010, iPayment, Inc. paid a $1.0 million dividend to iPayment Investors, LP. Subsequent to the dividend payment, iPayment Investors, LP settled $1.0 million of the outstanding intercompany receivable.
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
(12) Subsequent Events
     In August 2010, the Board of Directors of iPayment, Inc. declared a $1.0 million dividend to our parent company, iPayment Investors, LP, to cover operating costs. The dividend was required by iPayment Investors, LP to cover certain operating and legal costs, including reimbursement to the Company of certain costs previously paid for by the Company on behalf of iPayment Investors, LP.

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
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. As of June 30, 2010, we provided our services to approximately 135,000 small merchants located across the United States. Our payment processing services enable our merchants to accept credit cards as well as other forms of card-based payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through independent sales groups, which gives us a non-employee, external sales force. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data Merchant Services Corporation (“FDMS”) and TSYS Acquiring Solutions, and we rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, in our main operating center in Westlake Village, California.
     Our strategy has been to increase profits by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry. Charge volume decreased to $11,394 million for the six months ended June 30, 2010 from $11,828 million for the six months ended June 30, 2009. Revenues decreased to $343.5 million in the first six months of 2010 from $360.8 million in the same period of the prior year. The decrease in revenues was largely due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Revenues for the six months ended June 30, 2009 were $350.4 million when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. The remaining decrease in revenues was due to lower charge volume associated with a diminished merchant base following the 2009 recession. Income from operations increased to $41.3 million for the six months ended June 30, 2010 from $34.2 million for the six months ended June 30, 2009. Income from operations would have been $33.7 million for the six months ended June 30, 2009 if the operating results of CPC were removed and the financial impact of the merchant portfolio acquisition was included as if the acquisition had occurred on January 1, 2009. Income from operations increased due to lower depreciation and amortization and reductions in processing costs when the consolidated results of CPC are removed and we include the merchant portfolio acquisition as if the acquisition had occurred on January 1, 2009.
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

     We completed our most recent annual goodwill impairment review as of July 31, 2009, and updated our review as of December 31, 2009, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required. We are presently in the process of performing our annual impairment review as of July 31, 2010. We expect the review to be completed before year-end.
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of June 30, 2010, and determined no impairment charge was required.
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
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At June 30, 2010 and December 31, 2009, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.4 million. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses but also the incurred but not yet reported losses at June 30, 2010 and December 31, 2009.
     Noncontrolling Interest. We previously owned a 20% equity interest in a joint venture, Central Payment Co, LLC (“CPC”). However, during the fourth quarter of 2009, we sold our 20% equity interest in CPC for $4.3 million. The sale of our equity interest caused us to deconsolidate CPC and to record a deferred gain of $2.8 million that will be recognized as income over a three-year period. As of June 30, 2010, we had $0.9 million of short-term deferred gain within Accrued liabilities and other and $1.2 million of long-term deferred gain within Other liabilities on our Consolidated Balance Sheets. During the three and six months ended June 30, 2010, we recognized $0.2 million and $0.5 million of gain, respectively, within Other income on our Consolidated Income Statements.
     We accounted for our investments pursuant to the provisions of ASC 810 “Consolidation” (formerly known as SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities). Under this method, if a business enterprise has a controlling financial interest in or is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. As a result, we considered CPC a variable interest entity, and as the primary beneficiary during our time as an equity holder, we consolidated CPC. During the quarter ended March 31, 2009 and the quarter ended September 30, 2009, CPC made distributions of profits to the Company and the majority shareholders of CPC. The distributions to the majority shareholders reduced our noncontrolling interest balance prior to the sale of our equity interest.
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

Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

		% of		% of
	Three months ended	Total	Three months ended	Total	Change
	June 30, 2010	Revenue	June 30, 2009	Revenue	Amount	%
Revenues	$183,933	100.0%	$190,745	100.0%	$(6,812)	(3.6)
Operating Expenses
Interchange	98,544	53.6	103,575	54.3	(5,031)	(4.9)
Other costs of services	55,902	30.4	60,774	31.9	(4,872)	(8.0)
Selling, general and administrative	3,006	1.6	4,940	2.6	(1,934)	(39.1)

Total operating expenses	157,452	85.6	169,289	88.8	(11,837)	(7.0)

Income from operations	26,481	14.4	21,456	11.2	5,025	23.4
Other expenses
Interest expense, net	11,449	6.2	11,694	6.1	(245)	(2.1)
Other expenses, net	602	0.3	1,072	0.6	(470)	(43.8)

Total other expense	12,051	6.6	12,766	6.7	(715)	(5.6)

Income before income taxes and earnings attributable to noncontrolling interests	14,430	7.8	8,690	4.6	5,740	66.1
Income tax provision	6,121	3.3	3,709	1.9	2,412	1.0

Net Income	8,309	4.5	4,981	2.6	3,328	66.8

Less: Net income attributable to noncontrolling interests	—	—	(758)	(0.4)	758	(100.00)

Net income income attributable to iPayment, Inc.	$8,309	4.5	$4,223	2.2	$4,086	96.8

     Revenues. Revenues decreased 3.6% to $183.9 million in the second quarter of 2010 from $190.7 million during the same period in 2009. The decrease in revenues was largely due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Revenues for the second quarter of 2009 were $185.1 million when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. The remaining decrease in revenues was due to continued weakness in charge volume sustained from the 2009 recession. Our merchant processing volume, which represents the total value of transactions processed by us, declined 3.9% to $5,853 million during the second quarter of 2010 from $6,091 million during the same period in 2009, due to a diminished merchant base following the recession.
     Interchange Expenses. Interchange expenses decreased 4.9% to $98.5 million in the second quarter of 2010 from $103.6 million during the same period in 2009. Interchange expenses as a percentage of total revenues decreased in the second quarter of 2010 from the same period in 2009 due to increases in average fees charged to merchants. Interchange expenses decreased due to decreased charge volume and due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Interchange expenses for the second quarter of 2009 were $100.8 million when the interchange expenses related to CPC are removed and we include the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.
     Other Costs of Services. Other costs of services decreased 8.0% to $55.9 million in the second quarter of 2010 from $60.8 million during the same period in 2009. Other costs of services represented 30.4% of revenues during the second quarter of 2010 as compared to 31.9% of revenues during the same period in 2009. The percentage decrease was primarily attributable to lower depreciation and amortization and reductions in processing costs, partially offset by increased fees paid to card associations. Other costs of services also decreased due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009.
     Selling, General and Administrative. Selling, general and administrative expenses decreased to $3.0 million in the second quarter of 2010 as compared to $4.9 million during the same period in 2009. The decrease was due to reduced direct selling expenses resulting from the disposition of our equity interest in CPC during the fourth quarter of 2009. Selling, general and administrative expenses for the second quarter of 2009 were $2.9 million without selling, general and administrative expenses related to CPC.
     Other Expense. Other expenses decreased to $12.1 million in the second quarter of 2010 from $12.8 million during the same period in 2009. Interest expense during the second quarter of 2010 decreased $0.2 million from the same period in 2009, reflecting lower funded debt and a lower average interest rate. Other expense during the second quarter of 2010 decreased $0.5 million from the same period in 2009, primarily due to lower costs associated with legal proceedings.
     Income Tax. Income tax expenses were $6.1 million in the second quarter of 2010 compared to a $3.7 million during the same period in 2009. The increase was due to an increase in taxable income during the second quarter of 2010 as compared to the same period in 2009. Our effective income tax rate was 42.4% for the second quarter of 2010 compared to 42.7% for the same period in 2009. Due to our adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), now included in ASC 810, our income before income taxes in 2009 included 100% of earnings of our former joint venture, CPC, but our income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC. Consequently, our effective tax rate increased as a result of our sale of our equity interest in CPC in the fourth quarter of 2009. Our effective tax rate in the second quarter of 2009 included additional expenses from tax audits of prior years. Our effective tax rate in the second quarter of 2010 included expenses related to certain state tax disputes.
     Noncontrolling Interests. There was no net income attributable to noncontrolling interest in the second quarter of 2010, following the sale of our interest in CPC during the fourth quarter of 2009. Net income attributable to noncontrolling interests during the second quarter of 2009 was $0.8 million.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

		% of		% of
	Six months ended	Total	Six months ended	Total	Change
	June 30, 2010	Revenue	June 30, 2009	Revenue	Amount	%
Revenues	$343,473	100.0%	$360,798	100.0%	$(17,325)	(4.8)
Operating Expenses
Interchange	189,541	55.2	200,485	55.6	(10,944)	(5.5)
Other costs of services	106,728	31.1	116,317	32.2	(9,589)	(8.2)
Selling, general and administrative	5,863	1.7	9,757	2.7	(3,894)	(39.9)

Total operating expenses	302,132	88.0	326,559	90.5	(24,427)	(7.5)

Income from operations	41,341	12.0	34,239	9.5	7,102	20.7
Other expenses
Interest expenses, net	22,820	6.6	23,350	6.5	(530)	(2.3)
Other expenses, net	372	0.2	1,090	0.3	(718)	(65.9)

Total other expenses	23,192	6.8	24,440	6.8	(1,248)	(5.1)

Income before income taxes	18,149	5.3	9,799	2.7	8,350	85.2
Income tax provision	7,619	2.2	3,594	1.0	4,025	112.0

Net Income	10,530	3.1	6,205	1.7	4,325	69.7
Less: Net income attributable to noncontrolling interests	—	—	(2,192)	(0.6)	2,192	(100.00)

Net income attributable to iPayment, Inc.	$10,530	3.1	$4,013	1.1	$6,517	162.4

     Revenues. Revenues decreased 4.8% to $343.5 million in the first six months of 2010 from $360.8 million during the same period in 2009. Revenues for the first six months of 2009 were $350.4 million when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. The remaining decrease in revenues was due to continued weakness in charge volume sustained from the 2009 recession. Our merchant processing volume, which represents the total value of transactions processed by us, declined 3.7% to $11,394 million during the first six months of 2010 from $11,828 million during the same period in 2009, due to a diminished merchant base following the recession.
     Interchange Expenses. Interchange expenses decreased 5.5% to $189.5 million in the first six months of 2010 from $200.5 million during the same period in 2009. Interchange expenses decreased due to decreased charge volume and due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Interchange expenses for the first six months of 2009 were $196.1 million when the interchange expenses related to CPC are removed and we include the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009. Interchange expenses as a percentage of total revenues decreased slightly to 55.2% during the first six months of 2010 as compared to 55.6% during the same period in 2009 due to increases in average fees charged to merchants.

     Other Costs of Services. Other costs of services decreased 8.2% to $106.7 million in the first six months of 2010 from $116.3 million during the same period in 2009, corresponding with lower revenues. Other costs of services represented 31.1% of revenues during the first six months of 2010 as compared to 32.2% of revenues during the same period in 2009. The percentage decrease was primarily attributable to lower depreciation and amortization and reductions in processing costs, partially offset by increased fees paid to card associations. Other costs of services also decreased due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009.
     Selling, General and Administrative. Selling, general and administrative expenses decreased to $5.9 million in the first six months of 2010 compared to $9.8 million during the same period in 2009. The decrease was due to reduced direct selling expenses resulting from the disposition of our equity interest in CPC during the fourth quarter of 2009. Selling, general and administrative expenses for the first six months of 2009 were $5.8 million without selling, general and administrative expenses related to CPC.
     Other Expenses. Other expenses decreased to $23.2 million in the first six months of 2009 from $24.4 million during the same period in 2008. Interest expenses during the six months ended June 30, 2010 decreased $0.5 million from the same period in 2009, reflecting lower funded debt and a lower average interest rate. Other expense during the six months ended June 30, 2010 decreased $0.7 million from the same period in 2009, due to $0.5 million of other income recognized related to the deferred gain from the sale of CPC and lower costs associated with legal proceedings.
     Income Tax. Income tax expenses increased to $7.6 million in the first six months of 2010 from $3.6 million during the same period in 2009. The change was primarily due to an increase in taxable income. Income tax expenses as a percentage of income before taxes was 42.0% during the first six months of 2010 as compared to 36.7% during the same period in 2009. Due to our adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), now included in ASC 810, our income before income taxes in 2009 included 100% of earnings of our former joint venture, CPC, but our income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC. Consequently, our effective tax rate increased as a result of our sale of our equity interest in CPC in the fourth quarter of 2009.
     Noncontrolling Interests. There was no net income attributable to noncontrolling interest in the first six months of 2010, following the sale of our interest in CPC during the fourth quarter of 2009. Net income attributable to noncontrolling interests during the first six months of 2009 was $2.2 million.
Liquidity and Capital Resources
     As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents of less than $0.1 million. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had net working capital (current assets in excess of current liabilities) of $0.7 million as of June 30, 2010, compared to a net working capital deficit (current liabilities in excess of current assets) of $6.6 million as of December 31, 2009. The working capital increase consisted primarily of a reduction in accrued liabilities and other of $4.5 million, primarily composed of payments of accrued bonuses of $3.8 million, a reduction in income taxes payable of $3.0 million, and a reduction of accounts payable of $0.6 million, partially offset by a reduction in accounts receivable of $0.5 million.
     We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. See “Contractual Obligations” below for a description of future required uses of cash.
     We have significant outstanding long-term debt as of June 30, 2010. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in the following paragraphs. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes immediately due and payable. We currently do not have available cash and similar liquid resources available to repay our debt obligations if they were to become immediately due and payable. Our debt to EBITDA covenant was close to the allowed maximum of 5.25 to 1.00 as of June 30, 2010 and is currently expected to remain close to the allowed maximums throughout 2010. We believe we will continue to meet our debt covenants in the foreseeable future and at least for the year ending December 31, 2010. The recessionary environment and credit contraction in 2009 affected cardholder spending behavior. Industry charge volume and our charge volume weakened in 2009. During 2009, we also noted decreases in average transaction values and increases in the attrition of our various merchant portfolios. We expect these trends to moderate in 2010. There is, however, a risk that these negative trends will continue, which would lead to deterioration in our operating performance and cash flow, and that our actual financial results during 2010 could be worse than currently expected. If such deterioration were to occur, there is a possibility we may experience noncompliance with our debt covenants. Any amendment to or waiver of our debt covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.

Operating activities
     Net cash provided by operating activities was $23.7 million during the first six months of 2010, consisting of net income of $10.5 million adjusted by depreciation and amortization of $20.8 million, non-cash interest expense of $1.3 million, and a net unfavorable change in operating assets and liabilities of $8.9 million. The net unfavorable change in operating assets and liabilities was primarily caused by decreases in accrued liabilities and other composed primarily of payments of accrued bonuses, decreases in accounts payable due to the seasonality of the timing of payments and decreases in income taxes payable due to tax payments made in the first six months of 2010.
     Net cash provided by operating activities was $27.0 million during the first six months of 2009, consisting of net income of $6.2 million adjusted by depreciation and amortization of $24.1 million, non-cash interest expense of $1.3 million and a net unfavorable change in working capital of $4.7 million due primarily to the reduction of the tax liability of $7.0 million.
Investing activities
     Net cash used in investing activities was $5.8 million during the first six months of 2010. Net cash used in investing activities consisted of $4.5 million of payments for contract modifications for prepaid residual expenses and $1.3 million of capital expenditures. Other than contingent earnout payments described under “Contractual Obligations,” we currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $1.3 million during the first six months of 2009. Net cash used in investing activities consisted of $2.5 million paid for earnout payments associated with acquisitions from a prior period, $2.0 million of payments for contract modifications for prepaid residual expenses, and $0.6 million of capital expenditures, partially offset by a $3.8 million reduction in investments in merchant advances. The reduction in investments in merchant advances is due to the Company’s decision to discontinue making new advances under the program in the fourth quarter of 2008.
Financing activities
     Net cash used in financing activities was $18.0 million during the first six months of 2010, consisting $18.0 million of net repayments on our long-term debt.
     Net cash used in financing activities was $28.2 million during the first six months of 2009, primarily consisting of $27.0 million of net repayments on our long-term debt and a $1.2 million distribution paid to the majority shareholders of our former joint venture, CPC.
     See Note 4 to the Consolidated Financial Statements for further detail on the Company’s long-term debt.
Contractual Obligations
     The following table of our material contractual obligations as of June 30, 2010, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future results. We currently estimate that the maximum we will pay in earnout payments will be an aggregate of less than $3.0 million in 2010 and 2011 combined.

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Credit Facility	$440,588	$—	$440,588	$—	$—
Senior Subordinated Notes	194,500	—	—	194,500	—
Interest (1)	111,732	36,711	58,428	16,593	—
Operating lease obligations	9,205	1,375	2,125	1,832	3,873
Purchase obligations (2)(3)(4)	7,829	4,456	3,373	—	—

Total contractual obligations	$763,854	$42,542	$504,514	$212,925	$3,873

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of June 30, 2010, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our consolidated financial statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transactions processors.

(3)	We are required to pay FDMS an annual processing fee through 2011 related to an FDMS Merchant Portfolio and the FDMS Agent Bank Portfolio which fee will be at least $4.3 million in fiscal year 2010, and at least 70% of the amount of such fee paid to FDMS in 2010 in fiscal 2011. The minimum commitment for years after 2010, included in the table above, is based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual results in preceding years.

(4)	We have agreed to utilize First Data to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of June 30, 2010, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of June 30, 2010, $440.1 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps that expire on December 31, 2010. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $3.1 million.
     We hold certain derivative financial instruments for the sole purpose of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the first two fiscal quarters of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
L. Green d/b/a Tisa’s Cakes v. Northern Leasing Systems, Inc., Online Data Corporation, and iPayment, Inc.,, United States District Court, Eastern District of New York, Case No. 09CV05679-RJD-SMG.
     This matter was initially reported in our Quarterly Report for the first quarter ended March 31, 2010, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2010. As previously reported, this matter relates to a purported class action lawsuit filed by plaintiff L. Green d/b/a Tisa’s Cakes in December 2009 in the U.S. District Court for the Eastern District of New York, naming us, Online Data Corporation (“ODC”), one of our subsidiaries, and Northern Leasing Systems, Inc. (“NLS”) as defendants. Since we last reported on this matter, on June 16, 2010, we filed a motion to dismiss Counts One (violation of New York Consumer Protection Law Gen. Bus. Law § 349) and Two (unjust enrichment) of plaintiff’s class action complaint (the “Complaint”) and, on June 21, 2010, a conference with the Court was held at which time the Court ordered a stay of discovery until the court decides the motion to dismiss. The Court has scheduled a conference for August 27, 2010, but has not yet ruled on our motion to dismiss nor has it set a hearing date, if any, for the motion to dismiss. Although we currently intend to vigorously defend ourselves and currently believe that we have meritorious defenses to the claims asserted, at this time the ultimate outcome of the lawsuit and our potential liability associated with the claims asserted against us cannot be predicted with certainty, and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Sharyn’s Jewelers, LLC v. iPayment, Inc., iPayment of Valencia, Vericomm and JP Morgan Chase Bank, General Court of Justice, Superior Court Division, County of Carteret, State of North Carolina, File No.: 05-CVS-92 / and related cases; Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 009919 and Judgment Recovery Group, LLC, as assignee of Sharyn’s Jewelers, LLC, v. iPayment, Inc., iPayment of Valencia, Vericomm, and JP Morgan Chase Bank, Superior Court of the State of California, County of Los Angeles, Case No.: PS 012624.
     These related matters were initially reported in our Quarterly Report for the third quarter ended September 30, 2007, filed on Form 10-Q with the Securities and Exchange Commission on November 13, 2007, and were last updated in our Annual Report for the year ended December 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on March 26, 2010. As previously reported, these matters relate to a lawsuit filed in January 2005 in North Carolina by plaintiff Sharyn’s Jewelers, LLC, a merchant, naming as defendants, iPayment, Inc. and iPayment of Valencia (the “iPayment Defendants”) and third parties Vericomm, an independent outside sales organization, and JPMorgan Chase Bank (“Chase”) and a subsequent “default judgment” entered against us (and Vericomm), imposing joint and several liability, for a total judgment amount of $359,700 (the “North Carolina Judgment”). Plaintiff then assigned its judgment to Judgment Recovery Group, LLC (“JRG”) and, on or about August 9, 2007, JRG commenced an action in California state court (the “California Action”) for entry of sister state judgment (the “Sister State Judgment”) in the amount of $404,200. We timely filed a motion to vacate the California-issued Sister State Judgment and filed an application to “stay” enforcement of the judgment, which was granted. On June 12, 2009, JRG filed in the California Action a proposed Amended Judgment against Vericomm in the amount of $93,500 and against the iPayment Defendants, jointly and severally, in the amount of $452,800, which the Court signed and entered on June 12, 2009 (the “California Amended Judgment”). We and Vericomm then each filed a Motion to Vacate the California Amended Judgment and at a March 15, 2010, hearing on the motions to vacate the California Amended Judgment, the Court ruled that JRG had to domesticate the latest amended judgment issued by the trial court in North Carolina and that it would have to file a new application for entry of sister state judgment. Since we last reported on these related matters, JRG commenced a related action in California state court (the “Related California Action”) for entry of sister state judgment, as amended, against Vericomm in the amount of $98,744 and against the iPayment Defendants, jointly and severally, in the amount of $478,010, which the Court signed and entered on May 13, 2010 (the “May 2010 California Judgment”). We were served with the May 2010 California Judgment on July 27, 2010 and we currently intend to timely file a motion to vacate the May 2010 California Judgment. The Related California Action Application for Entry of Sister State Judgment was assigned a new case number, but it will nonetheless be deemed related to the “earlier” case and be heard and handled by the judge assigned to the “earlier” case. There is a Status Conference scheduled for August 17, 2010, and the parties have agreed that the time to file Motions to Vacate the May 2010 California Judgment will not begin to be calculated until the parties discuss a briefing schedule and hearing date with the Court at the Status Conference on August 17, 2010. We continue to believe that we have grounds to have the May 2010 California Judgment vacated or modified and/or to obtain substantial relief from any execution for enforcement of the May 2010 California Judgment should it become final. There can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
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
Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may have an unfavorable impact on our financial results.
     We are subject to regulations that affect the electronic payments industry. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines which could have an adverse effect on our financial condition. We are subject to the card network rules of Visa, MasterCard, and of various other credit and debit networks. We are also subject to the Housing Assistance Tax Act of 2008, which requires information returns to be made for each calendar year by merchant acquiring entities starting in 2011.
     Interchange fees (which are typically paid by the acquirer to the issuer in connection with transactions) are subject to increasingly intense legal, regulatory, and legislative scrutiny. For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act has recently been signed into law to regulate the fees charged or received by issuers for processing debit transactions. Regulatory actions such as these, even if not directed at us, may require us to make significant efforts to change our products and may require that we change how we price our services to customers. We cannot predict the impact of any of these changes on our operations and financial condition.
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
Executive Compensation
     The Board of Directors determined to increase the annual base salaries of Messrs. Daily and Grimstad, to $1.0 million each as of June 1, 2010. During 2009, Mr. Daily received an annualized salary of $300,000 and Mr. Grimstad received an annual salary of $300,000.
     On November 10, 2008, Gregory S. Daily, our Chairman and Chief Executive Officer, and Carl A. Grimstad, our President, each provided us with notice of their intention to not renew their respective employment agreements with us. Accordingly, Messrs. Daily’s and Grimstad’s respective employment agreements terminated on February 25, 2009 pursuant to their terms. Following the termination of their employment agreements, Messrs. Daily and Grimstad have continued to serve as our Chief Executive Officer and President, respectively, pursuant to at-will employment arrangements.
     Included below is background information on Mr. Daily and Mr. Grimstad.

Name and Age	Principal Occupation, Business Experience and Directorships
Gregory S. Daily Chairman and CEO Age 51	Greg Daily has served as Chairman of the board of directors and Chief Executive Officer since February 2001. In 1984, Mr. Daily co-founded PMT Services, Inc., a credit card processing company, and served as President of PMT Services, Inc. Mr. Daily served as the Vice-Chairman of the board of directors of NOVA Corporation from September 1998 until May 2001. Mr. Daily has served as the Chief Executive Officer of Hardsworth, LLC, a private investment company, since May 1997.

Carl A. Grimstad Director and President Age 42	Carl Grimstad co-founded iPayment and has served as the Company’s President since inception. In 2003, Mr. Grimstad led iPayment in a successful IPO (NASDAQ: IPMT). Mr. Grimstad was instrumental in taking iPayment private in 2006. Mr. Grimstad has served since 1995 as the managing partner of GS Capital, LLC, a private investment company. Mr. Grimstad and his family are active supporters of various charities including the Nashville Zoo and the Sexual Assault Center. Mr. Grimstad currently serves as a trustee of the Cheekwood Botanical Gardens, as a board member of the Nashville Symphony and as a board member of the Oasis Center, a safe haven for children in trouble. Mr. Grimstad graduated with a B.A. in Economics from Boston University in 1989.

Item 6.	Exhibits
The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.
Date: August 13, 2010	By:	/s/ Gregory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.