Form 10-Q
period 2010-09-30
IPAYMENT INC
filed 2010-11-15
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Title of each class	Shares Outstanding at November 12, 2010
(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Accounts receivable, net of allowance for doubtful accounts of $867 and $857 at September 30, 2010 and December 31, 2009, respectively	23,190	25,077
Prepaid expenses and other current assets	1,240	1,463
Deferred tax assets	2,353	2,353

Total current assets	26,784	28,895

Restricted cash	657	680
Property and equipment, net	4,919	4,673
Intangible assets and other, net of accumulated amortization of $167,430 and $138,789 at September 30, 2010 and December 31, 2009, respectively	140,227	163,774
Goodwill	527,978	527,978
Deferred tax assets, net	6,149	8,219
Other assets, net	11,307	11,147

Total assets	$718,021	$745,366

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,253	$4,132
Income taxes payable	8,162	8,529
Accrued interest	7,340	2,725
Accrued liabilities and other	14,649	20,110

Total current liabilities	32,404	35,496

Long-term debt	616,430	651,519
Other liabilities	5,849	15,213

Total liabilities	654,683	702,228

Commitments and contingencies (Note 8)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2010 and December 31, 2009	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $1,347 and $4,984 at September 30, 2010 and December 31, 2009, respectively	(2,022)	(7,475)
Retained earnings	45,305	30,558

Total equity	63,338	43,138

Total liabilities and equity	$718,021	$745,366

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$175,098	$182,716	$518,571	$543,513

Operating expenses:
Interchange	97,200	101,975	286,741	302,459
Other costs of services	54,069	56,151	160,270	173,262
Selling, general and administrative	3,766	5,145	10,157	14,105

Total operating expenses	155,035	163,271	457,168	489,826

Income from operations	20,063	19,445	61,403	53,687

Other expense:
Interest expense, net	11,477	11,559	34,296	34,909
Other expense, net	608	308	980	1,398

Income before income taxes	7,978	7,578	26,127	17,380

Income tax provision	2,761	2,833	10,380	6,428

Net income	5,217	4,745	15,747	10,952

Less: Net income attributable to noncontrolling interests	—	(1,004)	—	(3,196)

Net income attributable to iPayment, Inc.	$5,217	$3,741	$15,747	$7,756

     See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$15,747	$10,952
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,476	34,897
Noncash interest expense	1,938	1,938
Loss on disposal of property and equipment	278	—

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	1,887	1,746
Prepaid expenses and other current assets	223	476
Other assets	(3,822)	104
Accounts payable and income taxes payable	(2,246)	(4,979)
Accrued interest	4,615	4,384
Accrued liabilities and other	(5,736)	(2,460)

Net cash provided by operating activities	43,360	47,058

Cash flows from investing activities
Change in restricted cash	23	(29)
Expenditures for property and equipment	(2,169)	(969)
Investment in merchant advances, net	—	4,149
Acquisitions of businesses & portfolios, net of cash acquired	—	(338)
Payments related to businesses previously acquired	—	(2,734)
Payments for prepaid residual expenses	(4,865)	(3,386)

Net cash used in investing activities	(7,011)	(3,307)

Cash flows from financing activities
Net (repayments) borrowings on line of credit	(10,850)	3,200
Repayments of debt	(24,500)	(47,000)
Dividends paid to parent company	(1,000)	—

Distributions to noncontrolling interest in equity of consolidated subsidiary	—	(2,640)

Net cash used in financing activities	(36,350)	(46,440)

Net decrease in cash and cash equivalents	(1)	(2,689)
Cash and cash equivalents, beginning of period	2	3,589

Cash and cash equivalents, end of period	$1	$900

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,897	$11,538
Cash paid during the period for interest	$27,743	$28,587
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
     We have significant outstanding long-term debt as of September 30, 2010. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in Note 4. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes immediately due and payable. We currently do not have available cash and similar liquid resources available to repay our debt obligations if they were to become immediately due and payable. Our debt-to-EBITDA ratio (described in Note 4) was 5.14 to 1.00 as of September 30, 2010, compared to the allowed maximum of 5.25 to 1.00 as of September 30, 2010. While we believe we will continue to meet our debt covenants in the foreseeable future, including for the year ending December 31, 2010, our debt-to-EBITDA ratio is currently expected to remain close to the allowed maximum throughout 2010. Our required debt-to-EBITDA ratio will be 4.75 to 1.00 at December 31, 2010. There is a risk that our actual financial results during 2010 could be worse than currently expected, and, accordingly, there is a possibility we could become noncompliant with certain of our debt covenants.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment,” the “Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of results. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the minority interest of the portion of the entities that we do not own as “Noncontrolling interest” on our Consolidated Balance Sheets. Our equity interest in Central Payment Co., LLC (“CPC”) was sold in the fourth quarter of 2009. Accordingly, we have no noncontrolling interest at September 30, 2010 and December 31, 2009.
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
Revenue Recognition
     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. Related interchange and assessment costs are also recognized at that time. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry (“PCI”) compliance fees, and fees for other miscellaneous services, such as handling chargebacks. We recognize revenues derived from transaction fees and service fees at the time the transaction occurs or the service is performed.

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
     We believe the carrying amounts of financial instruments at September 30, 2010, including cash, restricted cash and accounts receivable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our senior subordinated notes, net of discount, is $193.2 million at September 30, 2010. We estimate the fair value to be approximately $176.0 million, considering executed trades occurring around September 30, 2010. The carrying value of the senior secured credit facility is $423.1 million at September 30, 2010. We estimate the fair value to be approximately $400.9 million, considering executed trades occurring around September 30, 2010. The fair value of the Company’s senior subordinated notes and senior secured credit facility are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. The Company is contractually obligated to repay its borrowings in full and the Company does not believe the creditors under its borrowing arrangements are willing to settle these instruments with the Company at their estimated fair values indicated herein.
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
     The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under ASC 815, we recognize all derivatives as either other assets or other liabilities, measured at fair value. The fair value of these instruments at September 30, 2010 was a liability of $3.4 million, and was included as other liabilities in our Consolidated Balance Sheets. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no material ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in the fair value of the derivatives from December 31, 2009 to September 30, 2010 was $9.1 million, and is reported net of tax expense of $3.6 million in accumulated other comprehensive loss in our Consolidated Balance Sheets.

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
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over estimated lives of 3 to 7 years. For the three and nine months ended September 30, 2010, amortization expense related to our merchant processing portfolios and other intangible assets was $9.1 million and $28.8 million, respectively. For the three and nine months ended September 30, 2009, amortization expense related to our merchant processing portfolios and other intangible assets was $10.2 million and $33.3 million, respectively.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the first two quarters of 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of $2.1 million to better approximate the distribution of actual cash flows generated by the merchant processing portfolios, which was reflected in amortization expense for the nine months ended September 30, 2009. There were no unfavorable trends identified in the attrition rates used for the three months ended September 30, 2009 or 2010, nor for the nine months ended September 30, 2010. Consequently, there were no related increases to amortization expense for the three and nine months ended September 30, 2010.
Common Stock
     As a result of the Transaction (discussed above), the Company has 100 shares of common stock outstanding at September 30, 2010. We have elected not to present earnings per share data as management believes such presentation would not be meaningful.
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
(3) Investments
Payments for Prepaid Residual Expenses
     During the nine months ended September 30, 2010, we made payments totaling $4.9 million to several independent sales groups in exchange for contract modifications which lower our obligations for future payments of residuals. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.

(4) Long-Term Debt
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we replaced our existing credit facility with a senior secured credit facility with Bank of America as lead bank. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by substantially all of the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%), and interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%), in each case depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein). We were in compliance with all such covenants as of September 30, 2010. Our debt-to-EBITDA ratio was 5.14 to 1.00 as of September 30, 2010, compared to the allowed maximum of 5.25 to 1.00 as of September 30, 2010. Our required debt-to-EBITDA maximum ratio decreases periodically over the life of the senior secured credit facility to a ratio of 4.00 to 1.00 at December 31, 2011. The required debt-to-EBITDA ratio will be 4.75 to 1.00 at December 31, 2010. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. Principal repayments on the term loans are due quarterly in the amount of $1.3 million, which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the quarter ended March 31, 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments required by the senior secured credit facility through the second quarter of 2010. Throughout the remainder of 2009, the Company prepaid the remainder of its quarterly principal payments required by the senior secured credit facility. Since that time, the Company has repaid an additional $37.4 million of debt principal beyond the required quarterly principal payments. At September 30, 2010, we had outstanding $423.1 million of term loans at a weighted average interest rate of 5.41% and $0.1 million outstanding under the revolving credit facility at a weighted average interest rate of 4.50%. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012.
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
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9.75% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at any time on or after May 15, 2010, at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00. We were in compliance with all such covenants related to our senior subordinated notes as of

September 30, 2010. We amended our senior secured credit facility to allow for repurchases of our senior subordinated notes up to $10.0 million, and have completed note repurchases under that amendment. At September 30, 2010, we had outstanding $194.5 million of senior subordinated notes with $1.3 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $2.9 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $3.9 million as of September 30, 2010. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method. Amortization expense related to the debt issuance costs was $0.6 million for each of the three month periods ended September 30, 2010 and 2009. Amortization expense related to the debt issuance costs was $1.7 million for each of the nine month periods ended September 30, 2010 and 2009. Accrued interest related to our debt was $7.3 million and $2.7 million at September 30, 2010 and December 31, 2009, respectively, and is included in Accrued liabilities and other on our Consolidated Balance Sheets.
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
     Our effective income tax rate was 39.7% for the nine months ended September 30, 2010 compared to 36.7% for the nine months ended September 30, 2009. Our income before income taxes in 2009 included 100% of earnings of our former joint venture, CPC, but our income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC. Consequently, our effective tax rate increased as a result of our sale of our equity interest in CPC in the fourth quarter of 2009.
     During the first nine months of 2010 and 2009, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of September 30, 2010, our liabilities for unrecognized tax benefits totaled $1.5 million and are included in other long-term liabilities in our Consolidated Balance Sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at September 30, 2010 was $0.1 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to and through 2004.
     At September 30, 2010, we had approximately $1.6 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.2 million per year. We had state net operating loss carryforwards of approximately $30.3 million as of September 30, 2010.
(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of fair market value changes in our interest rate swap agreements. The accumulated elements of other comprehensive loss, net of tax, are included within stockholders’ equity on the Consolidated Balance Sheets. Comprehensive income for the three months ended September 30, 2009 and 2010 was $0.8 million and $1.8 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $0.8 million and $1.8 million during the three months ended September 30, 2009 and 2010, respectively. The deferred tax expense was $0.6 million and $1.2 million for the three months ended September 30, 2009 and 2010, respectively.
     Comprehensive income for the nine months ended September 30, 2009 and 2010 was $3.2 million and $5.5 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $3.2 million and $5.5 million during the nine months ended September 30, 2009 and 2010, respectively. The deferred tax expense was $2.1 million and $3.6 million for the nine months ended September 30, 2009 and 2010, respectively.

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
(9) Recent Accounting Pronouncements
     The Company did not adopt any new accounting pronouncements during 2010, nor are there accounting pronouncements pending adoption that would have a significant effect on our financial accounting and reporting. Please refer to our Annual Report for the year ended December 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on March 26, 2010, for all recent accounting pronouncements adopted.
(10) Related Party Transactions
     At September 30, 2010, we had a receivable of $0.2 million due from our parent company, iPayment Investors, LP, included in our Consolidated Balance Sheets within Accounts receivable. In August 2010, the Board of Directors of iPayment, Inc. declared a $1.0 million dividend to our parent company, iPayment Investors, LP, to cover operating costs. The dividend was required by iPayment Investors, LP to cover certain operating and legal costs, including reimbursement to the Company of certain costs previously paid for by the Company on behalf of iPayment Investors, LP. Subsequent to the dividend payment, iPayment Investors, LP settled $1.0 million of the intercompany receivable outstanding at that time.
(11) Significant Developments
     In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages in the amount of $50 million, against Mr. Daily, our Chief Executive Officer, in connection with litigation over Mr. Daily’s beneficial ownership in us. This lawsuit was brought against Mr. Daily individually and not in his capacity as the Chairman and Chief Executive Officer or Director of the Company. Neither the Company, nor any other shareholders, officers, employees or directors were a party to this action. The Company has no indemnification, reimbursement or any other contractual obligation to Mr. Daily in connection with this legal matter. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. On April 8, 2010, the bankruptcy court ordered the appointment of a trustee to administer the estate of Mr. Daily.
(12) Subsequent Events
     On November 4, 2010, we entered into an agreement to purchase a portfolio of approximately 8,400 merchant accounts from another merchant acquirer. This acquisition constituted a permitted acquisition under our senior secured credit facility, and consideration included cash at closing from our cash on hand and from our revolving credit facility. The effect of the portfolio acquisition will be included in our Consolidated Income Statements beginning October 1, 2010 pursuant to the provisions of the Asset Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 26, 2010. These factors could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, debt compliance, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. During September 2010, we generated revenue from approximately 175,000 small merchants located across the United States. Of these merchants, approximately 130,000 utilized our transaction processing services during September 2010. Our payment processing services enable our merchants to accept credit cards as well as other forms of card-based payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through independent sales groups, which are non-employee, external sales organizations. We outsource certain processing functions such as card authorization, data capture and merchant accounting to third party processors such as First Data Merchant Services Corporation (“FDMS”) and TSYS Acquiring Solutions, among others. We rely on banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as processing, risk management, fraud detection, merchant assistance and support and chargeback services, primarily in our main operating center in Westlake Village, California.
     Our strategy has been to increase profits by increasing our penetration of the expanding small merchant marketplace for payment services. We find merchants primarily through our relationships with independent sales groups and have made acquisitions on an opportunistic basis in the fragmented small merchant segment of the industry. Charge volume decreased 4.2% to $17,111 million for the nine months ended September 30, 2010 from $17,859 million for the nine months ended September 30, 2009. Revenues decreased 4.6% to $518.6 million in the first nine months of 2010 from $543.5 million in the same period of the prior year. The decrease in revenues was largely due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Revenues declined 1.4% to $518.6 million in the first nine months of 2010 from $526.2 million for the nine months ended September 30, 2009 when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. The remaining decrease in revenues was due to lower charge volume associated with a diminished merchant base following the 2009 recession. Income from operations increased 14.4% to $61.4 million for the nine months ended September 30, 2010 from $53.7 million for the nine months ended September 30, 2009. Income from operations increased 15.8% to $61.4 million for the nine months ended September 30, 2010 from $53.0 million for the nine months ended September 30, 2009 when the operating results of CPC were removed and the financial impact of the merchant portfolio acquisition was included as if the acquisition had occurred on January 1, 2009. Income from operations increased due to lower depreciation and amortization expense and reductions in processing costs when the consolidated results of CPC are removed and we include the merchant portfolio acquisition as if the acquisition had occurred on January 1, 2009.
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
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of September 30, 2010, and determined no impairment charge was required.
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
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the nine months ended September 30, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $2.1 million for the nine months ended September 30, 2009 to better approximate the distribution of actual cash flows generated by the merchant processing portfolios. There were no unfavorable trends of the attrition rates used during the three or the nine months ended September 30, 2009 and 2010.
     Revenue and Cost Recognition. Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. Related interchange and assessment costs are also recognized at that time. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry (“PCI”) compliance fees, and fees for other miscellaneous services, such as handling chargebacks. We recognize revenues derived from transaction fees and service fees at the time the transaction occurs or the service is performed.
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, now included in the Revenue Recognition Topic of ASC Topic 605. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction type and processing volume and are recognized at the time transactions are processed. Revenues generated from certain agent bank portfolios acquired from FDMS (the “FDMS Agent Bank Portfolio”) are reported net of interchange, as required by EITF 99-19, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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
     Selling, general and administrative expenses consist primarily of salaries and wages, as well as other general administrative expenses such as marketing expenses and professional fees.
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At September 30, 2010 and December 31, 2009, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.4 million. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses but also the incurred but not yet reported losses at September 30, 2010 and December 31, 2009.
     Noncontrolling Interest. We previously owned a 20% equity interest in a joint venture, Central Payment Co, LLC (“CPC”). However, during the fourth quarter of 2009, we sold our 20% equity interest in CPC for $4.3 million. The sale of our equity interest caused us to deconsolidate CPC and to record a deferred gain of $2.8 million that will be recognized as income over a three-year period. As of September 30, 2010, we had $0.9 million of short-term deferred gain within Accrued liabilities and other and $1.0 million of long-term deferred gain within Other liabilities on our Consolidated Balance Sheets. During the three and nine months ended September 30, 2010, we recognized $0.2 million and $0.7 million of gain, respectively, within Other income on our Consolidated Income Statements.
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

Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three months ended	%of Total	Three months ended	%of Total	Change
	September 30, 2010	Revenue	September 30, 2009	Revenue	Amount	%
Revenues	$175,098	100.0%	$182,716	100.0%	$(7,618)	(4.2)
Operating Expenses
Interchange	97,200	55.5	101,975	55.8	(4,775)	(4.7)
Other costs of services	54,069	30.9	56,151	30.7	(2,082)	(3.7)
Selling, general and administrative	3,766	2.2	5,145	2.8	(1,379)	(26.8)

Total operating expenses	155,035	88.5	163,271	89.4	(8,236)	(5.0)

Income from operations	20,063	11.5	19,445	10.6	618	3.2
Other expenses
Interest expense, net	11,477	6.6	11,559	6.3	(82)	(0.7)
Other expenses, net	608	0.3	308	0.2	300	97.4

Total other expense	12,085	6.9	11,867	6.5	218	1.8

Income before income taxes and earnings attributable to noncontrolling interests	7,978	4.6	7,578	4.1	400	5.3
Income tax provision	2,761	1.6	2,833	1.6	(72)	1.0

Net Income	5,217	3.0	4,745	2.6	472	9.9

Less: Net income attributable to noncontrolling interests	—	—	(1,004)	(0.5)	1,004	(100.00)

Net income income attributable to iPayment, Inc.	$5,217	3.0	$3,741	2.0	$1,476	39.5

     Revenues. Revenues decreased 4.2% to $175.1 million in the third quarter of 2010 from $182.7 million during the same period in 2009. The decrease in revenues was largely due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Revenues decreased 0.4% to $175.1 million in the third quarter of 2010 from $175.8 million during the same period in 2009 when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. Our merchant processing volume, which represents the total value of transactions processed by us, declined 5.2% to $5,718 million during the third quarter of 2010 from $6,030 million during the same period in 2009, due to a diminished merchant base following the recession.
     Interchange Expenses. Interchange expenses decreased 4.7% to $97.2 million in the third quarter of 2010 from $102.0 million during the same period in 2009. Interchange expenses decreased due to decreased charge volume and due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Interchange expenses decreased 1.5% to $97.2 million in the third quarter of 2010 from $98.6 million during the same period in 2009 when the interchange expenses related to CPC are removed and we include the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.
     Other Costs of Services. Other costs of services decreased 3.7% to $54.1 million in the third quarter of 2010 from $56.2 million during the same period in 2009. The decline in Other costs of services was due to the deconsolidation of CPC, decreases in depreciation and amortization expense and processing costs, partially offset by increases in sales expenses and network fees.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 26.8% to $3.8 million in the third quarter of 2010 as compared to $5.1 million during the same period in 2009. The decrease was due to reduced direct selling expenses resulting from the disposition of our equity interest in CPC during the fourth quarter of 2009. Selling, general and administrative expenses increased 27.0% to $3.8 million in the third quarter of 2010 as compared to$3.0 million for the same period in 2009 without selling, general and administrative expenses related to CPC. The increase was due to increased compensation expense in 2010.
     Other Expense. Other expenses increased to $12.1 million in the third quarter of 2010 from $11.9 million during the same period in 2009. Interest expense during the third quarter of 2010 decreased $0.1 million from the same period in 2009, reflecting lower funded debt and a lower average interest rate. This decrease was offset by an increase in Other expense. Other expense during the third quarter of 2010 increased $0.3 million from the same period in 2009, primarily due to increased professional fees.

     Income Tax. Income tax expenses were $2.8 million in the third quarter of 2010 compared to a $2.8 million during the same period in 2009. Our effective income tax rate was 34.6% for the third quarter of 2010 compared to 37.3% for the same period in 2009. Due to our adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), now included in ASC 810, our income before income taxes in 2009 included 100% of earnings of our former joint venture, CPC, but our income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC. Consequently, our effective tax rate increased as a result of our sale of our equity interest in CPC in the fourth quarter of 2009. However, this increase was offset by the reversals of accruals related to certain state tax disputes in the third quarter of 2010. Excluding these items, our effective income tax rate would have been 40.7% for the third quarter of 2010.
     Noncontrolling Interests. There was no net income attributable to noncontrolling interest in the third quarter of 2010, following the sale of our interest in CPC during the fourth quarter of 2009. Net income attributable to noncontrolling interests during the third quarter of 2009 was $1.0 million.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine months ended	%of Total	Nine months ended	%of Total	Change
	September 30, 2010	Revenue	September 30, 2009	Revenue	Amount	%
Revenues	$518,571	100.0%	$543,513	100.0%	$(24,942)	(4.6)
Operating Expenses
Interchange	286,741	55.3	302,459	55.6	(15,718)	(5.2)
Other costs of services	160,270	30.9	173,263	31.9	(12,993)	(7.5)
Selling, general and administrative	10,157	2.0	14,106	2.6	(3,949)	(28.0)

Total operating expenses	457,168	88.2	489,828	90.1	(32,660)	(6.7)

Income from operations	61,403	11.8	53,685	9.9	7,718	14.4
Other expenses
Interest expenses, net	34,296	6.6	34,909	6.4	(613)	(1.8)
Other expenses, net	980	0.3	1,398	0.3	(418)	(29.9)

Total other expenses	35,276	6.8	36,307	6.7	(1,031)	(2.8)

Income before income taxes	26,127	5.0	17,378	3.2	8,749	50.3
Income tax provision	10,380	2.0	6,428	1.2	3,952	61.5

Net Income	15,747	3.0	10,950	2.0	4,797	43.8
Less: Net income attributable to noncontrolling interests	—	—	(3,196)	(0.6)	3,196	(100.00)

Net income attributable to iPayment, Inc.	$15,747	3.0	$7,754	1.4	$7,993	103.1

     Revenues. Revenues decreased 4.6% to $518.6 million in the first nine months of 2010 from $543.5 million during the same period in 2009. Revenues decreased 1.4% to $518.6 million in the first nine months of 2010 from $526.2 million during the same period in 2009 when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. Our merchant processing volume, which represents the total value of transactions processed by us, declined 4.2% to $17,111 million during the first nine months of 2010 from $17,859 million during the same period in 2009, due to a diminished merchant base following the recession.
     Interchange Expenses. Interchange expenses decreased 5.2% to $286.7 million in the first nine months of 2010 from $302.5 million during the same period in 2009. Interchange expenses decreased due to decreased charge volume and due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Interchange expenses decreased 2.7% to $286.7 million in the first nine months of 2010 from $294.7 million during the same period in 2009 when the interchange expenses related to CPC are removed and we include the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.
     Other Costs of Services. Other costs of services decreased 7.5% to $160.3 million in the first nine months of 2010 from $173.3 million during the same period in 2009, corresponding with lower revenues. The decline in Other costs of services was due to the deconsolidation of CPC, decreases in depreciation and amortization expense and processing costs, partially offset by increases in sales expenses and network fees.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 28.0% to $10.2 million in the first nine months of 2010 compared to $14.1 million during the same period in 2009. The decrease was due to reduced direct selling expenses resulting from the disposition of our equity interest in CPC during the fourth quarter of 2009. Selling, general and administrative expenses increased 11.0% to $10.2 million in the first nine months of 2010 compared to $9.2 million without selling, general and administrative expenses related to CPC. The increase was due to increased compensation expense in 2010.
     Other Expenses. Other expenses decreased to $35.3 million in the first nine months of 2010 from $36.3 million during the same period in 2009. Interest expenses during the nine months ended September 30, 2010 decreased $0.6 million from the same period in 2009, reflecting lower funded debt and a lower average interest rate. Other expense during the nine months ended September 30, 2010 decreased $0.4 million from the same period in 2009, due to $0.7 million of other income recognized related to the deferred gain from the sale of CPC, partially offset by increased professional fees.
     Income Tax. Income tax expenses increased to $10.4 million in the first nine months of 2010 from $6.4 million during the same period in 2009. The change was primarily due to an increase in taxable income. Income tax expenses as a percentage of income before taxes was 39.7% during the first nine months of 2010 as compared to 36.7% during the same period in 2009. Due to our adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), now included in ASC 810, our income before income taxes in 2009 included 100% of earnings of our former joint venture, CPC, but our income tax expense does not include any tax expense on the noncontrolling interests’ share of earnings of CPC. Consequently, our effective tax rate increased as a result of our sale of our equity interest in CPC in the fourth quarter of 2009.
     Noncontrolling Interests. There was no net income attributable to noncontrolling interest in the first nine months of 2010, following the sale of our interest in CPC during the fourth quarter of 2009. Net income attributable to noncontrolling interests during the first nine months of 2009 was $3.2 million.
Liquidity and Capital Resources
     As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of less than $0.1 million. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had a net working capital deficit (current liabilities in excess of current assets) of $5.6 million as of September 30, 2010, compared to $6.6 million as of December 31, 2009. The working capital increase consisted primarily of paydowns of accrued liabilities and other of $5.5 million using cash flows from operations, a reduction in income taxes payable of $0.4 million, and a reduction of accounts payable of $1.9 million, partially offset by an increase in accrued interest of $4.6 million and a reduction in accounts receivable of $1.9 million.
     We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. See “Contractual Obligations” below for a description of future required uses of cash.
     We have significant outstanding long-term debt as of September 30, 2010. The terms of our long-term debt contain various nonfinancial and financial covenants as further described below. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become immediately due and payable. Our debt-to-EBITDA ratio was 5.14 to 1.00 as of September 30, 2010, compared to the allowed maximum of 5.25 to 1.00 as of September 30, 2010. While we believe we will continue to meet our debt covenants in the foreseeable future, including for the year ending December 31, 2010, our debt-to-EBITDA ratio is currently expected to remain close to the allowed maximum throughout 2010. Our required debt-to-EBITDA ratio will be 4.75 to 1.00 at December 31, 2010. The recessionary environment and credit contraction in 2009 affected cardholder spending behavior. Industry charge volume and our charge volume weakened in 2009. During 2009, we also noted decreases in average transaction values and increases in the attrition of our various merchant portfolios. These trends moderated in 2010. There is, however, a risk that we may experience these negative trends in the future, which would lead to deterioration in our operating performance and cash flow, and that our actual financial results during 2010 could be worse than currently expected. If such deterioration were to occur, there is a possibility we may experience noncompliance with our debt covenants. Any amendment to or waiver of our debt covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.
Operating activities
     Net cash provided by operating activities was $43.3 million during the first nine months of 2010, consisting of net income of $15.7 million adjusted by depreciation and amortization of $30.5 million, non-cash interest expense of $1.9 million, non-cash loss on disposal of property and equipment of $0.3 million, and a net unfavorable change in operating assets and liabilities of $5.1 million. The net unfavorable change in operating assets and liabilities was primarily caused by decreases in accrued liabilities and other composed primarily of payments of accrued bonuses, decreases in accounts payable due to the seasonality of the timing of payments and decreases in income taxes payable due to tax payments made in the first nine months of 2010.
     Net cash provided by operating activities was $47.1 million during the first nine months of 2009, consisting of net income of $11.0 million adjusted by depreciation and amortization of $34.9 million, non-cash interest expense of $1.9 million and a net unfavorable change in working capital of $0.7 million due primarily to the net payment of the tax liability of $5.4 million.
Investing activities
     Net cash used in investing activities was $7.0 million during the first nine months of 2010. Net cash used in investing activities consisted of $4.9 million of payments for contract modifications for prepaid residual expenses and $2.2 million of capital expenditures. We currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $3.3 million during the first nine months of 2009. Net cash used in investing activities consisted of a $4.1 million reduction in investments in merchant advances, $2.7 million paid for earnout payments associated with acquisitions from a prior period, $3.4 million of payments for contract modifications for prepaid residual expenses, $0.9 million of capital expenditures, and $0.3 million paid for the acquisition of a merchant portfolio. The reduction in investments in merchant advances was due to the Company’s decision to discontinue making new advances under the program in the fourth quarter of 2008.
Financing activities
     Net cash used in financing activities was $36.4 million during the first nine months of 2010, consisting of $35.4 million of net repayments on our long-term debt and $1.0 of dividends paid to our parent company, iPayment Investors, LP.
     Net cash used in financing activities was $46.4 million during the first nine months of 2009, primarily consisting of $47.0 million of net repayments on our long-term debt and $2.6 million of distributions paid to the majority shareholders of our former joint venture, CPC, partially offset by borrowings under our revolving credit facility of $3.2 million.
     See Note 4 to the Consolidated Financial Statements for further detail on the Company’s long-term debt.
Contractual Obligations
     The following table of our material contractual obligations as of September 30, 2010, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. We currently have no contingent payments in connection with earnouts related to completed acquisitions.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Credit Facility	$423,188	$—	$423,188	$—	$—
Senior Subordinated Notes	194,500	—	—	194,500	—
Interest (1)	97,928	32,428	53,648	11,852	—
Operating lease obligations	8,926	1,347	2,128	1,783	3,668
Purchase obligations (2)(3)(4)	10,713	5,860	4,853	—	—

Total contractual obligations	$735,255	$39,635	$483,817	$208,135	$3,668

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of September 30, 2010, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 in our consolidated financial statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transactions processors and third-party service providers.

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

(4)	We have agreed to utilize First Data to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of September 30, 2010, and are excluded from this table.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. As of September 30, 2010, $423.1 million of our outstanding indebtedness was at variable interest rates based on LIBOR. Of this amount, $260.0 million was effectively fixed through the use of interest rate swaps that expire on December 31, 2010. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $3.6 million.
     We hold certain derivative financial instruments for the sole purpose of hedging our exposure to interest rate risk. We do not hold any other derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4.	Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the first three fiscal quarters of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Bruns v. E-Commerce Exchange Inc., et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500) (the “Bruns Lawsuit”) / and related case Truck Insurance Exchange, v. E-Commerce Exchange, Inc.; et al, Superior Court of Orange County, State of California, Civil Action No. 30-2010- 00340649 (the “TIC Declaratory Action”)
     The Bruns lawsuit and the related declaratory judgment action filed by Truck Insurance Exchange (“TIC”) against E-Commerce Exchange, Inc. (“ECX”) and Dana Bruns (individually and as alleged class representative of all others similarly situated) (the “TIC Declaratory Action”) were last updated in our Quarterly Report for the first quarter ended March 31, 2010, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2010. Since we last reported on the TIC Declaratory Action, a Case Management Conference was held on August 24, 2010. Following the Case Management Conference, the Court set a trial date for May 16, 2011.
     Although we currently intend to vigorously defend ourselves in the TIC Declaratory Action and currently believe that we have meritorious defenses to the claims asserted, at this time the ultimate outcome of the TIC Declaratory Action and our potential liability associated with such, or the likely effect it may have on our defense of the underlying Bruns lawsuit and the claims asserted against us, cannot be predicted with certainty, and there can be no assurance that we will be successful or prevail in our defenses, or in the event that we are not successful, that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
L. Green d/b/a Tisa’s Cakes v. Northern Leasing Systems, Inc., Online Data Corporation, and iPayment, Inc.,, United States District Court, Eastern District of New York, Case No. 09CV05679-RJD-SMG.
     This matter was last updated in our Quarterly Report for the second quarter ended June 30, 2010, filed on Form 10-Q with the Securities and Exchange Commission on August 13, 2010. As previously reported, this matter relates to a purported class action lawsuit filed by plaintiff L. Green d/b/a Tisa’s Cakes in December 2009 in the U.S. District Court for the Eastern District of New York, naming us, Online Data Corporation (“ODC”) (one of our subsidiaries), and Northern Leasing Systems, Inc. (“NLS”) as defendants (the “Original Complaint”). As we last reported, we filed a motion to dismiss Counts One (violation of New York Consumer Protection Law Gen. Bus. Law § 349) and Two (unjust enrichment) of plaintiff’s Original Complaint. Since we last reported on this matter, on August 27, 2010 a Court conference was held regarding our motion to dismiss. At the August 27, 2010 conference, the Court did not issue a ruling on our motion to dismiss nor did it set a hearing date for our motion to dismiss. Shortly after the August 27, 2010 conference, Plaintiff, on September 8, 2010, filed a First Amended Class Action Complaint (“FAC”). The FAC is similar to the Original Complaint, but has two significant differences. First, it does not include Northern Leasing Systems, Inc., as a defendant. Second, it does not include the New York Consumer Protection claim that was initially included in the Original Complaint, and contains claims only for unjust enrichment and for a declaratory judgment. On October 8, 2010, we filed a motion to dismiss Count One (unjust enrichment) of plaintiff’s FAC. Plaintiff filed its opposition to our motion to dismiss on November 3, 2010, and our reply to Plaintiff’s opposition is due on or before November 19, 2010.
     Although we currently intend to continue to vigorously defend ourselves and currently believe that we have meritorious defenses to the claims asserted, at this time the ultimate outcome of the lawsuit and our potential liability associated with the claims asserted against us cannot be predicted with certainty, and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
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
     These related matters were last updated in our Quarterly Report for the second quarter ended June 30, 2010, filed on Form 10-Q with the Securities and Exchange Commission on August 13, 2010. As previously reported, these matters relate to a lawsuit filed in January 2005 in North Carolina by plaintiff Sharyn’s Jewelers, LLC, a merchant, naming as defendants, iPayment, Inc. and iPayment of Valencia (the “iPayment Defendants”) and third parties Vericomm, and JPMorgan Chase Bank (“Chase”) and a subsequent “default judgment” entered against us (and Vericomm), in the amount of $359,700 (the “North Carolina Judgment”). Plaintiff assigned its North Carolina Judgment to Judgment Recovery Group, LLC (“JRG”) who commenced an action in California state court for entry of sister state judgment, which it obtained on June 12, 2009, against Vericomm in the amount of $93,500 and against the iPayment Defendants, jointly and severally, in the amount of $452,800 (the “California Amended Judgment”). JRG subsequently commenced a related action in California state court for entry of sister state judgment, as amended, against Vericomm in the amount of $98,744 and against the iPayment Defendants, jointly and severally, in the amount of $478,010, which the Court entered on May 13, 2010 (the “May 2010 California Judgment”). Since we last updated this matter, on September 15, 2010, we and JRG executed formal settlement documents providing for the complete settlement of all claims of JRG against the iPayment Defendants in the related subject litigation matters (the “Subject Litigation”), including for any and all amounts payable or owed by the iPayment Defendants (but not Vericomm) under the North Carolina Judgment, the California Amended Judgment and/or the May 2010 California Judgment (the “Judgments”), with full mutual releases between the iPayment Defendants and JRG as to all claims and all matters in the Subject Litigation, and requiring JRG to file Acknowledgments of Satisfaction of Judgment as to the iPayment Defendants for each and all of the Judgments.
     Accordingly, these related litigation matters are completely settled as between us (iPayment and iPayment of Valencia) and JRG, and all claims against us in the Subject Litigation, including the Judgments against us (iPayment and iPayment of Valencia), have been fully settled and released. The terms of the settlement did not have a material adverse effect on our business, financial condition or results of operations.
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
     As further described in Note 11 to the Consolidated Financial Statements, a trustee has been appointed to administer the estate of Mr. Daily, our Chairman and Chief Executive Officer, in connection with his filing for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As was stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the appointment of a trustee by the bankruptcy court could result in one or more of the change of control events under our senior secured credit facility, which would constitute an event of default under our senior secured credit facility. An event of default resulting from a change of control permits the required lenders to accelerate the maturity of our borrowings and terminate commitments to lend. An acceleration of our senior secured credit facility would constitute an event of default under the indenture governing our senior subordinated notes and could result in the acceleration of the senior subordinated notes. If an event of default under our senior secured credit facility were to occur, we could seek the consent of the required lenders to waive the event of default or attempt to refinance such facility, but there can be no assurance that we would be able to do so. Current market conditions may make it particularly difficult and expensive to obtain any such waiver or to refinance our existing debt and, if we were able to do so, our indebtedness may subject us to more onerous terms. These consequences of a change of control could have a material adverse effect on our liquidity, financial condition or results of operations.
Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may have an unfavorable impact on our financial results.
     We are subject to regulations that affect the electronic payments industry. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines which could have an adverse effect on our financial condition. We are subject to U.S. financial services regulations, a myriad of consumer protection laws, escheat regulations, and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. We are also subject to the card network rules of Visa, MasterCard, and of various other credit and debit networks. Furthermore, we are subject to the Housing Assistance Tax Act of 2008, which requires information returns to be made for each calendar year by merchant acquiring entities starting in 2011.
     Interchange fees (which are typically paid by the acquirer to the issuer in connection with transactions) are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the

“Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including restricting debit card fees paid by merchants to issuer banks and allowing merchants to offer discounts for different payment methods. The impact of the Dodd-Frank Act on the Company is difficult to estimate, in part because regulations need to be developed by the Federal Reserve Board, with respect to interchange fees.
     Regulatory actions such as these, even if not directed at us, may require us to make significant efforts to change our products and may require that we change how we price our services to customers. These regulations may adversely affect the Company’s business or operations, directly or indirectly.
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

iPayment, Inc.
Date: November 12, 2010	By:	/s/ Gregory S. Daily
Gregory S. Daily
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Mark C. Monaco
Mark C. Monaco
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.