Form 10-K
period 2010-12-31
IPAYMENT INC
filed 2011-03-21
CIK 1140184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a Smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010, was NONE. There is no trading market for the common stock of the Registrant.
Number of shares of the registrant’s common stock outstanding as of March 21, 2011, was 100.
Documents incorporated by reference: NONE

Caution Regarding Forward-Looking Statements	3

PART I	4

ITEM 1. BUSINESS	4

ITEM 1A. RISK FACTORS	12

ITEM 1B. UNRESOLVED STAFF COMMENTS	24

ITEM 2. PROPERTIES	24

ITEM 3. LEGAL PROCEEDINGS	24

ITEM 4. (REMOVED AND RESERVED)	26

PART II	27

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	27

ITEM 6. SELECTED FINANCIAL DATA	27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	63

ITEM 9A. CONTROLS AND PROCEDURES	63

ITEM 9B. OTHER INFORMATION	64

PART III	64

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	64

ITEM 11. EXECUTIVE COMPENSATION	66

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	69

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	69

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	69

PART IV	71

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	71
EX-10.6
EX-10.7
EX-10.8
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-21.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Caution Regarding Forward-Looking Statements
     This Form 10-K contains forward-looking statements about iPayment, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. For example, statements in the future tense, words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” and other words and terms of similar substance used in connection with any discussion of future results, performance or achievements identify such forward-looking statements. Those forward-looking statements involve risks and uncertainties and are not guarantees of future results, performance or achievements, and actual results, performance or achievements could differ materially from the Company’s current expectations as a result of numerous factors, including those discussed in the “Risk Factors” section in Item 1A of this Form 10-K and elsewhere in this Form 10-K.
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially. These risks and uncertainties include but are not limited to the following: merchant transaction volume; liability for merchant chargebacks; violations of covenants governing the Company’s indebtedness; weakening consumer spending and a generally weak economy; actions taken by its bank sponsors; merchant attrition; the Company’s reliance on card payment processors and on independent sales groups (“ISGs”); changes in interchange fees; changes in government regulations; risks associated with the unauthorized disclosure of data; imposition of taxes on Internet transactions; actions by the Company’s competitors; and risks related to the integration of companies and merchant portfolios the Company has acquired or may acquire. Any forward-looking statements contained in this Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date of this Form 10-K.
     Throughout this document, the terms “iPayment,” the “Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc., and, unless the context indicates otherwise, its consolidated subsidiaries.

PART I
ITEM 1. BUSINESS
General
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. During December 2010, we generated revenue from approximately 172,000 small merchants located across the United States. Of these merchants, approximately 133,000 were active merchants. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month. The small merchants we serve have an average charge volume of approximately $170,000 per year and typically have an average transaction value of approximately $67. Small merchants, such as those served by the Company, have historically paid higher fees per transaction than larger merchants because they are difficult to identify and service, and their businesses are more likely to fail than larger merchants.
     Our payment processing services enable merchants to accept credit cards as well as other forms of card-based payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or “swipe,” transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone.
     We believe our experience and knowledge in providing payment processing services to small merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to small businesses. In order to identify small merchants, we market and sell our services primarily through independent sales groups, or ISGs, which are non-employee, external sales organizations. We also sell our services through a direct sales force operating out of one of our subsidiaries, CardPayment Solutions, LLC. Our relationships with the ISGs allow us to access a large and experienced sales force with a local presence, providing access to small merchants over a broad geographic area without incurring the additional overhead costs associated with an internal sales force. ISGs and sales agents may market and sell our services to merchants under their own brand name. We enable merchants to accept credit and debit cards as payment for their merchandise and services by providing processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. In addition, we rely on third-party processors to provide card authorization and data capture, and banks to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We believe that this structure allows us to maintain an efficient and flexible operating structure, and enables us to easily expand our operations without significantly increasing our fixed costs.
     The Nilson Report, a publication specializing in consumer payment systems worldwide, listed us in its 2009 ranking of the top bank card acquirers (or owners of merchant card processing contracts) as one of the largest providers of card-based payment processing services in the United States. Due to the challenging economic environment, our merchant processing volume, which represents the total value of transactions processed by us, declined to $22.7 billion in 2010 compared to $23.5 billion in 2009. Corresponding to the decrease in charge volume, our revenues also decreased. We currently expect this trend to moderate in 2011. We also believe our ability to recruit and retain ISGs, combined with our experience in identifying, completing and integrating acquisitions, provides us with significant opportunities for future growth in an economic recovery.
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
     In connection with the transaction with FDMS, we also entered into service agreements (the “Service Agreements”) with FDMS pursuant to which FDMS agreed to perform certain data processing and related services with respect to the merchant contracts acquired through 2011. We are required to pay FDMS an annual processing fee through 2011 related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio. The minimum fee for 2011 will be at least 70% of such fee paid to FDMS in 2010, or at least $3.8 million. We are also required to pay FDMS certain additional amounts in accordance with the terms of the Service Agreements, including certain special fees for amounts paid to third-party providers. We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year until December 31, 2011 and are required to pay FDMS an amount representing the fees that it would have received if we had submitted the required minimum number of transactions, which for 2010 was 15.1 million transactions. We do not currently expect that we will be required to pay such additional fee based on our present business plan.
Industry Overview
     The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has generally increased steadily over the last ten years and is expected to continue to increase. According to The Nilson Report, in 2009, merchant locations in the United States generated approximately $3.3 trillion of total purchases by U.S. consumers using card-based systems (excluding retail store cards). According to this report, total card-based purchases are expected to grow to approximately $5.7 trillion by 2015, representing a compound annual growth rate of approximately 11.6% from 2009 to 2015. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive.
     We focus exclusively on the small merchant segment, which we believe generates a disproportionate amount of the payment processing industry’s net revenue.
Services
     We provide a comprehensive solution for merchants accepting electronic and other payments, including the various services described below:
     Application Evaluation Underwriting. We recognize that there are varying degrees of risk associated with different merchant types based on industry, the nature of their businesses, processing volume and average transaction amounts. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchant accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. The results of this review serve as the basis for our decision whether to accept or reject a merchant account and also provide the criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing. Once aggregated, these criteria also assist us in monitoring transactions for those accounts when an account exceeds pre-determined criteria.
     Merchant Set-up and Training. After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s payment card terminal or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as debit cards and any other payment cards, such as American Express, Discover and Diners Club, to the extent provided for in the contract. The configuration might also accommodate check verification and gift and loyalty programs. If a merchant requires a pin-pad to accept debit cards, the configuration allows for the terminal or computer to communicate with the peripheral device. After the download has been completed, we conduct a training session on use of the products.
     Transaction Processing. A transaction begins with authorization of the customer’s credit or debit card. The transaction data is captured by the processor and electronically transmitted to the issuer of the card, which then determines the availability of credit or debit funds. The issuer then communicates an approval decision back to the merchant. This process typically takes less than five seconds. After the transaction is completed, the final transaction data is transmitted to the card issuer for settlement of funds. Generally, we outsource these authorization and capture services to third-party processors such as FDMS.
     Risk Management/ Detection of Fraudulent Transactions. Our risk management staff relies on the criteria set by our underwriting department to assist merchants in identifying and avoiding fraudulent transactions by monitoring exceptions and providing access to other resources for fraud detection. By employing these and other risk management procedures, we enable our merchants to balance the risk of fraud against the loss of a valid transaction.
     Merchant Service and Support. We provide merchants with ongoing service and support. Customer service and support includes: answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repairing equipment, educating merchants on general industry compliance, and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line staffed by our customer service representatives. The information access and retrieval capabilities of our proprietary decision support systems provide our customer service representatives prompt access to merchant account information and customer call history. This data allows them to quickly respond to customer inquiries relating to fees, charges and funding of accounts as well as technical issues.
     Chargeback Service. In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and as accurately as possible. Before instructing the cardholder’s bank to debit the merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved in favor of the cardholder, the transaction is charged back to the merchant and correspondingly credited to the cardholder. For the year ended December 31, 2010, chargeback losses were approximately 1.5 basis points of our total charge volume.

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
     The transactions for which we provide processing services involve the following third parties:
     Merchants. Merchants, who are our customers, are the businesses that accept payment cards, including Visa and MasterCard, as payment for their merchandise and services.
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
     The following diagram illustrates a typical relationship among our Company and a merchant, a processing vendor and a sponsoring bank:
     We derive the majority of our revenues from fee income related to transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a fixed fee per transaction. The percentage we charge varies upon several factors, including the transaction amount, as well as whether the transaction process is a swipe transaction or a non-swipe transaction. On average, the gross revenue we generate from processing transactions equals approximately $3.00 for every $100 transaction we process, excluding costs and expenses. The following diagram illustrates the portion of a typical transaction amount paid to the processing bank, the Visa and MasterCard card associations and us:
An Example of a Typical $100 Transaction

Purchase Amount	$100.00

Less Cash to Merchant	(97.00)

iPayment Gross Revenue	$3.00

Less: Interchange	(1.75)

Less: Network dues and assessments and bank processing fees	(0.21)

Average iPayment Net Settlement	$1.04

Less: Other Transaction Costs	(0.61)

Average iPayment Processing Margin	$0.43

Distribution of $3.00 Revenue
     Visa and MasterCard card-based payment transactions represent approximately 80% of the total card transaction volume generated by our merchant accounts.
Marketing and Sales
     We market and sell our services to merchants throughout the United States primarily through a network of ISGs, which are non-employee, external sales organizations with which we have contractual relationships. These relationships are typically mutually non-exclusive, permitting us to establish relationships with multiple ISGs and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our ISGs to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. In addition, we believe we offer the ISGs more rapid and consistent review of merchant applications than may be available from other service providers. Additionally, in certain circumstances, we offer our sales organizations tailored compensation programs and unique technology applications to assist them in the sales process. We keep an open dialogue with our ISGs to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring our merchants do not unduly suffer downtime or the unnecessary withholding of funds.
     As compensation for their referral of merchant accounts, we pay our ISGs an agreed-upon residual, or percentage of the processing income we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our ISGs varies on a case-by-case basis and depends on several factors, including the number and type of merchants each group refers to us. We provide additional incentives to our ISGs, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2010, we had outstanding loans to ISGs in an aggregate amount of $1.3 million. We may decide to loan additional amounts in the future. We have a limit of $20.0 million on the amount of loans we may make to ISGs in accordance with the terms of our senior secured credit facility. The notes representing these loans bear interest in amounts ranging from 5% to 15% and are due through 2014. We secure the loans by attaching the ISGs’ assets, including the rights they have to receive residuals and fees generated by the merchants they refer to us, any other accounts receivable and, in certain cases, by obtaining personal guarantees from the individuals who operate the ISGs.
Relationships with Sponsors and Processors
     In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an independent sales organization and with MasterCard as a member service provider.
     Sponsoring Banks. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo. The initial term of our agreement with Wells Fargo lasts through December 2014 and will thereafter automatically continue unless either party provides the other at least six months notice of its intent to terminate. Typically, the sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing its services under the agreement. The agreements generally define a material breach as a failure to perform a material obligation under the agreement, specifically any breach of any warranty, representation or covenant or condition or term of the agreement, such as noncompliance with applicable laws, failure to provide relevant documentation as to certain account related data, failure to provide a marketing plan upon request, failure to maintain a transfer account or failure to pay for services. From time to time, we may enter into agreements with additional banks. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks, including our agreement with Wells Fargo, provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of ISGs. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we guarantee that any of our sponsoring banks will not terminate their sponsorship of us in the future or seek to modify their agreement with us in a manner that may adversely affect our ability to process bankcard transactions or otherwise operate our business.
     Processing Vendors. We have agreements with several processing vendors to provide us with, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor is FDMS. Under our service contracts with FDMS, we have undertaken to process 75% of our annual transactions through FDMS. If we process less than the minimum number of transactions, we are required to pay FDMS the fees that it would have received if we had submitted the required minimum number of transactions. Each of the FDMS agreements may be terminated by FDMS if, among other things, (i) we fail to comply with certain requirements of the agreements (including, but not limited to, failing to pay any amount due under the agreements) and we do not cure such failure within 30 days after receipt of written notice of such failure, (ii) certain insolvency events occur with respect to us, (iii) we fail to maintain our good standing in the Visa or MasterCard associations or (iv) FDMS terminates all of our customer accounts pursuant to the agreements. We may terminate each of the agreements if, among other things, (i) certain insolvency events occur with respect to FDMS, (ii) FDMS materially breaches any of the terms, covenants or conditions of the agreements and fails to cure such breach within 30 days following receipt of written notice thereof, or (iii) under certain circumstances, FDMS is unable to perform interchange settlement services.
Our Merchant Base
     We serve a diverse portfolio of small merchants. As of December 31, 2010, we provided processing services to approximately 133,000 active small merchants located across the United States engaged in a wide variety of businesses. We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given month.

Primary Merchant Categories Based on Our Historical Charge Volume
     No single merchant accounted for more than 1% of our aggregate transaction volume for 2010. We believe that this merchant diversification makes us less sensitive to shifting economic conditions in the industries or regions in which our merchants operate. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
     Generally, our agreements with merchants are for one to three years and automatically renew for additional one year periods unless otherwise terminated. Our sponsoring banks are also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments, and fees associated with their merchant account, and in some cases, annual fees and other fees, including early termination fees. Generally, the sponsoring bank may terminate its agreement with a merchant for any reason on 30 days notice and immediately upon a breach by the merchant of any of its terms. The merchant may terminate such agreement on 30 days notice, subject to the payment of any applicable early termination fees. Generally, the agreement may not be assigned by the merchant without the prior written consent of the sponsoring bank.
     Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants whose accounts we service makes them less likely to change providers because of the inconvenience associated with a transfer. During 2010, we experienced monthly volume attrition ranging from 1.0% to 2.0% of our total annual charge volume on our various merchant portfolios. Declining merchant charge volume due to weak general economic conditions may increase attrition. The primary cause of our attrition is small business customers that ultimately fail. Small businesses typically fail at a greater rate than larger established businesses.
     We believe that we have extensive experience and resources which allow us to assess the risks associated with providing payment processing services to small merchants. These risks include the limited operating history of many of the small merchants we serve and the risk that these merchants are typically subject to a higher rate of insolvency, which could adversely affect us financially.
Risk Management
     As a result of our exposure to potential liability for merchant fraud, chargebacks, and other losses created by our merchant services business, we view our risk management practices as integral to our operations and overall success.
     As of December 31, 2010, we had a staff of 33 employees dedicated to risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchant customers and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud, established as a result of our management’s extensive experience with higher risk market segments, has resulted in our development and implementation of highly effective risk management and fraud prevention systems and procedures.

     We employ the following systems and procedures to minimize our exposure to merchant fraud and transaction-based fraud:
     Underwriting. Our sales agents send new applications to our underwriting department for their review and screening. All of our underwriters have previous industry underwriting experience and have the authority to render judgment on new applications. Our underwriters also take additional actions such as adjusting aggregate processing and average charge per transaction limits, or establishing reserve requirements for new and existing merchants, as they deem appropriate. We obtain a personal guaranty from most of the owners of new merchants we enroll.
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
     Merchant Monitoring. We provide several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is downloaded to our iWorkflow system from our third-party processors such as FDMS and is sorted into a number of customized reports by our proprietary systems. Our risk management team generates daily reports that highlight all exceptions to the established daily merchant parameters such as average ticket size, total processing volume or expected merchandise returns.
     Risk Review Department. We have established an in-house risk review department that monitors the sales activities of all of the merchants that we service. The risk review department conducts background checks on these merchants, interviews merchants, anonymously purchases products and services, reviews sales records and follows developments in risk management procedures and technology.
     Investigation and Loss Prevention. If a merchant exceeds any approved parameter as established by our underwriting and/or risk management staff or violates regulations established by the applicable card association or the terms of our agreement with the merchant, an investigator will identify the incident and take appropriate action to reduce our exposure to loss, as well as the exposure of our merchants. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account.
     Reserves. Some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2010, our total reserve deposits were approximately $41.5 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our Consolidated Financial Statements.
     If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. After the chargeback occurs, we attempt to recover the chargeback either directly from the merchant or from the merchant’s reserve account. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank.
Technology
     In the course of our operations, we solicit, compile and maintain a large database of information relating to our merchants and their transactions. We place significant emphasis on providing a high level of security in order to protect the information of our merchants and their customers. We have complied with Visa and Mastercard’s security standards for the last six years. We have deployed the latest generation of network intrusion detection technology and system monitoring appliances to enhance our level of protection.
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
Competition
     The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:
•	quality and reliability of service;

•	ability to evaluate, undertake and manage risk;

•	ability to attract and retain sales organizations;

•	speed in approving merchant applications; and

•	cost to the customer.
     Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including FDMS, Bank of America, Chase Payment Solution, and Elavon, Inc., that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. This may allow our competitors to offer more attractive pricing to our current and prospective merchants, or other products or services that we do not offer. See Risk Factors “—The payment processing industry is highly competitive and such competition is likely to increase, which may further adversely influence our prices to merchants, and as a result, our profit margins.”
     We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants and ISGs, gives us a competitive advantage over larger competitors, which have a broader market perspective and priorities. We also believe that we have a competitive advantage over competitors of a similar or smaller size that may lack our extensive experience and resources.
Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we realize greater than 90% of our revenue and results of operations from one business segment representing processing revenues and other fees from card-based payments. During 2010, 2009 and 2008, no single merchant represented 3% or more of our revenues. All revenues are generated and all of our long-lived assets are located in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.
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
     On May 10, 2006, pursuant to an Agreement and Plan of Merger dated as of December 27, 2005, by and among two new entities, iPayment, Inc., MergerCo and iPayment Holdings, Inc., MergerCo was merged with and into iPayment, Inc., with iPayment, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of iPayment Holdings, Inc. Holdings is a wholly-owned subsidiary of iPayment Investors, which is a Delaware limited partnership formed by Gregory S. Daily, the Chairman and Chief Executive Officer of iPayment, Carl A. Grimstad, the President of iPayment, and certain parties related to them.
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
Employees
     As of December 31, 2010, we and our wholly-owned subsidiaries employed 334 full-time personnel, including 210 in operations, 72 in sales and administration, 33 in risk management, and 19 in information systems and technology employees. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.
Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.ipaymentinc.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).
ITEM 1A. RISK FACTORS
Risks Relating to our Indebtedness
Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our debtholders.
     As of December 31, 2010, we had consolidated debt of $625.0 million, $431.6 million of which was senior indebtedness. Our substantial indebtedness could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to the debtholders. Our substantial indebtedness, any new indebtedness we may incur and the resulting reduction in our available cash could also:
•	increase our vulnerability to adverse general economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund investments, capital expenditures, working capital and for other general corporate purposes;

•	limit our ability to make required payments under our existing contractual commitments (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”);

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to withstand competitive pressures;

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt than we have;

•	create a perception that we may not continue to support and develop certain products or services;

•	increase our exposure to rising interest rates because a significant portion of our borrowings is at variable interest rates; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot be sure that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our senior secured credit facility and senior subordinated notes. Revolving and term loans under the senior secured credit facility will mature in May of 2012 and 2013, respectively, and our senior subordinated notes will mature in May of 2014. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, and would depend upon the condition of the finance and credit markets.
Despite our level of indebtedness, our current credit arrangements allow us to incur substantially more debt. Incurring such debt could further exacerbate the risks to our financial condition.
     Although the indenture governing our senior subordinated notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. The indebtedness incurred in compliance with these restrictions could be substantial. For example, we are able to incur additional indebtedness if the “fixed charge coverage ratio,” as defined in the indenture governing our senior subordinated notes is above 2 to 1 for the periods set forth in the indenture, and, under certain circumstances, if the indebtedness is of a person acquired by us and we did not incur the indebtedness in contemplation of the acquisition. In addition, pursuant to the terms of the indenture governing our senior subordinated notes, we may incur additional indebtedness in an aggregate principal amount at any time outstanding of at least $50.0 million. As of December 31, 2010, we would have been able to borrow an additional $49.0 million under our senior secured credit facility, and we and the subsidiary guarantors may be able to incur additional senior debt in the future, including under the senior secured credit facility. To the extent new debt is added to our current debt levels, the risks we face related to our substantial leverage would increase.
The indenture governing our senior subordinated notes and the credit agreement governing the senior secured credit facility contain financial and other covenants that limit our flexibility and prevent us from taking certain actions.
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
     Our principal assets are the equity interests we hold, directly and indirectly, in our subsidiaries. Our subsidiaries are legally distinct from us and have no obligation to pay amounts due on our debt or to make funds available to us for such payment, other than through guarantees of our debt. Because much of our operations are conducted through our subsidiaries, our ability to service our indebtedness depends upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds, by our subsidiaries to us. Although our credit agreement governing our senior secured credit facility and the indenture that governs our senior subordinated notes limit the ability of our subsidiaries to enter into covenant restrictions on their ability to pay dividends and make other payments to us, these limitations are subject to a number of significant qualifications. If our subsidiaries do not have sufficient earnings or cannot distribute their earnings or other funds to us, our ability to service our indebtedness may be materially adversely affected.
Our senior subordinated notes and the related guarantees are subordinated in right of payment to all of our and the subsidiary guarantors’ existing and future senior debt, and are effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt.
     Our senior subordinated notes and the related guarantees rank junior in right of payment to all of our existing and future senior debt, including the borrowings under our senior secured credit facility, and all existing creditors and future senior debt of our subsidiary guarantors, respectively. As of December 31, 2010, we had approximately $431.6 million of debt that was senior to our senior subordinated notes and $49.0 million of additional borrowing available under our senior secured credit facility. We may also incur additional senior or secured debt in the future, consistent with the terms of the indenture governing our senior subordinated notes and our other debt agreements.
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
     We may not pay principal, premium, if any, interest or other amounts to the holders of our senior subordinated notes in the event of a payment default or other defaults permitting the acceleration of our designated senior indebtedness, including debt under the senior secured credit facility, unless the designated senior indebtedness has been paid in full, the default has been cured or, in the case of any such nonpayment defaults, a designated period of time has passed.
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
     In addition, a legal challenge of a guarantee on fraudulent transfer grounds will focus on, among other things, the benefits, if any, realized by the relevant subsidiary guarantor as a result of the issuance of our senior subordinated notes. The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the governing law. Generally, however, a subsidiary guarantor would be considered insolvent if:
•	the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets; or

•	the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
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
     All of our issued and outstanding equity interests are held indirectly by iPayment Investors, a limited partnership controlled jointly by Gregory S. Daily, our Chairman and Chief Executive Officer, and Carl A. Grimstad, our President. Messrs. Daily and Grimstad own substantially all of the economic interests in iPayment Investors, and are the sole members of the board of directors of its general partner and our board of directors. Circumstances may occur in which the interests of iPayment Investors and its equity holders could be in conflict with the interests of the holders of our senior subordinated notes. Moreover, iPayment Investors’ equity holders may have interests in their other respective investments that could also be in conflict with the interests of the holders of our senior subordinated notes. In addition, iPayment Investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to holders of our senior subordinated notes. For example, iPayment Investors and its equity holders may cause us to pursue a growth strategy (including acquisitions which are not accretive to earnings), which could impact our ability to make payments under the indenture governing our senior subordinated notes and the senior secured credit facility or cause a change of control. In July 2006, iPayment Investors issued $75.0 million of notes payable in 2014, which are subordinated to all debt issued by us, and the net proceeds of which were used by iPayment Investors to pay a dividend to its equity holders. To the extent permitted by the indenture governing our senior subordinated notes and the senior secured credit facility, iPayment Investors may cause us to pay dividends rather than make capital expenditures.

In the event of a change of control, we may not be able to repurchase our senior subordinated notes as required by the indenture, which would result in a default under our indenture.
     Upon a change of control under the indenture, we will be required to offer to repurchase all of our senior subordinated notes then outstanding at a purchase price equal to not less than 101% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the repurchase date. Our senior secured credit facility provides that certain change of control events will be an event of default that will permit the required lenders to accelerate the maturity of all borrowings thereunder and terminate commitments to lend thereunder. An acceleration of the maturity of our senior secured credit facility would result in an event of default under our indenture. Any of our future debt agreements may contain similar provisions. We cannot be sure that we will have the financial resources to repurchase the senior subordinated notes, particularly if that change of control event triggers a similar repurchase requirement for, or results in the acceleration of other indebtedness. Our senior secured credit facility also prohibits us from redeeming or repurchasing our senior subordinated notes if a default exists under the senior secured credit facility and if we do not meet specified leverage ratios.
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
     In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages in the amount of $50 million, against Mr. Daily, our Chief Executive Officer, in connection with litigation (the “Daily Litigation”) over Mr. Daily’s beneficial ownership in us. This lawsuit was brought against Mr. Daily individually and not in his capacity as the Chairman and Chief Executive Officer or Director of the Company. Neither the Company, nor any other shareholders, officers, employees or directors were a party to this action. The Company has no indemnification, reimbursement or any other contractual obligation to Mr. Daily in connection with this legal matter. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. On April 8, 2010, the bankruptcy court ordered the appointment of a trustee to administer the estate of Mr. Daily. The appointment of a trustee by the bankruptcy court could result in one or more of the change of control events under our senior secured credit facility, which would constitute an event of default under our senior secured credit facility.
     An event of default resulting from a change of control permits the required lenders to accelerate the maturity of our borrowings and terminate commitments to lend. An acceleration of our senior secured credit facility would constitute an event of default under the indenture governing our senior subordinated notes and could result in the acceleration of the senior subordinated notes. If an event of default under our senior secured credit facility were to occur, we could seek the consent of the required lenders to waive the event of default or attempt to refinance such facility. There can be no assurance that we would be able to do so. Market conditions at the time such waiver or refinancing is sought may make it particularly difficult and expensive to obtain any such waiver or to refinance our existing debt and, if we were able to do so, our indebtedness may subject us to more onerous terms. These consequences of a change of control, including with respect to the appointment of a trustee to administer the estate of Mr. Daily, could have a material adverse effect on our liquidity, financial condition or results of operations.

     The preceding description only purports to summarize the “change of control” provisions and the consequences of a “change of control” under our senior secured credit facility. This description is qualified in its entirety by reference to our senior secured credit facility, which was filed with the SEC as Exhibit 10.1 to our Form S-4 on July 21, 2006.
A change of control under the indenture governing our senior subordinated notes could cause a material adverse effect on our liquidity, financial condition or results of operations.
     A “change of control” under the indenture governing our senior subordinated notes requires us to offer to repurchase all of our senior subordinated notes then outstanding at a purchase price equal to not less than 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the repurchase date. A “change of control” includes the following events:
•	any “person” or “group” other than one or more of the Permitted Holders or a parent company becomes the beneficial owner of (i) 35% or more of the voting power of our voting stock and (ii) more of the voting power of our voting stock than that beneficially owned by the Permitted Holders; or

•	a majority of the members of our board of directors cease to be “continuing directors”;
     The Daily Litigation, or the appointment of a trustee by the bankruptcy court, described above under the risk factor “—A change of control under our senior secured credit facility could cause a material adverse effect on our liquidity, financial condition or results of operations,” could result in one or more of the change of control events described above. Upon the occurrence of a change of control, our senior secured credit facility will, subject to certain exceptions, prohibit us from purchasing our senior subordinated notes. In the event a change of control occurs at a time when we are prohibited from purchasing our senior subordinated notes, we could attempt to seek the consent of the required lenders under our senior secured credit facility to effect such purchase or could attempt to refinance our senior secured credit facility. If we do not obtain such a consent or are unable to refinance our senior secured credit facility, we will remain prohibited from purchasing our senior subordinated notes. This would result in an event of default under the indenture governing our senior subordinated notes. In such circumstances, the subordination provisions in the indenture governing our senior subordinated notes would likely restrict payments to holders of our senior subordinated notes. The market conditions may make it difficult or expensive to obtain consents or waivers with respect to our senior secured credit facility or indenture governing our senior subordinated notes, refinance our debt or raise the funds necessary to purchase tendered senior subordinated notes. If we are able to do so, the cost of our financing could materially increase and our indebtedness may subject us to more onerous terms. These consequences of a change of control under the indenture governing our senior subordinated notes could have a material adverse effect on our liquidity, financial condition or results of operations.
     The preceding description only purports to summarize the “change of control” provisions and the consequences of a “change of control” under the indenture governing our senior subordinated notes. This description is qualified in its entirety by reference to the indenture governing our senior subordinated notes, which was filed with the SEC as Exhibit 4.1 to our Form S-4 on July 21, 2006.
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
Risks Relating to Our Business
Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may have an adverse impact on our financial results.
     We are subject to numerous regulations that affect the electronic payments industry. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties, including fines. We are also subject to U.S. financial services regulations, numerous consumer protection laws, escheat regulations, and privacy and information security regulations, among others. Changes to legal rules and regulations, or the interpretation or enforcement thereof, could have a negative financial effect on the Company. We are also subject to the rules of Visa, MasterCard and various other credit and debit networks. Furthermore, we are subject to the Housing Assistance Tax Act of 2008, which requires information returns to be made by merchant acquiring entities for each calendar year starting in 2011.
     Interchange fees, which are typically paid by the acquirer to the issuer in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including by regulating debit card fees charged by issuer banks and allowing merchants to offer discounts for different payment methods. The impact of the Dodd-Frank Act on the Company is difficult to estimate, particularly with regard to debt fees, because regulations need to be developed by the Federal Reserve Board. Such regulations have yet to be implemented.
     Regulatory actions such as these, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we change how we price our services to customers. These regulations may materially and adversely affect the Company’s business or operations, either directly or indirectly.
We have faced, and may face in the future, significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate.
     We have potential liability for chargebacks associated with the transactions we process. If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable (due to bankruptcy or other reasons) to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank.
     We also have potential liability for losses caused by fraudulent card-based payment transactions. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the small merchants that we serve are small businesses that transact a substantial percentage of their sales in card-not-present transactions over the Internet or in response to telephone or mail orders, which makes these merchants more vulnerable to customer fraud than larger merchants. Because substantially all of the merchants we serve are small merchants, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants.
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
     Charges incurred by us relating to merchant losses were $3.5 million, or 0.5% of revenues in 2010, and were $4.9 million, or 0.7% of revenues, in 2009.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.
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
     The initial term of our agreement with Wells Fargo lasts through December 2014 and will thereafter automatically continue unless either party provides the other at least six months notice of its intent to terminate. Our sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing services under the agreement. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of ISGs. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we provide assurance that any of our sponsoring banks will not terminate their sponsorship of us in the future.
If we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard payment card associations, our registrations with these associations could be terminated, and we could be required to stop providing payment processing services for Visa and MasterCard.
     Substantially all of the transactions we process involve Visa or MasterCard. If we or our bank sponsors fail to comply with the applicable requirements of the Visa or MasterCard payment card associations, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could prevent us from providing payment processing services.
We rely on third party processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.
     We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. In particular, we rely on FDMS with whom we have agreed, pursuant to the terms of our agreement with FDMS, to process at least 75% of our annual transactions. We are required to pay FDMS an annual processing fee through 2011 related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio. The minimum fee for 2011 will be at least 70% of such fee paid to FDMS in 2010, or at least $3.8 million. Our gross margins would be adversely affected if we were required to pay this minimum fee as a result of insufficient transactions processed by FDMS.
     We also outsource to third parties other services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations. Many of these organizations and service providers are our competitors, and we do not have long-term contracts with most of them. Typically, our contracts with these third parties are for one-year and are subject to cancellation upon limited notice by either party. The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.
To acquire and retain merchant accounts, we depend on ISGs that do not serve us exclusively.
     We rely primarily on the efforts of ISGs to market our services to merchants seeking to establish a credit card processing relationship. ISGs are companies that seek to introduce both newly-established and existing small merchants, including, but not limited to, retailers, restaurants and other service providers to us and other providers of transaction payment processing services. Generally, our agreements with ISGs that refer merchants to us are not exclusive and they have the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing ISGs and to recruit and establish new relationships with other groups could adversely affect our revenues and internal growth and increase our merchant attrition.

Periodically, we experience increases in interchange costs; if we cannot pass these increases along to our merchants, our profit margins will be reduced.
     We pay interchange fees and assessments to card associations for each transaction we process using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may seek to increase their Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our profit margins will be reduced.
Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation.
     We may collect and store limited data about merchants and their principal owners, including names, addresses, social security numbers, drivers license numbers, checking and savings account numbers, and payment history records. In addition, we maintain a limited database of cardholder data relating to specific transactions, including card numbers and cardholder addresses, in order to process the transactions, for fraud prevention and other internal processes. If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.
     Although we generally require that our agreements with our ISGs and other service providers who may have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot guarantee that these contractual measures will prevent the unauthorized disclosure of merchant or customer data by the ISGs or service providers. In addition, our agreements with financial institutions (as well as card association requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties and/or litigation.
The loss of key personnel or damage to their reputations could adversely affect our relationships with ISGs, card associations, bank sponsors and our other service providers, which would adversely affect our business.
     Our success depends upon the continued services of our senior management and other key employees, all of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with ISGs, card associations, bank sponsors and other payment processing and service providers. The loss of the services of one or more of our senior managers or other key employees or damage to their reputations and influence within the industry could have an adverse effect on our business, financial condition and results of operations.
     We do not maintain any “key person” life insurance on any of our employees other than a $25.0 million policy on Mr. Daily, as required by our senior secured credit facility.
The payment processing industry is highly competitive and such competition is likely to increase, which may further adversely influence our prices to merchants, and as a result, our profit margins.
     The market for credit and debit card processing services is highly competitive and has relatively low barriers to entry. The level of competition has increased in recent years as other providers of processing services have established a sizable market share in the small merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital, technological, management and marketing resources than we have. There are also a large number of small providers of processing services that provide various ranges of services to small and medium sized merchants. This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Further, if the use of cards other than Visa or MasterCard, such as American Express, grows, or if there is increased use of certain debit cards, our average profit per transaction could be reduced. In addition, our competitors continue to consolidate as large banks merge and combine their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us. Our future competitors may develop or offer services that have price or other advantages over the services we provide. If they do so and we are unable to respond satisfactorily, our business and financial condition could be adversely affected.

Increased attrition due to an increase in closed merchant accounts and a decrease in merchant charge volume that we cannot anticipate or offset with new accounts may reduce our revenues.
     We experience attrition in merchant accounts and merchant charge volume in the ordinary course of business resulting from several factors, including but not limited to, business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, or contract breaches by, a merchant. We target small merchants that generally have a higher rate of business failure than larger businesses. During 2010, we experienced volume attrition ranging from 1.0% to 2.0% per month on our various merchant portfolios. Substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. In addition, we believe that challenging economic conditions have adversely affected and may continue to adversely affect merchant charge volume, thereby increasing attrition. We cannot accurately predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. Increased attrition in merchant accounts and merchant charge volume may have a material adverse effect on our business, financial condition and results of operations.
If our merchants experience adverse business conditions, they may generate fewer transactions for us to process or become insolvent, increasing our exposure to chargeback liabilities.
     We believe that challenging economic conditions have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues. In addition, in the current difficult economic environment, the merchants we serve could be subject to a higher rate of business failure which could adversely affect us financially. We bear credit risk for chargebacks related to billing disputes between credit or debit card holders and bankrupt merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we may be liable for the full transaction amount of a chargeback.
The ability to adopt technology to changing industry and customer needs or trends may affect our competitiveness or demand for our products, which may adversely affect our operating results.
     Changes in technology may limit the competitiveness of and demand for our services. We operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. In addition, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our markets. For example, the ability to adopt technological advancements surrounding point-of-sale technology available to merchants could have an impact on our business. Our inability to respond to new industry standards, trends and technological advancements could negatively impact our operating results.
There may be a decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general which could adversely affect our operating results.
     If consumers do not continue to use credit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards, it could have a material adverse effect on our financial position and results of operations. We believe future growth in the use of credit cards will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use credit cards. Moreover, if there is an adverse development in the credit card industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our financial condition and results of operations may be adversely affected.
Adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume, such as the automobile and restaurant industries, could negatively affect our operating results.
     We obtain a substantial amount of our bankcard processing volume from merchants in certain industries. For example, merchants in the automobile and restaurant industries represented 14% and 12% of our bankcard processing volume, respectively, in 2010. As a result, any adverse economic or other conditions in the automobile and restaurant industries, or other industries in which we obtain a substantial amount of our bankcard processing volume, could negatively affect our revenue and materially and adversely affect our operating results.
Our operating results are subject to seasonality, and, if our revenues are below our seasonal norms during our historically stronger quarters, our financial results could be adversely affected.
     We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first quarter of the calendar year and stronger during the second, third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the second, third or fourth quarter, our financial results could be adversely affected.

Our systems may fail due to factors beyond our control, which could interrupt our business, cause us to lose business and increase our costs.
     We depend on the efficient and uninterrupted operations of our computer network systems, software and data centers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur, and we do not presently have fully redundant systems to help ensure uninterrupted operations. Defects in our systems, errors or delays in the processing of payment transactions or other difficulties could result in:
•	additional development costs;

•	diversion of technical and other resources;

•	loss of merchants;

•	loss of merchant and cardholder data;

•	negative publicity;

•	harm to our business or reputation; or

•	exposure to fraud losses or other liability.
Material breaches in the security of our systems may have a significant effect on our business.
     The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operations of our business. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. We also have what we deem sufficient security around the system to prevent unauthorized access to the system. However, our visibility in the United States’ payment industry may attract hackers to conduct attacks on our systems that could compromise the security of our data. An information breach in the system and loss of confidential information such as credit or debit card numbers and related information could have a longer and more significant impact on our business operations than a hardware failure. The loss of confidential information could result in losing our customers’ confidence and thus the loss of their business, as well as the imposition of fines and damages.
New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide the services we provide our merchants.
     Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting, additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third-party service providers to financial institutions. We believe that current legislation permits us to access and use this information as we do now. However, the laws governing privacy generally remain unsettled. Even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws or changes to existing privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we offer to our merchants or impair the value of these services.
     Several states have proposed legislation that would limit the use of personal information gathered using the Internet. Some proposals would require proprietary online service providers and website owners to establish privacy policies. Congress has also considered privacy legislation that could further regulate the use of consumer information obtained over the Internet or in other ways. Our compliance with these privacy laws and related regulations could materially affect our operations.
     Changes to existing laws or the passage of new laws could:
•	create uncertainty in the marketplace that could reduce demand for our services;

•	limit our ability to collect and to use merchant and cardholder data; or

•	increase the cost of doing business as a result of litigation costs or increased operating costs;
any of which could have a material adverse effect on our business, results of operations and financial condition.

If we are required to pay federal, state or local taxes on transaction processing, it could negatively impact our profitability.
     Transaction processing companies may become subject to federal, state or local taxation of certain portions of their fees charged to merchants for their services. Application of these taxes is an emerging issue in our industry and taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay such taxes and are unable to pass this tax expense through to our merchant clients, or produce increased cash flow to offset the taxes, these taxes would negatively impact our profitability.
The markets for the services that we offer may fail to expand or may contract, which could negatively impact our growth and profitability.
     Our growth and continued profitability depend on the acceptance of the services that we offer. If demand for our services decreases, our profitability would be negatively impacted. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, uncertainty in the economy or a reduction in consumer spending may result in a decrease in the demand for our services. Further, if our customers make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or other reasons could have a material adverse effect on our growth and revenue.
We are the subject of various legal proceedings which could have a material adverse effect on our business, financial condition or operating results.
     We are involved in various litigation matters. The Company may, from time to time, also be involved in or be subject of governmental or regulatory agency inquiries or investigations. If the Company is unsuccessful in its defense in the litigation matters, or any other legal proceeding, it may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on the Company’s business, financial condition or operating results. For more information about the Company’s legal proceedings, see “Legal Proceedings.”
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our operating results.
     Our balance sheet includes goodwill and intangible assets that represent over 70% of our total assets at December 31, 2010. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We may engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially adversely affect our operating results.
Risks Relating to Acquisitions
     We have previously acquired, and expect to continue to acquire, other providers of payment processing services and portfolios of merchant processing accounts. These acquisitions entail risks in addition to those incidental to the normal conduct of our business.
Revenues and profits generated by acquired businesses or account portfolios may be less than anticipated, resulting in losses or a decline in profits, as well as potential impairment charges.
     In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues and profits from that acquisition based on the historical revenue of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we have forecasted, the revenues and profits generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.
We may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, exposing us to potentially significant, unanticipated costs.
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
     The acquisition of a provider of payment processing services, as well as a portfolio of merchant processing accounts, requires the transfer of various data processing functions and connecting links to our systems and those of our third-party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, payment processing delays and errors may occur, resulting in a loss of revenues, increased merchant attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, our anticipated revenue and profits.
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
     We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot be sure that our facilities, personnel, financial and management systems and controls will be adequate to support the expansion of our operations, and provide adequate levels of service to our merchants and ISGs. If we fail to effectively manage our growth, our business could be harmed.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal executive offices are located in approximately 4,700 square feet of leased office space in Nashville, Tennessee. We also lease approximately 32,000 square feet in Westlake Village, California, approximately 9,600 square feet in Minden, Nevada, approximately 2,300 square feet in Novi, Michigan, and approximately 13,500 square feet in Akron, Ohio. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our business.
ITEM 3. LEGAL PROCEEDINGS
Litigation
Bruns v. E-Commerce Exchange Inc. (“ECX”), et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500) (the “Bruns Lawsuit”) and related case Truck Insurance Exchange v. E-Commerce Exchange, Inc. et al, Superior Court of Orange County, State of California, Civil Action No. 30-2010- 00340649 (the “TIC Declaratory Action”)
     The Bruns Lawsuit arises from a lawsuit filed in February 2000 by plaintiff Dana Bruns on her own behalf and on behalf of a purported class of persons in California who, during the five years prior to filing the lawsuit, allegedly received fax transmissions from third-party defendant Fax.Com and its advertisers, including our subsidiary, E-Commerce Exchange, Inc. (“ECX”). The complaint, as amended, alleges that the defendants sent “fax blast” transmissions to telephone facsimile machines in violation of the provisions of the Telephone Consumer Protection Act of 1991 (“TCPA”) and seeks relief under the TCPA and/or under California’s Unfair Competition Act, Business & Professions Code and for negligence, including for injunctive relief, damages and monetary relief, attorney’s fees and costs of suit and other relief deemed proper. In December 2006, ECX and other defendants filed a Motion for Mandatory Dismissal and the trial court issued an Order of Final Judgment dismissing the litigation with prejudice, which the plaintiff subsequently appealed. In March 2009, California Court of Appeals reversed the Order of Final Judgment and we and other defendants filed a petition for review with the California Supreme Court, which was granted. On February 28, 2011 the California Supreme Court reversed the California Court of Appeal’s ruling and remanded the case to the California Court of Appeals for further proceedings consistent with its opinion. The plaintiff may file a supplemental opening brief in the California Court of Appeals by April 14, 2011, after which ECX may file a supplemental respondent’s brief. We continue to believe that the claims asserted against us in are without merit and that the trial court properly granted our Motion for Mandatory Dismissal, however, we cannot predict with any certainty how the California Court of Appeals might rule, nor can we predict the likely outcome it may have on the lawsuit and the claims asserted against us. We intend to continue to vigorously defend ourselves in this matter. However, there can be no assurance that we will be successful or prevail in our defense, or in the event we are not successful and judgment is awarded against us, that the claims or defense costs will be covered by insurance, or be sufficient to fully satisfy any judgment that may be awarded against ECX, and, therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
     On or about January 29, 2010, a related declaratory judgment action was filed by Truck Insurance Exchange (“TIE”) against ECX and Dana Bruns (individually and as alleged class representative of all others similarly situated) (the “TIC Declaratory Action”). TIE asserts that the insurance policies issued to ECX did not cover the claim tendered by ECX in regards to the underlying Bruns Lawsuit. TIE has filed a Motion for Summary Adjudication seeking an order that ECX has no defense as a matter of law to all of TIE’s claims, except for its claim seeking to recover the costs and expenses incurred by TIE in defending ECX in the Bruns Lawsuit. Our response is due on or before March 31, 2011 and the hearing is set for April 14, 2011. As of the date of this Annual Report, the trial date of May 16, 2011 has not been changed. Although we intend to vigorously defend ourselves and we believe that we have meritorious defenses to assert to the claims, the ultimate outcome of the TIC Declaratory Action and the associated potential liability cannot be predicted with certainty and there can be no assurance that we will be successful or prevail in our defenses. Should TIE prevail on its Motion for Summary Adjudication, ECX will have to pay for the costs and expenses incurred in defending the underlying Bruns Lawsuit and in the event we are not successful and judgment is awarded against ECX in the underlying Bruns Lawsuit there will be no funds from insurance for payment of any judgment that may be awarded against our subsidiary, ECX, and therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
L. Green d/b/a Tisa’s Cakes v. Northern Leasing Systems, Inc., Online Data Corporation, and iPayment, Inc., United States District Court, Eastern District of New York, Case No. 09CV05679-RJD-SMG.
     This matter relates to a purported class action lawsuit initially filed by plaintiff L. Green d/b/a Tisa’s Cakes in December 2009 in the U.S. District Court for the Eastern District of New York, naming us and one of our subsidiaries, Online Data Corporation (“ODC”), and Northern Leasing Systems, Inc. (“NLS”) as defendants. The First Amended Class Action Complaint (“FAC”), as amended and filed on September 8, 2010, asserts claims for unjust enrichment and for a declaratory judgment. In October 2010 we filed a motion to dismiss count one (unjust enrichment) of plaintiff’s FAC, and plaintiff filed an opposition to our motion. As of the date of this Annual Report, the court has not issued a ruling on our motion to dismiss nor has it set a hearing date for our motion to dismiss. At this time, we cannot predict with any certainty how the court might rule on our motion to dismiss.
     We intend to continue to vigorously defend ourselves and believe that we have meritorious defenses to the claims asserted, however, at this time the ultimate outcome of the lawsuit and our potential liability associated with the claims asserted against us cannot be predicted with certainty, and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Employment Development Department of the State of California, Notice of Assessment No. 00008
     This matter relates to a Notice of Assessment No. 00008 dated July 10, 2007 sent to our subsidiary, iPayment of California, LLC (“iPOC”) by the Employment Development Department of the State of California (“EDD”) for amounts claimed to be due arising during the period starting April 1, 2004 and ending March 31, 2007. The EDD determined that during the covered period iPOC improperly classified and treated certain individuals as independent contractors rather than as employees, and therefore failed to properly report amounts paid as “wages,” failed to withhold (and deposit) amounts for certain employee contributions on said wages, including withholdings for California personal income tax, and failed to remit amounts for employer contributions otherwise due on these “unreported wages.” As a result, the Notice of Assessment included an assessment of approximately $1.4 million, plus an additional $0.1 million for accrued interest billed to the date assessed (the “Assessment”)
     We have been cooperating with the EDD auditor and have submitted all additional requested records and information. Although we are still currently subject to the Assessment, based upon our January 2011 communications and correspondence with the EDD auditor, we currently expect to receive an adjustment to the Assessment and to have this matter resolved before the end of this calendar year. Although the results cannot be predicted with certainty, we believe that the ultimate outcome of this matter and our liability associated therewith should not have a material adverse effect on our business, financial condition, or results of operations. However, in the event of unexpected future developments or additional information, it is possible that this matter could be unfavorable to us, and there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

Other — Contract Related
Vericomm v. iPayment, Inc., et al., United States District Court, Central District of California, Case No. 2:2011-cv-00608-MMM-AGR
     This matter relates to a claim by Vericomm, Inc. (“Vericomm”), one of our ISGs. Beginning in 2009, we received a series of settlement demand communications from counsel for Vericomm alleging that since October 2006, we had incorrectly calculated, reported, and paid certain residual compensation due to Vericomm and that we engaged in certain activities that Vericomm believed wrongfully interfered with merchant relationships and deprived Vericomm from residual compensation related to such merchants in violation of the terms of our contract. On January 20, 2011, Vericomm filed a purported Class Action Complaint (the “Complaint”) against us in the District Court for the Central District of California, Western Division. Vericomm alleges that iPayment terminated merchant accounts that had been solicited by its ISGs such as Vericomm, and then re-solicited these same accounts for iPayment’s in-house accounts. Vericomm claims that it suffered damages in an amount in excess of $7 million. The Complaint also alleges claims for violation of California’s Unfair Competition Law, Bus. & Prof. Code Section 17200 et seq., and violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and seeks class action treatment and relief for these class claims and for damages in an amount yet to be determined but believed to be in excess of $7 million, to be trebled. The Complaint seeks relief, including for injunctive relief, general, special and punitive damages and monetary relief, including restitution, an accounting, attorney’s fees and costs of suit and other relief deemed proper. As of the date of this Annual Report, we have not yet been served with the Complaint and no discovery has taken place in the case. Additionally, pursuant to the contract between Vericomm and iPayment at issue in the Complaint, the parties are required to mediate, and then arbitrate, any dispute. We are presently working to schedule a mediation pursuant to the contract. Because this case is in its early stages, it is uncertain whether an adverse result in this matter may or may not have a material adverse impact on the Company’s business, financial condition or results of operations. If a mutually acceptable resolution is not successful through the mediation process and the litigation proceeds, we intend to vigorously defend ourselves against all of the claims asserted in the Complaint. However, at this time the ultimate outcome and our potential liability associated with the claims asserted in the Complaint cannot be predicted with any certainty and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
     We are party to certain other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the ultimate outcome of these other matters cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, we do not believe that the outcome of any of these claims will have a materially adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within other expense on our Consolidated Financial Statements.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for our common stock. On May 10, 2006, Holdings acquired all of our issued and outstanding common stock. Holdings is a wholly-owned subsidiary of iPayment Investors. Pursuant to the terms of our senior secured credit facility, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. In August 2010, the Board of Directors of iPayment, Inc. declared a $1.0 million dividend to our parent company, iPayment Investors, LP, to cover certain operating and legal costs, including reimbursement to the Company of certain costs previously paid for by the Company on behalf of iPayment Investors, LP. We did not pay any cash dividends in 2009.
ITEM 6. SELECTED FINANCIAL DATA

	Period from
	January 1	May 11
	through	through	Year Ended	Year Ended	Year Ended	Year Ended
	May 10,	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2006	2007	2008	2009	2010
	Predecessor	Successor	Successor	Successor	Successor	Successor
Statement of Operations Data (in thousands):
Revenues	$252,514	$481,474	$759,109	$794,825	$717,928	$699,174
Operating expenses:
Interchange	145,459	279,653	437,955	450,570	397,530	380,577
Other cost of services	76,994	147,055	228,537	240,880	228,253	216,873
Selling, general and administrative	14,432	13,017	21,144	20,941	20,348	13,827

Total operating expenses	236,885	439,725	687,636	712,391	646,131	611,277

Income from operations	15,629	41,749	71,473	82,434	71,797	87,897
Other income (expenses):
Interest expense, net	(5,229)	(39,591)	(60,216)	(56,289)	(46,488)	(45,662)
Other	(6,729)	(2,187)	179	(750)	(1,245)	(1,058)

Total other expense	(11,958)	(41,778)	(60,037)	(57,039)	(47,733)	(46,720)

Income (loss) before income taxes	3,671	(29)	11,436	25,395	24,064	41,177
Income tax provision	3,690	674	6,005	10,105	8,736	18,349

Net income (loss)	(19)	(703)	5,431	15,290	15,328	22,828
Less: Net income attributable to noncontrolling interests	869	(187)	—	(987)	(3,588)	—

Net income (loss) attributable to iPayment, Inc.	$850	$(890)	$5,431	$14,303	$11,740	$22,828

Balance Sheet Data (as of period end) (in thousands):
Cash and cash equivalents	N/A	96	33	3,589	2	1
Working capital (deficit)	N/A	(9,279)	(8,713)	(10,591)	(6,601)	(9,732)
Total assets	N/A	784,966	767,545	768,864	745,366	735,629
Total long-term debt, including current portion	N/A	714,656	697,357	687,326	651,519	619,114
Stockholder’s equity	N/A	16,890	17,216	26,605	43,138	72,441

Financial and Other Data:
Charge volume (in millions) (unaudited) (1)	9,072	17,265	26,797	26,783	23,526	22,653
Capital expenditures (in thousands)	587	1,510	1,110	2,374	2,304	2,925
Ratio of earnings to fixed charges (2)	1.87	1.04	1.20	1.41	1.44	1.90

(1)	Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants. This data is provided to us by our third-party processing vendors.

(2)	Computed in accordance with Item 503(d) of Regulation S-K. For purposes of computing the ratio of earnings to fixed charges, fixed charges consist of interest expense on long-term debt and capital leases, amortization of deferred financing costs and that portion of rental expense deemed to be representative of interest. Earnings consist of income (loss) before income taxes and minority interest, plus fixed charges and minority interest in pre-tax losses of subsidiaries that have not incurred fixed charges. The ratio of earnings to fixed charges differs from the fixed charge coverage ratio computed for the purposes of the indenture governing our senior subordinated notes and from the consolidated interest coverage ratio computed for the purpose of the credit agreement governing the senior secured credit facility.

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6 — Selected Financial Data” and our Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. References in this section to “iPayment, Inc.,” “iPayment,” the “Company,” “we,” “us,” and “our” refer to iPayment, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.
Executive Overview
     We are a provider of credit and debit card-based payment processing services to small merchants across the United States. During December 2010, we generated revenue from approximately 172,000 small merchants located across the United States. Of these merchants, approximately 133,000 were active merchants. Our payment processing services enable our merchants to accept credit cards as well as other forms of card-based payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through ISGs, which are non-employee, external sales organizations. We also partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, in our main operating center in Westlake Village, California.
     Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. However, the challenging economic environment in the United States impacted the growth in charge volumes throughout the industry in 2010 and 2009. In 2010, our year-to-year charge volume decline was less than 4% compared to 12% decline in 2009. Our charge volume decreased to $22.7 billion in 2010 from $23.5 billion in 2009. We currently expect this charge volume decline trend to moderate further in 2011. Our revenues decreased approximately 3% to $699.2 million in 2010 from $717.9 million in 2009. Our net revenue has decreased to $273.4 million in 2010 from $278.2 million in 2009. Income from operations increased 22% to $87.9 million in 2010, from $71.8 million in 2009.
     Net interest expense decreased to $45.7 million in 2010 from $46.5 million in 2009, reflecting a lower average interest rate and lower funded debt. Our effective income tax rate increased to approximately 44.6% in 2010, from approximately 36.3% in 2009, primarily due to adjustments to certain deferred tax items relating to our intangible assets. The effective income tax rate also increased due to a reduction in the value of our deferred tax assets as a result of an expected future decrease in our state tax rate. Net income in 2010 totaled $22.8 million, compared to $11.7 million in 2009.
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
Acquisitions
     Since December 2003, we have expanded our card-based payment processing services through the acquisition of five businesses, four significant portfolios and several smaller portfolios of merchant accounts, as set forth below. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 56,000 active small merchants on January 1, 2003, to approximately 133,000 on December 31, 2010. In addition, primarily due to these acquisitions, our revenues grew from $226.1 million in 2003 to $699.2 million in 2010, which represents a 17.5% compound annual growth rate from 2003 to 2010.
     The following table lists each of the acquisitions that we have made since December 2003:

Acquired Business or Significant Portfolio of Merchant Accounts	Date of Acquisition
FDMS Bank Portfolio	December 2003
Transaction Solutions	September 2004
FDMS Merchant Portfolio	December 2004
Petroleum Card Services	January 2005
iPayment ICE of Utah, LLC	June 2005
National Processing Management Group	October 2005
Cambridge Payment Systems	December 2007
Merchant Service Center	April 2008
Central Payment Co Portfolio	November 2009
Flagship Merchant Services Portfolio	November 2010
Existing ISG Portfolio	December 2010
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
     On September 15, 2004, we entered into an agreement to purchase substantially all of the assets of TS Black and Gold, LP (“Transaction Solutions”). Transaction Solutions is a provider of card-based payment transaction processing services. Consideration included cash at closing and contingent payments based upon future performance over two years, all of which was paid as of December 31, 2006. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Transaction Solutions from September 1, 2004, were included in our Consolidated Financial Statements.
     On December 27, 2004, we entered into an asset purchase agreement with FDMS, pursuant to which we acquired the FDMS Merchant Portfolio for a price of $130.0 million in cash. Pursuant to the terms of the asset purchase agreement, the acquisition became effective on December 31, 2004, and we commenced receiving revenue from the merchant accounts on January 1, 2005. We expanded our existing credit facility from $80.0 million to $180.0 million to finance the purchase. The transaction also strengthened our existing strategic relationship with FDMS’s merchant services unit. We will continue to utilize processing services from FDMS for the acquired portfolio.
     In January 2005, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Petroleum Card Services. Consideration included cash at closing and a contingent payment based on performance over the first two years. Petroleum Card Services is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Petroleum Card Services from January 1, 2005, were included in our Consolidated Financial Statements.

     In June 2005, we acquired a 51% interest in the joint venture iPayment ICE of Utah, LLC (“ICE”), a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of ICE from June 1, 2005 were included in our Consolidated Financial Statements. During 2008, we acquired the remaining 49% interest in this joint venture for less than $0.1 million, which caused this entity to become wholly-owned. At that time, we legally dissolved the entity iPayment ICE of Utah, LLC and our subsidiary iPayment ICE Holdings, Inc., which had previously held our 51% interest in ICE.
     In October 2005, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of National Processing Management Group (“NPMG”). Consideration included cash at closing and contingent payment based on performance in 2006 and 2007. NPMG is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of NPMG from October 1, 2005, were included in our Consolidated Financial Statements.
     In December 2007, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of Cambridge Payment Systems (“Cambridge”). Consideration included cash at closing and contingent payment based on performance in 2008, 2009, and 2010. Cambridge is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Cambridge from January 1, 2008, were included in our Consolidated Financial Statements.
     In April 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center, an ISG with a growing portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Merchant Service Center is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Merchant Service Center were included in our Consolidated Financial Statements beginning April 1, 2008.
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
     In November 2010, iPayment, Inc. entered into a Purchase and Sale Agreement with the shareholders of Flagship Merchant Services (“Flagship”), whereby iPayment acquired a merchant portfolio of 8,400 merchant accounts from Flagship. This acquisition constituted a permitted acquisition under our senior secured credit facility. The consideration included cash at closing from our cash on hand and from our revolving credit facility. The effect of the portfolio acquisition was included in our Consolidated Income Statements beginning October 1, 2010 pursuant to the provisions of the Asset Purchase Agreement. Consideration at closing was $20.0 million in cash.
     In December 2010, we entered into a Purchase and Sale Agreement with an existing ISG whereby we acquired a merchant portfolio of approximately 2,500 merchant accounts. This acquisition constituted a permitted acquisition under our senior secured credit facility. Consideration at closing was $5 million in cash which was funded from our revolving credit facility. The effect of the portfolio acquisition was included in our Consolidated Financial Statements beginning December 1, 2010.
     We accounted for all of the acquisitions described above under the purchase method. For acquisitions of a business, we allocate the purchase price based in part on valuations of the assets acquired and liabilities assumed. For acquisitions of merchant portfolios, we allocate the purchase price to intangible assets. For companies with modest growth prospects, our purchase prices primarily reflect the value of merchant portfolios, which are classified as amortizable intangible assets. Acquisition targets we identified as having entrepreneurial management teams, efficient operating platforms, or proven distribution capabilities, all of which contribute to higher growth prospects, commanded purchase prices in excess of their merchant portfolio values. Consequently, purchase price allocations for these targets may reflect a greater proportion of goodwill.
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
     We engage, on a regular basis, an independent third party to aid management in determining the fair value of our goodwill. We completed our most recent annual goodwill impairment review as of July 31, 2010, and updated our review as of December 31, 2010, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeds the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required.
     We periodically evaluate the carrying value of long-lived assets in relation to the respective projected future undiscounted cash flows to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of December 31, 2010, and determined no impairment charge was required.
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
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in our current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. We identified an unfavorable trend of the current attrition rates being used during the year ended December 31, 2009 on some of our portfolios. Accordingly, we recorded an increase to amortization expense of approximately $2.1 million to better approximate the distribution of cash flows generated by the merchant processing portfolios. In 2010 we did not identify any unfavorable trend in attrition rates and accordingly, we did not record any increase to amortization expense.
     Revenue and Cost Recognition. Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon each merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, technology fees, and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. Related interchange and assessment costs are also recognized at that time. We recognize revenues derived from service fees at the time the service is performed.
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, now included in the Revenue Recognition Topic of ASC Topic 605. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired as part of the FDMS acquisition are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
     Other cost of services included other costs of service attributable to processing and bank sponsorship costs of $23.8 million, $30.9 million, and $38.1 million in the years ended December 31, 2010, 2009, and 2008, respectively. They also include related costs such as residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
     Other cost of services also includes depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.
     Selling, general and administrative expenses consist primarily of salaries and wages, as well as other general administrative expenses such as professional fees.
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At December 31, 2010 and 2009, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.4 million and $1.5 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses but also the incurred but not yet reported losses at December 31, 2010 and 2009.
     We also maintain a reserve for merchant advance losses. In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. We stopped offering new merchant advances to our customers in 2008. During the term of our existing advances, there is risk that an advance may be deemed uncollectible. We evaluate the risk of potential loss for each advance and record a loss reserve accordingly. As of December 31, 2010, our reserve for merchant advances was $0.4 million and is included in investment in merchant advances in our Consolidated Balance Sheets. Our receivable for merchant advances was fully reserved for at December 31, 2010.
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
     Noncontrolling Interest. We previously owned a 20% interest in a joint venture, Central Payment Co, LLC (“CPC”). However, during the fourth quarter of 2009, we sold our 20% interest in CPC for $4.3 million. The sale of our equity caused us to deconsolidate CPC and to recognize a deferred gain of $2.8 million that will be recognized as income over a three-year period. As of December 31, 2010, we had $0.9 million of short-term deferred gain within “Accrued liabilities and other” and $0.8 million of long-term deferred gain within “Other liabilities” on our Consolidated Balance Sheets. We recognized $0.9 million of gain during 2010 within “Other income” on our Consolidated Income Statements. Although the sale of our equity in CPC does not require pro forma disclosure within our financial statements, within Note 14 of the Notes to the Consolidated Financial Statements we have provided pro forma quarterly financial information for 2009 presenting the effect of CPC as a deconsolidated entity. The noncontrolling interest in CPC was $1.0 million on December 31, 2008. There was no remaining noncontrolling interest at December 31, 2009 due to the sale of our equity interest in CPC. We also previously owned a 51% interest in a second joint venture, iPayment ICE of Utah, LLC (“ICE”). However, during the third quarter of 2008, we acquired the remaining 49% of ICE for less than $0.1 million, which caused ICE to be wholly-owned.
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
     Derivative Financial Instruments. We account for our derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under ASC 815, we recognize all derivatives as either other assets or other liabilities, measured at fair value. At December 31, 2010, we did not carry any derivative financial instrument.
Components of Revenues and Expenses
     Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, technology fees, and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. Related interchange and assessment costs are also recognized at that time. We recognize revenues derived from service fees at the time the service is performed. In December 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume that will be collected through reductions in amounts otherwise paid to them on future transactions we process. We discontinued making merchant advances in 2008. These merchant advances are reflected in Investment in merchant advances in our Consolidated Balance Sheets. At December 31, 2010 the balances were $0. The merchant advances are generally collected over periods from six months to one year. Our discount income is recognized over the term of the agreement as Revenues in our Consolidated Income Statements using the effective interest method. In connection with the origination of certain of these advances, we may incur origination or other fees. The amounts paid are deferred and amortized as a reduction of deferred origination fees over the life of the advance. The objective of the method of income and expense recognition is to record a constant effective yield on the investment in the related advances.
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
     Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the processing volume we generate from Visa and MasterCard. Other costs of services include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs.
     Selling, general and administrative expenses consist primarily of salaries and wages, as well as other general administrative expenses such as professional fees.
Seasonality
     Our revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, we experience increased point of sale activity during the traditional holiday shopping period in the fourth quarter. Revenues during the first quarter tend to decrease in comparison to the remaining three quarters of our fiscal year on a same store basis, particularly in comparison to our fourth quarter.

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

Results of Operations
Years ended December 31, 2010 and 2009 (in thousands, except percentages)
     The following table sets forth our operating results for the periods indicated as a percentage of our revenues:

		% of		% of
		Total		Total	Change
	2010	Revenue	2009	Revenue	Amount	%
Statement of Operations Data:
Revenues	$699,174	100.0%	$717,928	100.0%	$(18,754)	-2.6%
Operating expenses:
Interchange	380,577	54.4%	397,530	55.4%	(16,953)	-4.3%
Other cost of services	216,873	31.0%	228,253	31.8%	(11,380)	-5.0%
Selling, general and administrative	13,827	2.0%	20,348	2.8%	(6,521)	-32.0%

Total operating expenses	611,277	87.4%	646,131	90.0%	(34,854)	-5.4%

Income from operations	87,897	12.6%	71,797	10.0%	16,100	22.4%
Other expenses:
Interest expense, net	(45,662)	-6.5%	(46,488)	-6.5%	826	-1.8%
Other, net	(1,058)	-0.2%	(1,245)	-0.2%	187	-15.0%

Total other expense, net	(46,720)	-6.7%	(47,733)	-6.6%	1,013	-2.1%

Income before income taxes	41,177	5.9%	24,064	3.4%	17,113	71.1%
Income tax provision	18,349	2.6%	8,736	1.2%	9,613	110.0%

Net income	22,828	3.3%	15,328	2.1%	7,500	48.9%
Less: Net income attributable to noncontrolling interests	—	0.0%	(3,588)	-0.5%	3,588	-100.0%

Net income attributable to iPayment, Inc.	$22,828	3.3%	$11,740	1.6%	$11,088	94.4%

     Revenues. Revenues decreased 2.6% to $699.2 million in 2010 from $717.9 million in 2009. The decrease in revenues was largely due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Revenues increased 0.2% to $699.2 million in 2010 from $698.0 million in 2009 when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. Our merchant processing volume, which represents the total value of transactions processed by us, declined 3.7% to $22,653 million during 2010 from $23,526 million during 2009, reflecting a smaller total number of merchant customers in 2010 compared to 2009. Revenues decreased at a lower rate than charge volume due to increases in fees charged to merchants.
     Interchange. Interchange expenses decreased 4.3% to $380.6 million in 2010 from $397.5million in 2009, due to decreased charge volume and due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Interchange expenses decreased 2.1% to $380.6 million in 2010 from $388.6 million in 2009 when the interchange expenses related to CPC are removed and we include the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.
     Other Costs of Services. Other costs of services decreased 5.0% to $216.9 million in 2010 from $228.3 million in 2009. The decline was due to the deconsolidation of CPC, decreases in depreciation and amortization expense and processing costs, partially offset by increases in sales expenses and network fees.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 32.0% to $13.8 million in 2010 from $20.3 million in 2009. The decrease was due to reduced direct selling expenses resulting from the disposition of our equity interest in CPC during the fourth quarter of 2009. Selling, general and administrative expenses increased 3.0% to $13.8 million in 2010 as compared to $13.4 million for the same period in 2009 without selling, general and administrative expenses related to CPC. The increase was due to increased compensation expense in 2010.
     Other Expense. Other expense decreased 2.1% to $46.7 million in 2010 from $47.7 million in 2009. Other expense in 2010 primarily consisted of $45.7 million of net interest expense. Interest expense decreased $0.8 million to $45.7 million in 2010 from $46.7 million in 2009, reflecting a lower average interest rate and lower funded debt.

     Income Tax. Income taxes increased $9.6 million to $18.3 million in 2010 from $8.7 million in 2009 primarily due to an increase in our income before income taxes. Our effective income tax rate increased to approximately 44.6% in 2010, from approximately 36.3% in 2009, primarily due to adjustments to certain deferred tax items relating to our intangible assets. The effective income tax rate also increased due to a reduction in the value of our deferred tax assets as a result of an expected future decrease in our state tax rate. Additionally, the lower rate in 2009 compared to 2010 was partly attributable to our adoption of ASC 810 (formerly known as SFAS No. 160), under which our income before income taxes includes 100% of earnings of our former consolidated joint venture, CPC, including earnings allocable to the noncontrolling interests in CPC, but the income tax expenses do not include any tax expenses on the noncontrolling interests’ share of earnings of CPC.
     Noncontrolling Interests. There was no income attributable to noncontrolling interests in 2010 due to sale of our interest in CPC during the fourth quarter of 2009. Net income attributable to noncontrolling interests was $3.6 million in 2009.

Results of Operations
Years ended December 31, 2009 and 2008 (in thousands, except percentages)
     The following table sets forth our operating results for the periods indicated as a percentage of our revenues:

		% of		% of
		Total		Total	Change
	2009	Revenue	2008	Revenue	Amount	%
Statement of Operations Data:
Revenues	$717,928	100.0%	$794,825	100.0%	$(76,897)	-9.7%
Operating expenses:
Interchange	397,530	55.4%	450,570	56.7%	(53,040)	-11.8%
Other cost of services	228,253	31.8%	240,880	30.3%	(12,627)	-5.2%
Selling, general and administrative	20,348	2.8%	20,941	2.6%	(593)	-2.8%

Total operating expenses	646,131	90.0%	712,391	89.6%	(66,260)	-9.3%

Income from operations	71,797	10.0%	82,434	10.4%	(10,637)	-12.9%
Other expenses:
Interest expense, net	(46,488)	-6.5%	(56,289)	-7.1%	9,801	-17.4%
Other, net	(1,245)	-0.2%	(750)	-0.1%	(495)	66.0%

Total other expense, net	(47,733)	-6.6%	(57,039)	-7.2%	9,306	-16.3%

Income before income taxes	24,064	3.4%	25,395	3.2%	(1,331)	-5.2%
Income tax provision	8,736	1.2%	10,105	1.3%	(1,369)	-13.5%

Net income	15,328	2.1%	15,290	1.9%	38	0.2%
Less: Net income attributable to noncontrolling interests	(3,588)	-0.5%	(987)	-0.1%	(2,601)	263.5%

Net income attributable to iPayment, Inc.	$11,740	1.6%	$14,303	1.8%	$(2,563)	-17.9%

     Revenues. Revenues decreased 9.7% to $717.9 million in 2009 from $794.8 million in 2008. The decrease resulted from the challenging economic environment, as our merchant processing volume, which represents the total value of transactions processed by us, declined 12.2% to $23,526 million during 2009 from $26,783 million during 2008, reflecting lower consumer spending. Revenues decreased at a lower rate than charge volume due to increases in fees charged to merchants.
     Interchange. Interchange expenses decreased 11.8% to $397.5 million in 2009 from $450.6 million in 2008. Interchange expenses as a percentage of total revenues decreased to 55.4% in 2009 as compared to 56.7% in 2008. Average interchange costs increased in relation to charge volume, but were offset by greater corresponding increases in average fees charged to merchants.
     Other Costs of Services. Other costs of services decreased 5.2% to $228.3 million in 2009 from $240.9 million in 2008. Other costs of services represented 30.3% of revenues in 2009 as compared to 30.4% of revenues in 2008. The percentage increase was primarily attributable to increased depreciation and amortization, partially offset by reductions in processing costs.
     Selling, General and Administrative. Selling, general and administrative expenses decreased 2.8% to $20.3 million in 2009 from $20.9 million in 2008. Selling, general and administrative expenses as a percentage of revenues remained relatively consistent from 2008 to 2009.
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

     Noncontrolling Interests. Net income attributable to noncontrolling interests was $3.6 million in 2009 compared to $1.0 million in 2008. CPC was formed in February 2006 and turned profitable in the second half of 2007. In 2008, though CPC was profitable throughout the year, we absorbed all of CPC’s income to the extent that we had recognized cumulative losses in CPC that exceeded our previous investments. After our initial investment balance was restored, we began to recognize net income attributable to noncontrolling interests. Following the sale of our interest in CPC during the fourth quarter of 2009, there was no income attributable to previously existing noncontrolling interests.

Liquidity and Capital Resources
     As of December 31, 2010 and 2009, we had cash and cash equivalents of less than $0.1 million. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had a net working capital deficit (current liabilities in excess of current assets) of $3.7 million at December 31, 2010, compared to a deficit of $6.6 million as of December 31, 2009. The working capital deficit decrease consisted primarily of an increase in the accounts receivable to $27.5 million from $25.0 million in 2009.
     We consistently have positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. See “Contractual Obligations” below for a description of future required uses of cash.
     We have significant outstanding long-term debt as of December 31, 2010. The terms of our long-term debt contain various nonfinancial and financial covenants as further described below. If we do not comply with these covenants and cannot “cure” a breach of these covenants, when the underlying debt agreement allows for a “cure,” our debt becomes immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. Our debt-to-EBITDA ratio, as defined in our senior secured credit facility, was 4.65 to 1.00 as of December 31, 2010, compared to the allowed maximum of 4.75 to 1.00. Accordingly, we believe we will continue to meet our debt covenants in the foreseeable future. The recessionary environment and credit contraction over the past few years have affected cardholder spending behavior. While this trend has moderated in 2010, there is a risk that we may experience these negative trends in the future, which would lead to deterioration in our operating performance and cash flow, and that our actual financial results during 2011 could be worse than currently expected. If such deterioration were to occur, there is a possibility we may be unable to comply with our debt covenants. Any amendment to or waiver of our debt covenants, if available at all, would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.
Operating activities
     Net cash provided by operating activities was $62.0 million in 2010, consisting of net income of $22.8 million, adjusted for depreciation and amortization of $41.2 million, noncash interest expense of $3.2 million and net unfavorable changes in operating assets and liabilities of $5.3 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in accounts receivable, a decrease in accounts payable due to the seasonality of the timing of payments and an increase in income taxes payable due to higher income during 2010.
     Net cash provided by operating activities was $62.7 million in 2009, consisting of net income of $15.3 million, adjusted for depreciation and amortization of $45.8 million, noncash interest expense of $2.6 million and net unfavorable changes in operating assets and liabilities of $1.0 million. The net unfavorable change in operating assets and liabilities was primarily caused by increases in deferred taxes and accounts receivable after the effects of the sale of our equity in CPC, offset by increases in accounts payable, income taxes payable and accrued liabilities.
     Net cash provided by operating activities was $46.4 million in 2008, consisting of net income of $15.3 million, adjusted for depreciation and amortization of $38.0 million, noncash interest expense of $2.4 million and net unfavorable changes in operating assets and liabilities of $8.3 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in deferred tax assets, an increase in income taxes payable, and an increase in accounts receivable.
Investing activities
     Net cash used by investing activities was $34.1 million in 2010. Net cash used by investing activities primarily consisted of $25.0 million for the acquisition of merchant portfolios, $6.3 million of payments for contract modifications for prepaid residual expenses and $2.9 million of capital expenditures. We currently have no significant capital spending or purchase commitments outstanding, but expect to continue to engage in capital spending in the ordinary course of business.
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

Financing activities
     Net cash used in financing activities was $27.9 million in 2010, primarily consisting of repayments on our senior secured credit facility of $27.0 million. In August 2010, the Board of Directors of iPayment, Inc. declared a $1.0 million dividend to our parent company, iPayment Investors, LP, to cover certain operating and legal costs, including reimbursement to the Company of certain costs previously paid for by the Company on behalf of iPayment Investors, LP.
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
     On May 10, 2006, we replaced our existing credit facility with a new senior secured credit facility with Bank of America as administrative agent. The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the all of our assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%). Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 4.75 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 on December 31, 2011. The senior secured credit facility also contains an excess cash flow (as defined therein) covenant, which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2010, the payment attributable to this covenant was $5.8 million and was included in the current portion of long-term debt. At December 31, 2009, there was no additional payment attributable to this covenant. Principal repayments on the term loans were due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the quarter ended March 31, 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments required by the senior secured credit facility through the second quarter of 2010. Throughout the remainder of 2009, the Company prepaid the remainder of its quarterly principal payments required by the senior secured credit facility. Since that time, the Company has repaid an additional $39.9 million of debt principal beyond the required quarterly principal payments. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At December 31, 2010, we had outstanding $420.6 million of term loans at a weighted average interest rate of 2.29% and $11.0 million of borrowings outstanding under the revolving credit facility at a weighted average interest rate of 3.42%.
     Under our senior secured credit facility, we were required to hedge at least 50% of the outstanding balance through May 10, 2008, and accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million. These swap agreements expired on December 31, 2010, and our interest rate swap balance at that date was $0. The swap agreements effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualified for hedge accounting treatment under ASC 815 “Derivatives and Hedging” (see Note 2 in our Notes to Consolidated Financial Statements).
     On May 10, 2006, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9.75% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.0 to 1.0.
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. In accordance with ASC 860 “Transfers and Servicing,” formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and

Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected this transaction as a reduction in long-term debt within the Consolidated Balance Sheets as of December 31, 2008. We amended our senior secured credit facility in April 2007 to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases in compliance with that amendment. At December 31, 2010, we had $194.5 million of outstanding senior subordinated notes and $1.2 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $2.6 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $3.6 million as of December 31, 2010, which is materially consistent with amounts computed using an effective interest method. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $2.2 million for the years ended December 31, 2010, 2009, and 2008 and is included within interest expense on the Consolidated Income Statements.
Contractual Obligations
     The following table of our material contractual obligations as of December 31, 2010 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The table excludes contingent payments in connection with earnouts related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future EBITDA results. We had no earnout payments in 2010 compared to $2.7 million in 2009. We currently do not anticipate that earnout payments will be made in the near future.

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
			(in thousands)
Credit Facility	$431,638	$—	$431,638	$—	$—
Senior Subordinated Notes	194,500	—	—	194,500	—
Interest (1)	87,831	29,340	51,379	7,111	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	6,188	1,325	2,257	1,760	846
Purchase obligations (2)(3)(4)	4,100	3,771	329	—	—

Total contractual obligations	$724,257	$34,436	$485,603	$203,371	$846

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of December 31, 2010, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 7 to our Consolidated Financial Statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee through 2011 related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio. The minimum fee for 2011 will be at least 70% of such fee paid to FDMS in 2010, or at least $3.8 million.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2010, and are excluded from this table.
     We expect to be able to fund our operations, capital expenditures and the contractual obligations above (other than the repayment at maturity of the aggregate principal amount of (i) term loans under our senior secured credit facility and (ii) our senior subordinated notes) using our cash from operations. We intend to use our revolving credit facility primarily to fund additional acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and the contractual obligations above using cash from operations, we intend to use borrowings under our revolving credit facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

Effects of Inflation
     Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our merchant charge volume and corresponding changes to processing revenue.
New Accounting Standards
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s results of operations, financial position and cash flows. SFAS No. 161 is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For further detail on the Company’s derivative instruments and hedging activities, see Note 2 to our Consolidated Financial Statements. The guidance in SFAS No. 161 is included in the Derivatives and Hedging Topic of FASB ASC Topic 815.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP resulted in additional interim disclosures only. See Financial Instruments within Note 1 to our Consolidated Financial Statements. The guidance in this FSP is included in the Investments and Fair Value Measurements and Disclosures Topics of FASB ASC Topic 820.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also impact our revenues through changes to merchant charge volume as processing fees are generally based on a percentage of charge volume.
     We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
     Our interest expense is sensitive to changes in the general level of interest rates in the United States because a majority of our indebtedness is at variable rates. As of December 31, 2010, $431.6 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $4.3 million.
     We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder of iPayment, Inc.
We have audited the accompanying consolidated balance sheets of iPayment, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 21, 2011

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Accounts receivable, net of allowance for doubtful accounts of $735 and $857 at December 31, 2010 and 2009, respectively	27,542	25,077
Prepaid expenses and other current assets	1,191	1,463
Investment in merchant advances, net of allowance for doubtful accounts of $397 and $527 at December 31, 2010 and 2009, respectively	—	—
Deferred tax assets	2,073	2,353

Total current assets	30,807	28,895

Restricted cash	556	680
Property and equipment, net	4,766	4,673
Intangible assets and other, net of accumulated amortization of $177,600 and $138,789 at December 31, 2010 and 2009, respectively.	156,734	163,774
Goodwill	527,978	527,978
Deferred tax asset	4,324	8,219
Other assets, net	10,464	11,147

Total assets	$735,629	$745,366

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,265	$4,132
Income taxes payable	11,818	8,529
Accrued interest payable	2,573	2,735
Accrued liabilities and other	17,060	20,100
Current portion of long-term debt	5,823	—

Total current liabilities	40,539	35,496

Long-term debt	619,144	651,519
Other liabilities	3,505	15,213

Total liabilities	663,188	702,228

Commitments and contingencies (Note 5)

Stockholder’s equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2010, and 2009 respectively	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $0 and $4,984 at December 31, 2010, and 2009, respectively	—	(7,475)
Retained earnings	52,386	30,558

Total stockholder’s equity	72,441	43,138

Total liabilities and stockholder’s equity	$735,629	$745,366

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Revenues	$699,174	$717,928	$794,825

Operating expenses:
Interchange	380,577	397,530	450,570
Other costs of services	216,873	228,253	240,880
Selling, general and administrative	13,827	20,348	20,941

Total operating expenses	611,277	646,131	712,391

Income from operations	87,897	71,797	82,434

Other expense:
Interest expense, net	45,662	46,488	56,289
Other expense, net	1,058	1,245	750

Income before income taxes	41,177	24,064	25,395

Income tax provision	18,349	8,736	10,105

Net income	22,828	15,328	15,290

Less: Net income attributable to noncontrolling interest	—	(3,588)	(987)

Net income attributable to iPayment, Inc.	$22,828	$11,740	$14,303

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY and COMPREHENSIVE INCOME
(In thousands, except share data)

	Stockholder's Equity
			Accumulated
			Other	Retained	Non-
	Common Stock		Comprehensive	Earnings	controlling
	Shares		Loss	(Deficit)	interest	Total

Balance at December 31, 2007	100	$20,055	$(7,354)	$4,515	$—	$17,216
Comprehensive Income:
Unrealized (loss) on fair value of derivatives, net of tax benefits of $3,276	—	—	(4,914)	—	—	(4,914)
Net income	—	—	—	14,303	987	15,290

Comprehensive Income:						10,376

Balance at December 31, 2008	100	$20,055	$(12,268)	$18,818	$987	$27,592

Distributions to noncontrolling interest in equity of subsidiary	—	—	—	—	(2,640)	(2,640)
Sale of interest in equity of subsidiary	—	—	—	—	(1,935)	(1,935)
Comprehensive Income:
Unrealized gain on fair value of derivatives, net of tax expense of $3,195	—	—	4,793	—	—	4,793
Net income	—	—	—	11,740	3,588	15,328

Comprehensive Income:						20,121

Balance at December 31, 2009	100	$20,055	$(7,475)	$30,558	$—	$43,138

Dividend paid to parent company	—	—	—	(1,000)	—	(1,000)
Comprehensive Income:
Unrealized gain on fair value of derivatives, net of tax expense of $4,984	—	—	7,475	—	—	7,475
Net income	—	—	—	22,828	—	22,828

Comprehensive Income:						30,303

Balance at December 31, 2010	100	$20,055	$—	$52,386	$—	$72,441

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$22,828	$15,328	$15,290
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,221	45,828	38,041
Noncash interest expense and other	3,217	2,584	2,433
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(2,465)	(1,001)	(967)
Prepaid expenses and other current assets	272	344	612
Other assets	(3,049)	(5,804)	(5,851)
Accounts payable and income taxes payable	2,422	3,139	(2,353)
Accrued interest	(151)	(313)	(218)
Accrued liabilities and other	(2,301)	2,600	(548)

Net cash provided by operating activities	61,994	62,705	46,439

Cash flows from investing activities
Change in restricted cash	124	9	267
Expenditures for property and equipment	(2,904)	(2,304)	(2,374)
Investment in merchant advances	—	4,460	(4,344)

Proceeds from disposition of noncontrolling interest, net of cash disposed	—	2,772	—
Acquisitions of businesses and portfolios, net of cash acquired	(25,000)	(24,629)	(22,063)
Payments related to businesses previously acquired	—	(2,734)	—
Payments for prepaid residual expenses	(6,315)	(5,126)	(4,160)

Net cash used in investing activities	(34,095)	(27,552)	(32,674)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	100	10,900	(2,200)
Repayments of debt	(27,000)	(47,000)	(8,009)
Dividend	(1,000)	—	—
Distributions to noncontrolling interest in equity of subsidiary	—	(2,640)	—

Net cash used in financing activities	(27,900)	(38,740)	(10,209)

Net (decrease) increase in cash and cash equivalents	(1)	(3,587)	3,556
Cash and cash equivalents, beginning of period	2	3,589	33

Cash and cash equivalents, end of period	$1	$2	$3,589

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$14,197	$13,712	$13,917
Cash paid during the period for interest	$43,231	$44,218	$54,072

Supplemental schedule of non-cash activities:
Accrual of deferred payments for acquisitions of businesses	$—	$—	$2,456

Non-cash (decreases) increases in assets:
Goodwill	$—	$—	$(2,277)
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business and Basis of Presentation
Organization and Business
     iPayment, Inc. (“iPayment”) was originally incorporated as iPayment Holdings, Inc. in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. iPayment is a provider of card-based payment processing services to small business merchants located across the United States. We enable merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. We market and sell our services primarily through independent sales groups (“ISGs”).
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
     We have significant outstanding long-term debt as of December 31, 2010. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in Note 7. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes due and payable. We currently do not have available cash and similar liquid resources available to repay our debt obligations if they were to become due and payable. Our debt-to-EBITDA ratio was 4.65 to 1.00 as of December 31, 2010, compared to the allowed maximum of 4.75 to 1.00. We believe we will continue to meet our debt covenants in the foreseeable future. The recessionary environment and credit contraction in the last few years have affected cardholder spending behavior and merchant attrition. Our charge volume weakened in 2010 and total number of active merchants declined. As the economy recovers, we expect these trends to moderate in 2011. There is, however, a risk that we may experience these negative trends in the future, which would lead to deterioration in our operating performance and cash flow, and that could cause our actual financial results during 2011 to be worse than currently expected. If such deterioration were to occur, there is a possibility we may experience noncompliance with our debt covenants. Any amendment to or waiver of our debt covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment,” the “Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying Consolidated Financial Statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of results. All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate our majority-owned subsidiaries and reflect the interest of the portion of the entities that we do not own as “Noncontrolling interest” on our Consolidated Balance Sheets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), now found within FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.”
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The Consolidated Financial Statements include the accounts of iPayment, Inc. and its wholly-owned subsidiaries iPayment of California, LLC, 1st National Processing, Inc., E-Commerce Exchange, Inc., iPayment of Maine, Inc., Online Data Corporation, CardSync Processing, Inc., CardPayment Solutions, LLC, TS Acquisition Sub, LLC, PCS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc, NPMG Acquisition Sub, LLC, iFunds Cash Solutions, LLC, Cambridge Acquisition Sub, LLC, MSC Acquisition Sub, LLC, iScan Solutions, LLC, and iPayment Acquisition Sub, LLC. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between iPayment, Inc., including its subsidiaries, and its directors and officers are disclosed as related party transactions (Note 10).

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
     We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, included in the Revenue Recognition Topic of ASC Topic 605, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired as part of the First Data Merchant Services Corporation (“FDMS”) acquisition are reported net of interchange, as required ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
     Other costs of services include costs directly attributable to processing and bank sponsorship costs, which amounted to $23.8 million, $30.9 million, and $38.1 million in the years ended December 31, 2010, 2009, and 2008, respectively. They also include related costs such as residual payments to sales groups, which are commissions we pay to our sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
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
Cash and Cash Equivalents
     For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and securities with original maturities of three months or less. Our cash accounts at various banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) without limit through the Dodd-Frank Provision, effective from December 31, 2010 through December 31, 2012.
Restricted Cash
     Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral.
Accounts Receivable, net
     Accounts receivable are primarily amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, as required by GAAP, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2010 and 2009 was $0.7 million and $0.9 million, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment, net
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements are amortized over the useful life of the asset. Depreciation expense for property and equipment for the years ended December 31, 2010, 2009, and 2008 was $1.5 million, $1.9 million, and $1.6 million, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.
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
     We monitor indicators of impairment on our merchant processing portfolios on a periodic basis and at least on a quarterly basis. Further, we perform quantitative tests quarterly or annually (annually for portfolios that are smaller in value) by estimating the cash flows over the remaining useful life of each portfolio and comparing to its carrying value. To the extent that the estimated cash flows exceed the carrying value of each portfolio, no impairment of the value of the portfolio is necessary. The sum of the cash flows exceeded the carrying value of each portfolio during the years ended December 31, 2010 and 2009. Therefore, we concluded that there were no instances of impairment on our merchant processing portfolios as of those dates.
     Estimated useful lives are determined for merchant processing portfolios based on the life of the expected cash flows from the underlying merchant accounts and for other intangible assets primarily over the remaining terms of the contracts. During the years ended December 31, 2010, 2009, and 2008, amortization expense related to intangible assets was $39.0 million, $43.7 million, and $36.3 million, respectively. As of December 31, 2010, estimated amortization expense for each of the five succeeding years is expected to be as follows (in thousands):

Year ended December 31,	Amount
2011	$37,942
2012	31,380
2013	23,584
2014	17,886
2015	12,752
Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2010. Actual amounts will increase if additional amortizable intangible assets are acquired.
Goodwill
     We follow ASC 350 “Intangibles — Goodwill and Other Topics” (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets), which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment and in addition, if facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples of other publicly traded institutions in our industry, the current economic environment, and the choice of an appropriate discount rate.
     We completed our most recent annual goodwill impairment review as of July 31, 2010, and updated our review as of December 31, 2010, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill. All goodwill impairment testing includes an independent third party valuation. We determined that no impairment charge to goodwill was required as the fair value of our reporting unit sufficiently exceeded the carrying value.
Impairment of Long-Lived Assets
     We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed as of December 31, 2010, we concluded that none of our long-lived assets were impaired.
Other Assets
     Other assets at December 31, 2010 and 2009, include approximately $1.0 million and $0.1 million, respectively, of notes receivable (the current portions of $0.5 million and $0.7 million are included in prepaid expenses and other current assets at December 31, 2010 and 2009, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6% to 15%, and are payable back to us through 2015. We secure the loans by the ISG’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and typically by obtaining personal guarantees from the individuals who operate the ISGs.
     Also included in other assets at December 31, 2010 and 2009, are approximately $6.2 million and $8.7 million of debt issuance costs (net of accumulated amortization of $10.3 million and $8.1 million, respectively), which are being amortized over the terms of the related debt agreements using the straight-line method which approximates the effective interest method. Other assets also include sales-type leases held for investment, which are stated at the present value of the future minimum lease payments and estimated residual values discounted at the rate implicit in the lease, net of allowances for losses. There were no sales-type leases held for investment included in other assets at December 31, 2010, and approximately $0.1 million at December 31, 2009.
Reserve for Losses on Merchant Accounts
     We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses of $3.5 million, $4.9 million, and $4.2 million for the years ended December 31, 2010, 2009, and 2008, respectively, are included in other costs of services in the accompanying Consolidated Income Statements. At December 31, 2010 and 2009, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.4 million and $1.5 million, respectively.
     We also maintain a reserve for merchant advance losses. In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. We stopped offering new merchant advances to our customers in 2008. During the term of our existing advances, there is risk that an advance may be deemed uncollectible. We evaluate the risk of potential loss for each advance and record a loss reserve accordingly. Our receivable for merchant advances was fully reserved for at December 31, 2010.
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
     We believe the carrying amounts of financial instruments at December 31, 2010 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our senior subordinated notes, net of discount, is $193 million at December 31, 2010. We estimate the fair value to be approximately $182 million, considering executed trades occurring around December 31, 2010. The carrying value of the senior secured credit facility is $421 million at December 31, 2010. We estimate the fair value to be approximately $407 million, considering executed trades occurring around December 31, 2010. The fair value of the Company’s senior subordinated notes and senior secured credit facility are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. The Company is contractually obligated to repay its borrowings in full and the Company does not believe the creditors under its borrowing arrangements are willing to settle these instruments with the Company at their estimated fair values indicated herein.
Derivative Financial Instruments
     The Company uses certain variable rate debt instruments to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.
     The Company may enter into certain derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist solely of interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby effectively creating fixed-rate debt. The Company enters into derivative instruments solely for cash flow hedging purposes, and the Company does not speculate using derivative instruments.
     The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under ASC 815, we recognize all derivatives as either other assets or other liabilities, measured at fair value. Under our senior secured credit facility, we were required to hedge at least 50% of the outstanding balance through May 10, 2008, and accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million. These swap agreements expired on December 31, 2010, and our interest rate swap balance at that date was $0. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no material ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges, and any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive loss in our Consolidated Balance Sheets.
Income Taxes
     We account for income taxes in accordance with ASC 740 “Income Taxes” (formerly known as SFAS No. 109, Accounting for Income Taxes). ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.
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
Advertising Costs
     We recognize advertising costs as incurred. For the years ended December 31, 2010, 2009, and 2008, advertising costs were $142,000, $148,000, and $146,000, respectively, and were included in selling, general and administrative expenses.

Noncontrolling Interest
     We previously owned a 20% interest in a joint venture, Central Payment Co, LLC (“CPC”). However, during the fourth quarter of 2009, we sold our 20% interest in CPC for $4.3 million. The sale of our equity caused us to deconsolidate CPC and to recognize a deferred gain of $2.8 million that will be recognized as income over a three-year period. As of December 31, 2010, we had $0.9 million of short-term deferred gain within “Accrued liabilities and other” and $0.8 million of long-term deferred gain within “Other liabilities” on our Consolidated Balance Sheets. We recognized $0.2 million of gain during the fourth quarter of 2009 within “Other income” on our Consolidated Income Statements. Although the sale of our equity in CPC does not require pro forma disclosure within our financial statements, within Note 14 of the Notes to the Consolidated Financial Statements we have provided pro forma quarterly financial information presenting the effect of CPC as a deconsolidated entity. We have also included unaudited pro forma quarterly results from 2009 that remove the operating results of CPC resulting from the sale of our equity in CPC. There was no remaining noncontrolling interest at December 31, 2010 and 2009 due to the sale of our equity interest in CPC.
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
Common Stock
     The Company has 100 shares of common stock outstanding at December 31, 2010. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
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
3. Acquisitions
     The effective date of each of the acquisitions discussed in this Note is the date the acquisition was recognized in our financial statements, unless otherwise noted. For the years ended December 31, 2010, 2009, and 2008, amortization expense related to our merchant processing portfolios and other intangible assets was $39.0 million, $43.7 million, and $36.3 million, respectively.
Earnout Payments
     Certain purchase agreements for acquisitions made in prior periods contained earnout payments based on the subsequent performance of the business acquired. As the terms of these earnout provisions are met, we accrue the amount owed in our Consolidated Balance Sheets and record an increase to goodwill. We provided for $2.5 million in earnout payments in 2008. There were no earnout provisions provided for in 2009 and 2010.
Other Acquisitions
     We made various purchases of residual cash flow streams and one business, Cambridge Payment Systems LLC (“Cambridge”), collectively totaling $14.1 million during 2007. Cambridge was acquired on December 28, 2007, and the results of operations were included in our Consolidated Income Statements beginning January 1, 2008. Consideration for this acquisition included cash at closing and a contingent payment based upon future performance over three years. The Cambridge acquisition was recorded under the purchase method. The purchase prices for the residual cash flow streams and merchant processing portfolios were primarily assigned to intangible assets and are amortized over their expected useful lives. As a result of the Cambridge acquisition, we recorded approximately $4.6 million of intangible assets and $8.3 million of goodwill during 2007.
     On April 1, 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center (“MSC”), an ISG with a portfolio of over 7,000 merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. MSC is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of MSC were included in our Consolidated Income Statements beginning April 1, 2008. As a result of the MSC acquisition, we recorded approximately $10.2 million of intangible assets and $11.5 million of goodwill.
     In November 2009, we entered into a Purchase and Sale Agreement with Central Payment Co., LLC (“CPC”), whereby we acquired a merchant portfolio consisting of approximately 8,000 merchants from CPC. The transaction was effective as of November 1, 2009. Consideration at closing was $23.8 million in cash. As a result of the portfolio purchase, we recorded $23.8 million of intangible assets.
     In November 2010,we entered into a Purchase and Sale Agreement with the shareholders of Flagship Merchant Services (“Flagship”), whereby we acquired a merchant portfolio of approximately 8,400 merchant accounts from Flagship. This acquisition constituted a permitted acquisition under our senior secured credit facility. Total consideration at closing was $20 million in cash, which was funded from our cash on hand and from our revolving credit facility. The effect of the portfolio acquisition was included in our Consolidated Income Statements beginning October 1, 2010.
     In December 2010, we entered into a Purchase and Sale Agreement with an existing ISG, whereby we acquired a merchant portfolio of approximately 2,500 merchant accounts. This acquisition constituted a permitted acquisition under our senior secured credit facility. Consideration at closing was $5 million in cash which was funded at closing from our revolving credit facility. The effect of the portfolio acquisition was included in our Consolidated Income Statements beginning December 1, 2010.

4. Details of Balance Sheet Accounts

	December 31,
(in thousands)	2010	2009
Property and Equipment, net:
Machinery and equipment	$4,636	$3,665
Furniture and fixtures	1,068	1,336
Leasehold improvements	601	457
Computer software and equipment	4,103	4,454

	10,408	9,912
Less: accumulated depreciation	(5,642)	(5,239)

	$4,766	$4,673

Goodwill:
Beginning balance	$527,978	$527,912
Acquired during the period	—	—
Divested during the period	—	(212)
Adjustments to goodwill acquired in prior period	—	278

	$527,978	$527,978

5. Commitments and Contingencies
Leases
     Our facilities include locations in Nashville, Tennessee; Westlake Village, California; Minden, Nevada; Novi, Michigan; and Akron, Ohio. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2010 (in thousands):

Year ended December 31,	Amount
2011	1,325
2012	1,161
2013	1,096
2014	938
2015	822
Thereafter	3,461

Total	$8,803

     Total rent expense for the years ended December 31, 2010, 2009, and 2008 was $2.0 million, $2.3 million, and $2.1 million, respectively.
Minimum Processing Commitments
     We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees that it would have received if we had submitted the required minimum number of transactions. As of December 31, 2010, such minimum fee commitments were as follows (in thousands):

Year ended December 31,	Amount
2011	4,593
2012	329
2013	—
2014	—
2015	—
Thereafter	—

Total	$4,922

     In conjunction with our purchase of a merchant portfolio from First Data Merchant Services (“FDMS”) in 2004, we also entered into service agreements with FDMS (the “Service Agreements”), pursuant to which FDMS agreed to perform certain data processing and related services with respect to the acquired merchant contracts through 2011. In consideration for entering into the Service Agreements, we are required to pay FDMS a processing fee related to these accounts of at least 70% of the amount paid during the immediately preceding year. The minimum commitments for years after 2010 included in the table above are based on the preceding year minimum amounts. The actual minimum commitments for such years may vary based on actual fees paid in the preceding years.
     We also have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of December 31, 2010, and are excluded from this table.
Contingent Acquisition Price Obligations
     Certain of our acquisitions include purchase price escalations that are contingent upon future performance. For acquisitions prior to January 1, 2009 (the effective date of SFAS 141R), we accrue such obligations once all contingencies are met. There were no contingent purchase price obligations accrued at December 31, 2010.
Reserves on Merchant Accounts
     Some of our merchants are required to maintain reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold these reserve cash deposits related to our merchant accounts as long as there is an exposure to loss resulting from a merchant’s processing activity. As of December 31, 2010, these reserve cash deposits totaled approximately $38.1 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve cash accounts, and accordingly, we do not include these accounts and the corresponding obligation to the merchants in our Consolidated Financial Statements.
     If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. After the chargeback occurs, we attempt to recover the chargeback either directly from the merchant or from the merchant’s reserve account. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. At December 31, 2010 and 2009, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.4 million and $1.5 million, respectively.
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
6. Investments
Investments in Merchant Advances
     In 2007, we began, on a selective basis, offering advances to prospective and current merchants based on expected future processing volume. We stopped offering new merchant advances to our customers in 2008. Our merchant advances are reflected in “Investment in merchant advances” in the Consolidated Balance Sheets. Investments in merchant advances were $0, net of allowance for doubtful accounts of $0.4 million, at December 31, 2010 and $0, net of allowance for doubtful accounts of $0.5 million, at December 31, 2009. The allowance for doubtful accounts is further described in “Reserve for Losses on Merchant Accounts” within Note 2.

Payments for Prepaid Residual Expenses
     During the year ended December 31, 2010, we made payments totaling $6.3 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
7. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Senior secured credit facility:
Term loans	$420,638	$447,638
Revolver	11,000	10,900
Senior subordinated notes, net of discount	193,329	192,981

	624,967	651,519
Less: current portion of long-term debt	(5,823)	—

	$619,144	$651,519

     The senior secured credit facility consists of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%). Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 1.25%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 2.25%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.50%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 4.75 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 on December 31, 2011. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2010, the payment attributable to this covenant was $5.8 million and was included in the current portion of long-term debt. At December 31, 2009, there was no additional payment attributable to this covenant. Principal repayments on the term loans were due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the quarter ended March 31, 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments required by the senior secured credit facility through the second quarter of 2010. Throughout the remainder of 2009, the Company prepaid the remainder of its quarterly principal payments required by the senior secured credit facility. Since that time, the Company has repaid an additional $39.9 million of debt principal beyond the required quarterly principal payments. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At December 31, 2010, we had outstanding $420.6 million of term loans at a weighted average interest rate of 2.29% and $11.0 million of borrowings outstanding under the revolving credit facility at a weighted average interest rate of 3.42%.
     Under our senior secured credit facility, we were required to hedge at least 50% of the outstanding balance through May 10, 2008, and accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expired on December 31, 2010. The swap agreements effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. In September 2007, we entered into two additional interest rate swap agreements. The first swap was for a notional value of $100.0 million and expired on September 17, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.80% (plus the applicable margin) over the entire term of the swap. The second swap was for a notional value of $75.0 million and expired on September 28, 2008. This swap effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 4.64% (plus the applicable margin) over the entire term of the swap. The swap instruments qualified for hedge accounting treatment under ASC 815 “Derivatives and Hedging” (see Note 2 of Notes to Consolidated Financial Statements).
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
     On May 10, 2006, in conjunction with the Transaction further described in Note 1, we also issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9.75% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00. We were in compliance with all such covenants as of December 31, 2010.
     During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with ASC 860 “Transfers and Servicing,” formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the repurchase was accounted for as an extinguishment of debt. We reflected this transaction as a reduction in long-term debt within the Consolidated Balance Sheets as of December 31, 2008. We amended our senior secured credit facility in April 2007 to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed note repurchases in compliance with that amendment. At December 31, 2010, we had $194.5 million of outstanding senior subordinated notes and $1.5 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $2.6 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $3.7 million as of December 31, 2010, which is materially consistent with amounts computed using an effective interest method. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments. Amortization expense related to the debt issuance costs was $2.2 million for the years ended December 31, 2010, 2009, and 2008 and is included within interest expense on the Consolidated Income Statements.
     The maturities of long-term debt (before unamortized discount) are as follows (in thousands):

Year ending December 31,	Amount
2011	—
2012	11,000
2013	420,638
2014	193,329
2015	—
Thereafter	—

Total	$624,967

8. Income Taxes
     The provision for income taxes and liabilities for the years ended December 31, 2010, 2009 and 2008, was comprised of the following (in thousands):

	2010	2009	2008
Current:
Federal	$14,374	$11,736	$13,743
State	1,942	2,435	2,778

Total current	16,316	14,171	16,521
Deferred	993	(5,146)	(6,327)
Change in valuation allowance	(238)	81	523
Changes in uncertain tax positions	1,278	(370)	178

Total income tax provision	$18,349	$8,736	$10,895

     The differences between the federal statutory tax rate of 35% and effective tax rates are primarily due to state income tax provisions, and changes in uncertain positions, as follows:

	2010	2009	2008
Statutory Rate	35%	35%	35%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	5%	5%	4%
Permanent differences	0%	-4%	0%
Increase to valuation allowance	0%	0%	2%
Increase (decreases) in uncertain positions	3%	-2%	0%
Other	2%	2%	0%

Total	45%	36%	41%

     Deferred income tax assets are included as a component of other assets in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009 and were comprised of the following (in thousands):

	2010	2009
Current deferred tax assets:
Reserves	$1,063	$1,971
Gain on sale of noncontrolling interest	362	367
Other	790	966
Valuation allowances	(31)	(116)

Total current deferred tax assets	2,184	3,188

Current deferred tax liabilities:
Prepaid expenses	(111)	(212)
Other	—	(623)

Total current deferred tax liabilities	(111)	(835)

Net current deferred tax asset	$2,073	$2,353

Long-term deferred tax assets:
Tax benefit of unrealized loss on fair value of derivatives	$—	$4,976
Net operating loss	1,865	1,898
Cancellation of debt income	549	704
Gain on sale of noncontrolling interest	258	889
Other	15,810	7,188
Valuation allowances	(558)	(711)

Total long-term deferred tax assets	17,924	14,944

Long-term deferred tax liabilities:
Intangible assets, net of depreciation and amortization	(4,088)	(6,725)
Goodwill	(9,512)	—

Total long-term deferred tax liabilities	(13,600)	(6,725)

Net long-term deferred tax asset	$4,324	$8,219

     We account for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
     As of December 31, 2010, our liabilities for unrecognized tax benefits totaled $2.7 million, included in other long-term liabilities. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at December 31, 2010 was $0.2 million.
     The following presents a rollforward of our unrecognized tax benefits (in thousands):

Unrecognized
Tax Benefits
Balance at December 31, 2008	$1,140

Decrease in prior year tax positions	(604)
Increase for tax positions taken during the current period	551

Balance at December 31, 2009	$1,087

Reductions due to lapse of the applicable statute of limitations	(125)
Increase in prior year tax positions	1,129
Increase for tax positions taken during the current period	634

Balance at December 31, 2010	$2,725

     As of December 31, 2010, the total amount of unrecognized tax benefits that would affect the tax rate, if recognized, would be $1.0 million.

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years through 2005.
     At December 31, 2010, we had state net operating loss carryforwards of approximately $30.3 million, which begins to expire in 2022. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010, we had $0.6 million of valuation allowances on deferred tax assets. The net deferred taxes recorded at December 31, 2010, represent amounts that are more likely than not to be utilized in the near term.
     During the first quarter of 2011, we made tax payments totaling $11.9 million to cover all federal and state taxes payable relating to 2010.
9. Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net income plus the net-of-tax impact of fair market value changes in our interest rate swap agreements, which expired on December 31, 2010. The accumulated elements of other comprehensive loss, net of tax, are included within stockholder’s equity on the Consolidated Balance Sheets. Other comprehensive income (loss) for years ended December 31, 2010, 2009 and 2008 was $7.5million, $4.8 million, and ($4.9) million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $7.5 million, $4.8 million, and ($4.9) million for the years ended December 31, 2010, 2009 and 2008, respectively. The related deferred tax expense (benefit) was $5.0million, $3.2 million and ($3.3) million for the years ended December 31, 2010, 2009 and 2008, respectively.
10. Related Party Transactions
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
     In November 2010, we entered into a sublease agreement with Fortis Payment Systems, LLC, an ISG owned by an iPayment employee, through Cambridge Acquisition Sub, LLC, a wholly owned subsidiary. The lease agreement extends through 2013, with an option of extending the contract through 2015. The lease agreement provides annual minimum payments of $60,000 beginning November 2010 for three years.
11. Significant Concentration
     Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2010, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 3% of revenues during any periods presented. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
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
13. Employee Agreements and Employee Benefit Plans
     During 2002 and 2001, we entered into employment agreements with various officers to secure employment. Under the terms of the agreements, we provided the employees with salary, incentive compensation and stock grants and/or options in return for various periods of employment. On November 10, 2008, Messrs. Daily and Grimstad each provided us with notice of their intention to not renew their respective employment agreements with us. Accordingly, Messrs. Daily’s and Grimstad’s respective employment agreements terminated on February 25, 2009 pursuant to their terms. Following the termination of their employment agreements, Messrs. Daily and Grimstad continue to serve as our chief executive officer and president, respectively, pursuant to at-will employment arrangements.
     On March 4, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Mark C. Monaco. Mr. Monaco has served as the Company’s Chief Financial Officer since October 15, 2010.

     We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the Plan, we may match contributions of up to 3% of a participant’s salary. Employer contributions for the years ended December 31, 2010, 2009, and 2008 were $188,000, $179,000, and $197,000, respectively.
14. Summarized Quarterly Financial Data
     The following unaudited schedule indicates our quarterly results of operations for 2010, 2009 and 2008 (in thousands, except charge volume). We have also included unaudited pro forma quarterly results from 2009 that remove the operating results of CPC resulting from the sale of our equity in CPC. Within the unaudited pro forma results for 2009, we have also included the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
2010
Revenue	$159,540	$183,933	$175,098	$180,603	$699,174
Interchange	90,997	98,544	97,200	93,836	380,577
Other cost of services	50,601	55,605	54,064	56,603	216,873
Selling, general, and administrative	3,082	3,303	3,771	3,671	13,827
Income from operations	14,860	26,481	20,063	26,493	87,897
Depreciation and amortization	10,625	10,148	9,683	10,765	41,221
Net income attributable to iPayment, Inc.	2,220	8,309	5,217	7,082	22,828
Charge Volume (in millions, unaudited)	5,541	5,853	5,718	5,541	22,653

2009
Revenue	$170,053	$190,745	$182,716	$174,414	$717,928
Interchange	96,910	103,575	101,975	95,070	397,530
Other cost of services	55,368	60,574	56,147	56,164	228,253
Selling, general, and administrative	4,992	5,138	5,149	5,069	20,348
Income from operations	12,783	21,456	19,445	18,113	71,797
Depreciation and amortization	11,956	12,160	10,781	10,931	45,828
Net income (loss) attributable to iPayment, Inc.	(210)	4,224	3,741	3,985	11,740
Charge Volume (in millions, unaudited)	5,737	6,091	6,030	5,668	23,526

2009 - PRO FORMA
Revenue, unaudited	$165,349	$185,082	$175,766	$171,765	$697,962
Interchange, unaudited	95,254	100,814	98,645	93,862	388,575
Other cost of services, unaudited	54,915	59,551	54,835	55,625	224,926

Selling, general, and administrative, unaudited	3,091	3,083	2,971	4,283	13,428
Income from operations, unaudited	12,089	21,635	19,314	17,994	71,032
Depreciation and amortization, unaudited	12,905	13,110	11,728	11,247	48,990

2008
Revenue	$185,455	$212,580	$203,654	$193,136	$794,825
Interchange	108,381	121,855	116,188	104,146	450,570
Other cost of services	55,610	61,892	61,286	62,092	240,880
Selling, general, and administrative	4,981	5,078	5,166	5,716	20,941
Income from operations	16,483	23,755	21,014	21,183	82,434
Depreciation and amortization	8,563	8,988	9,665	10,825	38,041
Net income attributable to iPayment, Inc.	1,331	5,772	3,729	3,471	14,303
Charge Volume (in millions, unaudited)	6,535	7,280	6,924	6,044	26,783

15. Guarantor Financial Information
     In connection with the May 2006 issuance of 9.75% senior subordinated notes due 2014, all of our existing and future subsidiaries (the “Guarantors”) that guarantee our other debt or debt of the guarantors have fully and unconditionally guaranteed, on a joint and several basis, our obligations under the related indenture (the “Guarantees”). iPayment, Inc., the issuer of the senior subordinated notes and parent company of the Guarantors, has no independent assets or operations. Any subsidiary of iPayment, Inc. other than the Guarantors is minor, and there are no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan.
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
     The Company has entered into a new lease through November 2019 for 31,665 square feet in Westlake Village, California that commenced in December 2009. In December 2009, the Calabasas operating center moved from its current location in Calabasas, California to the new location in Westlake Village, California. Annual commitments under this lease will approximate $0.8 million.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
     iPayment assesses the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.
     During the twelve months ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table provides information about our directors and executive officers as of December 31, 2010:

Name and Age	Principal Occupation, Business Experience, Directorships and Education
Gregory S. Daily Chairman and CEO Age 51	Greg Daily co-founded iPayment and has served as Chairman of the board of directors and Chief Executive Officer since the Company’s founding in 2001. In 1984, Mr. Daily co-founded PMT Services, Inc., a credit card processing company, and served as President of PMT Services, Inc. Mr. Daily served as the Vice-Chairman of the board of directors of NOVA Corporation from September 1998 until May 2001. Mr. Daily has served as the Chief Manager and President of Caymas, LLC, a private investment company, since January 2001 and he has served as the Chief Executive Officer of Hardsworth, LLC, a private investment company, since May 1997. Mr. Daily graduated with a B.A. in Business Administration from Trevecca Nazarene University.

Carl A. Grimstad Director and President Age 43	Carl Grimstad co-founded iPayment and has served as the Company’s President since the Company’s founding in 2001. In 2003, Mr. Grimstad led iPayment in a successful IPO (NASDAQ: IPMT). Mr. Grimstad was instrumental in taking iPayment private in 2006. Mr. Grimstad has served as the managing partner of GS Capital, LLC, a private investment company since 1995. Mr. Grimstad and his family are active supporters of various charities including the Nashville Zoo and the Sexual Assault Center. Mr. Grimstad currently serves as a trustee of the Cheekwood Botanical Gardens, as a board member of the Nashville Symphony and as a board member of the Oasis Center, a safe haven for children in trouble. Mr. Grimstad graduated with a B.A. in Economics from Boston University in 1989.

Name and Age	Principal Occupation, Business Experience, Directorships and Education
Mark C. Monaco Chief Financial Officer Age 45	Mr. Monaco has served as our Chief Financial Officer since October 2010. From February 2007 to January 2009, Mr. Monaco served as Head of Principal Investments at Brooklyn NY Holdings, LLC, the investment organization of the Alfred Lerner Family. From June 1996 to January 2007, Mr. Monaco was a Managing Director at Windward Capital Management, LLC, a middle market private equity firm focused on financial and business services investments. During his tenure at Windward, Mr. Monaco served as Chairman of Retriever Payment Systems, Inc., a merchant acquiring organization, from 2000 to 2004, when it was acquired by National Processing Company. Prior to joining Windward Capital, Mr. Monaco was at Credit Suisse First Boston, serving as the Director of Finance and Corporate Development after several years in the financial institutions group with the firm’s investment banking department. Mr. Monaco earned his MBA in finance from The University of Pennsylvania, The Wharton Graduate School of Business, and received his undergraduate degree from Harvard University.

Robert S. Torino COO and Executive Vice President Age 57	Robert Torino has served as our Chief Operating Officer since 2006. From 2002 to 2006, he served as our Executive Vice President of Financial Operations and from January 2001 to September 2002, he served as our Chief Financial Officer. From October 1999 to April 2000, Mr. Torino served as Chief Executive Officer of M80 Technologies, Inc., a start-up software development company. Mr. Torino served as President and Chief Executive Officer of TRUE Software Inc., a software development company, from April 1995 until its acquisition by McCabe & Associates in October 1999. Mr. Torino graduated magna cum laude from Boston College with a degree in accounting.

Afshin M. Yazdian Executive Vice President, General Counsel and Secretary Age 38	Afshin Yazdian has served as our Executive Vice President and General Counsel since the Company’s founding in 2001. Mr. Yazdian previously served as General Counsel and Vice President of Mergers and Acquisitions for eConception, a technology venture fund. Prior to that, Mr. Yazdian practiced in the Corporate and Mergers & Acquisitions groups at the law firm of Waller Lansden Dortch & Davis, PLLC in Nashville, Tennessee. Mr. Yazdian is currently on the board of the Nashville Jewish Federation and is involved in a variety of other local and national charities. Mr. Yazdian graduated from Emory University with a BBA in business, and graduated with honors from the University of Miami School of Law.
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
Director Qualifications
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors are committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. Our directors are knowledgeable and experienced in multiple business endeavors which further qualifies them for service as members of the board of directors. In particular, the members of our board of directors considered the following important characteristics: (i) Mr. Daily has extensive business experience in the payment processing industry and has experience in management, having served as President of PMT Services, Inc. and as the Vice-Chairman of the board of directors of NOVA Corporation and (ii) Mr. Grimstad has extensive knowledge of our business and the payment processing industry generally, having served as President of the Company since its inception and having significant involvement in the day-to-day oversight of the Company’s business operations.
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than ten percent of the our common stock (“Section 16 Persons”) to file reports of ownership and changes in ownership in our common stock with the SEC. Based on our records and other information we believe that all Section 16(a) filing requirements for the Section 16 Persons have been complied with during or with respect to the fiscal year ended December 31, 2010. As a result of the Transaction, beginning May 11, 2006, the Company no longer has a class of equity securities registered with the SEC and therefore its directors, officers and 10% shareholders are no longer required to make Section 16 filings.
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
     Retirement Plan. Mr. Daily, Mr. Monaco, and Mr. Yazdian participate in iPayment’s defined contribution plans. iPayment’s contributions to its defined contribution plans on behalf of the named executive officers are shown in the “All Other Compensation” column of the Summary Compensation Table below.
     Summary. The board believes that the combination of competitive base salaries and annual incentives paid in cash comprise a highly-effective and motivational executive compensation program, which works to attract and retain talented executives and strongly aligns the interests of senior management with those of the stockholders of the Company in seeking to optimize long-term performance. The board has reviewed the total compensation received by the executive officers during the year ended December 31, 2010, and has determined that those amounts were not excessive or unreasonable.

     The following table shows the cash and other compensation paid or earned and certain long-term awards made to our Chief Executive Officer, Chief Financial Officer, and each of our three most highly compensated executive officers (the “Named Executives”) for all services to us in all capacities for 2010, 2009 and 2008.
SUMMARY COMPENSATION TABLE

Name and	Annual Compensation				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total
Gregory S. Daily	2010	$708,000		$—	$16,500	(1)	$724,500
Chairman and	2009	187,500		1,000,000	3,750	(1)	1,191,250
Chief Executive Officer	2008	—		—	—		—

Carl A. Grimstad	2010	$708,000		$—	$—		$708,000
Director and President	2009	300,000		1,000,000	—		1,300,000
	2008	300,000		—	—		300,000

Mark C. Monaco	2010	$125,000	(2)	$—	$—		$125,000
Chief Financial Officer	2009	—		—	—		—
	2008	—		—	—		—

Afshin M. Yazdian	2010	$185,000		$—	$14,000	(1)	$199,000
Executive Vice President,	2009	185,000		165,000	10,050	(1)	360,050
General Counsel and Secretary	2008	185,000		150,000	7,950	(1)	342,950

Robert S. Torino	2010	$296,000		$—	$59,820	(3)	$355,820
Chief Operating Officer	2009	296,000		220,000	59,820	(3)	575,820
and Executive Vice President	2008	230,000		200,000	—		430,000

(1)	Represents Company’s matching of 401(k) plan contributions made by executive officers.

(2)	Represents Mr. Monaco’s salary for the period commencing upon his hiring on October 15, 2010 and ending on December 31, 2010

(3)	Represents housing reimbursements made to Mr. Torino.
Compensation of Directors
     Following the closing of the Transaction in 2006, we have not paid our directors, Gregory S. Daily and Carl. A. Grimstad, any compensation for their service as directors.
Compensation Committee Interlocks and Insider Participation
     As a private company, we do not have a compensation committee. Our board of directors, which is currently composed of Mr. Daily and Mr. Grimstad, in consultation with the other executive officers, establishes policies and makes decisions regarding compensation of directors and executive officers.
Compensation Committee Report
     Our board of directors has reviewed and discussed with our management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, our board of directors has recommended that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2010.
     By the board of directors:
     Gregory S. Daily
     Carl A. Grimstad

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS
Gregory S. Daily
     In February 2001, we entered into an employment agreement with Gregory S. Daily, our Chairman of the Board and Chief Executive Officer. The employment agreement was originally for one year, with successive one-year terms unless either party provides written notice to the other party ninety days prior to the expiration of the term. In connection with the execution of his employment agreement with us, Mr. Daily purchased 156,161 shares of our common stock in April 2001 at a price of $0.02 per share. Pursuant to the terms of his employment agreement, Mr. Daily was initially entitled to an annual salary of $12,000, plus a bonus, as determined by the board of directors in its sole discretion, based on Mr. Daily’s performance, our business and financial condition and the operating results achieved. Commencing in 2004, our compensation committee approved an increase in Mr. Daily’s base salary to $300,000. From July 1, 2006 through May 15, 2009, he elected to draw no annual salary. Beginning May 16, 2010, Mr. Daily resumed drawing his annual salary of $300,000. The Board of Directors determined to increase the annual base salary of Mr. Daily to $1.0 million as of June 1, 2010. In addition, Mr. Daily is entitled to receive those employee benefits generally provided to our executive employees.
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
Carl A. Grimstad
     In February 2001, we entered into an employment agreement with Carl A. Grimstad, our President. The employment agreement was originally for one year, with successive one-year terms unless either party provides written notice to the other party ninety days prior to the expiration of the term. In connection with the execution of his employment agreement, Mr. Grimstad purchased 147,601 shares of our common stock in April 2001 at a price of $0.02 per share. Pursuant to the terms of his employment agreement, Mr. Grimstad was initially entitled to an annual salary of $180,000, plus a bonus, as determined by the board of directors in its sole discretion, based on Mr. Grimstad’s performance, our business and financial condition and the operating results achieved. Our compensation committee approved an increase in Mr. Grimstad’s base salary to $300,000 in 2005. The Board of Directors determined to increase the annual base salary of Mr. Grimstad to $1.0 million as of June 1, 2010. In addition, Mr. Grimstad is entitled to receive those employee benefits generally provided to our executive employees.
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
Mark C. Monaco
     On March 4, 2011, we entered into an employment agreement with our Chief Financial Officer, Mark C. Monaco. Mr. Monaco has served as the Company’s Chief Financial Officer since October 15, 2010.
     Mr. Monaco’s employment agreement provides for an initial employment period of three years, with automatic successive one-year extensions unless terminated by either party. As provided in the employment agreement, Mr. Monaco will receive (i) a minimum base salary of $600,000 per year; (ii) the potential to earn an annual bonus equal to 100% of his then-current base salary based on his achievements and certain corporate performance goals that may be established by the Board of Directors of the Company from time to time; (iii) the grant of equity awards if and when iPayment Investors, L.P. adopts an equity compensation program; (iv) reimbursement of up to $21,000 for professional fees incurred in connection with the negotiation of the employment agreement and (v) other benefits, such as participation in the Company’s employee benefit plans, policies, programs and arrangements, as well as reimbursement of certain business and entertainment expenses and indemnification on the same basis as other executives of the Company.
     The employment agreement further provides that, if Mr. Monaco’s employment with the Company is terminated due to death, mutual agreement, “cause,” “disability” or otherwise without “good reason,” as those terms are defined in the employment agreement, Mr. Monaco will be entitled to receive (i) any accrued and unpaid base salary as of the termination date; (ii) all accrued and unpaid benefits under any benefit plans, policies, programs or arrangements; and (iii) any unpaid reasonable and necessary business expenses incurred by him in connection with his employment on behalf of the Company on or prior to the termination date (the “Accrued Compensation”). If Mr. Monaco’s employment with the Company is terminated without “cause” or “disability” or with “good reason,” as those terms are defined in the employment agreement, Mr. Monaco will be entitled to receive (i) the Accrued

Compensation; (ii) severance payments equaling two times the highest base salary amount during his employment term, payable in 24 monthly installments following the date his employment is terminated and (iii) a number of monthly installments of cash equal to the monthly cost of COBRA continuation coverage, payable at the end of each month following the date his employment is terminated so long as he has not become actually covered by the medical plan of a subsequent employer during such month, up to a maximum of 18 monthly installments. To receive these severance and post-termination benefits, Mr. Monaco is required to execute a general release of claims in form and manner reasonably satisfactory to the Company.
     Mr. Monaco’s employment agreement also contains restrictive covenants which generally prohibit Mr. Monaco from (a) disclosing the Company’s trade secrets and confidential information, (b) making disparaging statements about the Company and (c) during his employment term and for the 18-month period following termination of employment (1) soliciting on behalf of a competing business the Company’s customers, (2) soliciting the Company’s employees or (3) participating in any competing business.
     The foregoing description is a summary only and is qualified in its entirety by the full text of Mr. Monaco’s employment agreement which is attached as Exhibit 4.1 to our Form 8-K filed with the SEC on March 8, 2011.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures. The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2010 and 2009, by Ernst & Young LLP:

	2010		2009
Audit Fees	$467,000	(a)	$463,000	(b)
Audit Related Fees	—		—
Tax Fees	74,000		176,000
All Other Fees	—		—

	$541,000		$639,000

(a)	Comprised of fees for the fiscal 2010 financial statement audit and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(b)	Comprised of fees for the fiscal 2009 financial statement audit and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
     The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated March 21, 2011, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 43, above. “Schedule II — Valuation and Qualifying Accounts” is included below. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts
iPayment, Inc.

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period
Year Ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$768,000	$304,000	$—	$74,000	(1)	$998,000
Valuation allowance on deferred tax asset	223,000	—	523,000	—		746,000
Reserve for merchant advance losses	—	4,283,000	—	461,000		3,822,000
Reserve for merchant losses	1,020,000	4,200,000	—	3,901,000	(3)	1,319,000
Total	$2,011,000	$8,787,000	$523,000	$4,436,000		$6,885,000

Year Ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$998,000	$704,000	$—	$845,000	(1)	$857,000
Valuation allowance on deferred tax asset	746,000	—	73,000	—		819,000
Reserve for merchant advance losses	3,822,000	206,000	—	3,501,000		527,000
Reserve for merchant losses	1,319,000	4,900,000	—	4,695,000	(3)	1,524,000
Total	$6,885,000	$5,810,000	$73,000	$9,041,000		$3,727,000

Year Ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$857,000	$262,000	$—	$384,000	(1)	$735,000
Valuation allowance on deferred tax asset	819,000	—	—	230,000		589,000
Reserve for merchant advance losses	527,000	—	—	130,000		397,000
Reserve for merchant losses	1,524,000	3,501,000	—	3,640,000	(3)	1,385,000
Total	$3,727,000	$3,763,000	$—	$4,384,000		$3,106,000

(1)	Write-off of previously reserved accounts receivables.

(2)	Write-off of previously reserved merchant losses.

(3)	Write-off of previously reserved merchant advances.
     2. Exhibits
     Reference is made to the Exhibit Index beginning on page 73 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT INC.

By:	/s/ Gregory S. Daily Name: Gregory S. Daily
Title: Chairman and Chief Executive Officer

March 21, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2011.

Signature	Title
/s/ Gregory S. Daily	Director
Gregory S. Daily

/s/ Carl A. Grimstad	Director
Carl A. Grimstad

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc., (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2005).

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2005).

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2005).

3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 filed with the SEC on July 21, 2006).

3.2	Bylaws of Merger Co., as adopted by iPayment, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 filed with the SEC on July 21, 2006).

4.1	Indenture, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 filed with the SEC on July 21, 2006).

4.2	Purchase Agreement, dated as of May 3, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-4 filed with the SEC on July 21, 2006).

4.3	Registration Rights Agreement, dated as of May 10, 2006, among iPayment, Inc., the Subsidiary Guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-4 filed with the SEC on July 21, 2006).

4.4	Form of Note (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-4 filed with the SEC on July 21, 2006).

10.1	Credit Agreement, dated May 10, 2006, among iPayment, Inc., as Borrower, iPayment Holdings, Inc., the Subsidiary Guarantors named therein, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-4 filed with the SEC on July 21, 2006).

10.2	Security Agreement, dated May 10, 2006, among iPayment, Inc., iPayment Holdings, Inc., the Subsidiary Guarantors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 filed with the SEC on July 21, 2006).

10.3	Pledge Agreement, dated May 10, 2006, among the Pledgors named therein and Bank of America N.A. (incorporated by reference to Exhibit 10.3 of the Registration’s Form S-4 filed with the SEC on July 21, 2006).

10.4	Service Agreement, dated July 1, 2002, between First Data Merchant Services Corporation and iPayment Holdings, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the SEC on March 4, 2003).

10.5	First Amendment to Service Agreement, dated October 25, 2002, between First Data Merchant Services Corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-101705) filed with the SEC on December 6, 2002).

10.6	Second Amendment to Service Agreement, dated as of November 27, 2002, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.

10.7	Third Amendment to Service Agreement, dated as of January 8, 2004, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.8	Fourth Amendment to Service Agreement, dated as of May 25, 2004, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.

10.9	Asset Purchase Agreement, dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.10	Service Agreement, dated December 27, 2004, between iPayment, Inc. and First Data Merchant Services Corporation (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.11	Letter Agreement regarding Asset Purchase Agreement and Service Agreement, dated May 1, 2005, among iPayment, Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services, filed herewith.*

10.12	Fifth Amendment to Service Agreement, dated as of July 11, 2005, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.13	Sixth Amendment to Service Agreement, dated as of August 31, 2006, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.14	Seventh Amendment to Service Agreement, dated as of September 29, 2006, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.15	Sponsorship Agreement, dated as of January 29, 2007, among iPayment, Inc., First Data Merchant Services Corporation and Wells Fargo Bank, N.A., (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).*

10.16	Sixth Amendment to Service Agreement dated as of January 29, 2007, between First Data Merchant Services Corporation and iPayment, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).*

10.17	Letter Amendment No. 1 to Credit Agreement, dated April 19, 2007, among iPayment, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.18	First Data POS Value ExchangeSM Amendment to Service Agreement, dated as of July 12, 2007, by and between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.19	APRIVA Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.20	Gift Card Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.

10.21	Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.

10.22	Discover Amendment to Service Agreement, dated as of September 2008, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.

10.23	Ninth Amendment to Service Agreement, dated as of June 11, 2009, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.24	First Amendment to Service Agreement dated as of October 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.25	Eighth Amendment to Service Agreement, dated as of October 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.26	Ninth Amendment to Service Agreement, dated as of November 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.*

10.27	Tenth Amendment to Service Agreement, dated as of November 12, 2009, by and between First Data Merchant Services Corporation and iPayment, Inc., filed herewith.

10.28	Employment Agreement, dated March 4, 2011, between Mark C. Monaco and iPayment, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the SEC on March 8, 2011).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant, filed herewith.

31.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Mark C. Monaco, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Gregory S. Daily, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Mark C. Monaco, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*	Portions of the exhibit omitted and filed separately with the SEC pursuant to a request for confidential treatment.