Form 10-Q
period 2011-03-31
IPAYMENT INC
filed 2011-05-12
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Title of each class	Shares Outstanding at May 12, 2011
(Common stock, $0.01 par value)	100

Part 1.
Item 1. Financial Statements
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Accounts receivable, net of allowance for doubtful accounts of $795 and $735 at March 31, 2011 and December 31, 2010, respectively	28,418	27,542
Prepaid expenses and other current assets	1,454	1,191
Deferred tax assets	2,074	2,073

Total current assets	31,947	30,807

Restricted cash	558	556
Property and equipment, net	4,938	4,766
Intangible assets and other, net of accumulated amortization of $187,516 and $177,600 at March 31, 2011 and December 31, 2010, respectively	147,620	156,734
Goodwill	527,978	527,978
Deferred tax assets, net	3,876	4,324
Other assets, net	10,160	10,464

Total assets	$727,077	$735,629

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,483	$3,265
Income taxes payable	4,315	11,818
Accrued interest	7,194	2,573
Accrued liabilities and other	16,740	17,060
Current portion of long-term debt	—	5,823

Total current liabilities	30,732	40,539

Long-term debt	613,481	619,144
Other liabilities	2,861	3,505

Total liabilities	647,074	663,188

Commitments and contingencies (Note 8)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2011 and December 31, 2010	20,055	20,055
Retained earnings	59,948	52,386

Total stockholder’s equity	80,003	72,441

Total liabilities and stockholder’s equity	$727,077	$735,629

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$169,613	$159,540

Operating expenses:
Interchange	90,728	90,997
Other costs of services	54,741	50,601
Selling, general and administrative	4,290	3,082

Total operating expenses	149,759	144,680

Income from operations	19,854	14,860

Other expense:
Interest expense, net	7,901	11,371
Other expense, net	(30)	(229)

Income before income taxes	11,983	3,718

Income tax provision	4,421	1,498

Net income	$7,562	$2,220

     See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$7,562	$2,220
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,523	10,626
Noncash interest expense	646	646

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(876)	2,230
Prepaid expenses and other current assets	(263)	211
Other assets	(162)	(1,532)
Accounts payable and income taxes payable	(8,285)	(3,691)
Accrued interest	4,621	4,655
Accrued liabilities and other	(964)	(4,214)

Net cash provided by operating activities	12,802	11,151

Cash flows from investing activities
Change in restricted cash	(2)	8
Expenditures for property and equipment	(739)	(633)
Payments for prepaid residual expenses	(488)	(3,043)

Net cash used in investing activities	(1,229)	(3,668)

Cash flows from financing activities
Net repayments on line of credit	(5,750)	(7,484)
Repayments of debt	(5,823)	—

Net cash used in financing activities	(11,573)	(7,484)

Net decrease in cash and cash equivalents	—	(1)
Cash and cash equivalents, beginning of period	1	2

Cash and cash equivalents, end of period	$1	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,924	$3,682
Cash paid during the period for interest	$2,635	$6,110
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(1) Organization and Business and Basis of Presentation
Organization and Business
     iPayment, Inc. (“iPayment”) was originally incorporated as iPayment Holdings, Inc. (“Holdings”) in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. On May 10, 2006, iPayment completed a merger transaction pursuant to which it emerged as the surviving corporation and a wholly-owned subsidiary of Holdings. iPayment is a provider of card-based payment processing services to small business merchants located across the United States. We enable merchants to accept credit and debit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. We market and sell our services primarily through independent sales groups (“ISGs”).
     We have significant outstanding long-term debt as of March 31, 2011. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in Note 4. If we do not comply with these covenants or cannot “cure” a noncompliance, when the underlying debt agreement allows for a “cure,” our debt becomes due and payable. We currently do not have available cash and similar liquid resources available to repay our debt obligations if they were to become due and payable. Our debt-to-EBITDA ratio was 4.47 to 1.00 as of March 31, 2011, compared to the allowed maximum of 4.75 to 1.00. We believe we will continue to meet our debt covenants in the foreseeable future. The recessionary environment and credit contraction in the last few years have affected cardholder spending behavior and merchant attrition. Our charge volume weakened and our total number of active merchants declined in the first quarter of 2011 compared to the same period in 2010. As the economy recovers, we expect these trends to moderate in 2011. There is, however, a risk that we may experience these negative trends in the future, which would lead to deterioration in our operating performance and cash flow, and that could cause our actual financial results during 2011 to be worse than currently expected. If such deterioration were to occur, there is a possibility we may experience noncompliance with our debt covenants. Any amendment to or waiver of our debt covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.
     On May 6, 2011, we entered into new senior secured credit facilities consisting of (i) a $375 million term loan facility and (ii) a $75 million revolving credit facility, with the ability to request an increase of $25 million in the amount of revolving loans (the “New Senior Secured Credit Facilities”). The new revolving credit facility will mature on May 6, 2016, and the new term loan facility will mature on May 8, 2017. We also issued $400 million in aggregate principal amount of 10.25% senior notes due 2018 (the “New Senior Notes”). The New Senior Secured Credit Facilities and the New Senior Notes are more fully described in Note 12 to the Consolidated Financial Statements.
     We used a portion of the proceeds from the offering of the New Senior Notes together with borrowings under the New Senior Secured Credit Facilities to (i) permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facilities and (ii) redeem and satisfy and discharge all of the Company’s existing senior subordinated notes.
     As used in these Notes to Consolidated Financial Statements, the terms “iPayment,” the “Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.
Basis of Presentation
     The accompanying Consolidated Financial Statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of results. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements as of and for the three-month periods ended March 31, 2011 and 2010 are unaudited. However, they contain all normal recurring adjustments which, in the opinion of the Company’s management are necessary to state fairly the consolidated financial position and income statements for the related periods. The consolidated income statements for any of these interim periods are not necessarily indicative of results to be expected for the full year.
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
Other Costs of Services
     Other costs of services include costs directly attributable to processing and bank sponsorship costs such as residual payments to sales groups, which are commissions we pay to our sales groups based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.
Financial Instruments
     ASC 820 “Fair Value Measurement and Disclosures” establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
     We believe the carrying amounts of financial instruments at March 31, 2011 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our senior subordinated notes, net of discount, is $193.4 million at March 31, 2011. We estimate the fair value to be approximately $192.6 million, considering executed trades occurring around March 31, 2011. The carrying value of the term loans under our senior secured credit facility is $414.8 million at March 31, 2011. We estimate the fair value to be approximately $406.5 million, considering executed trades occurring around March 31, 2011. We believe the $5.3 million carrying value of borrowings under our senior secured credit facility approximates fair value. The fair value of the Company’s senior subordinated notes and senior secured credit facility are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. The Company is contractually obligated to repay its borrowings in full and the Company does not believe the creditors under its borrowing arrangements are willing to settle these instruments with the Company at their estimated fair values indicated herein.
Derivative Financial Instruments
     The Company uses certain variable rate debt instruments to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.
     The Company may enter into certain derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. Historically, these instruments have consisted solely of interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby effectively creating fixed-rate debt. The Company enters into derivative instruments solely for cash flow hedging purposes and does not speculate using derivative instruments.
     The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging.” Under ASC 815, we recognized all derivatives as either other assets or other liabilities, measured at fair value. Under our senior secured credit facility, we were required to hedge at least 50% of the outstanding balance through May 10, 2008, and accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million. These swap agreements expired on December 31, 2010, and our interest rate swap balance at that date was $0. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, were identical to those of the associated debt instruments and therefore the hedging relationship resulted in no material ineffectiveness. Accordingly, such derivative instruments were classified as cash flow hedges, and any changes in the fair market value of the derivative instruments were previously included in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets.
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
     We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over estimated lives of 3 to 7 years. For the three-month periods ended March 31, 2011 and 2010, amortization expense related to our merchant processing portfolios and other intangible assets was $10.0 million and $10.1 million, respectively.
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio by portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. There were no unfavorable trends identified in the attrition rates used for the three-month periods ended March 31, 2011 or 2010. Consequently, there were no related increases to amortization expense for the three-month periods ended March 31, 2011 or 2010.
Common Stock
     The Company has 100 shares of common stock outstanding at March 31, 2011. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Acquisitions
     There were no acquisitions of businesses during 2011 or 2010 that were significant enough to require pro forma disclosure.
     In November 2010, we entered into a Purchase and Sale Agreement with the shareholders of Flagship Merchant Services (“Flagship”), whereby we acquired a merchant portfolio of approximately 8,400 merchant accounts from Flagship. This acquisition constituted a permitted acquisition under our senior secured credit facility. Total consideration at closing was $20 million in cash, which was funded from our cash on hand and from our revolving credit facility.
     In December 2010, we entered into a Purchase and Sale Agreement with an existing ISG, whereby we acquired a merchant portfolio of approximately 2,500 merchant accounts. This acquisition constituted a permitted acquisition under our senior secured credit facility. Consideration at closing was $5 million in cash which was funded at closing from our revolving credit facility.
(3) Other Intangibles
Payments for Prepaid Residual Expenses
     During the three-month period ended March 31, 2011, we made payments totaling $0.5 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.
(4) Long-Term Debt
     The original balance of our senior secured credit facility consisted of $515.0 million of term loans and a $60.0 million revolving credit facility, further expandable to $100.0 million. The senior secured credit facility contains a $25.0 million letter of credit sublimit and is secured by the Company’s assets. Interest on outstanding borrowings under the term loans is payable at a rate of LIBOR plus a margin of 2.00% to 2.25% (currently 2.00%). Interest on outstanding borrowings under the revolving credit facility is payable at prime plus a margin of 0.50% to 1.25% (currently 0.75%) or at a rate of LIBOR plus a margin of 1.50% to 2.25% (currently 1.75%) depending on our ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the senior secured credit facility requires us to pay unused commitment fees of up to 0.50% (currently 0.375%) on any undrawn amounts under the revolving credit facility. The senior secured credit facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a debt-to-EBITDA ratio (as defined therein), which is currently 4.75 to 1.00, but which decreases periodically over the life of the agreement to a ratio of 4.00 to 1.00 on December 31, 2011. The senior secured credit facility also contains an excess cash flow covenant (as defined therein), which requires us to make additional principal payments after the end of every fiscal year. At December 31, 2010, the payment attributable to this covenant was $5.8 million and was included in the current portion of long-term debt. Principal repayments on the term loans were due quarterly in the amount of $1.3 million which began on June 30, 2006, with any remaining unpaid balance due on March 31, 2013. During the quarter ended March 31, 2009, the Company paid its excess cash flow sweep and prepaid its quarterly principal payments required by the senior secured credit facility through the second quarter of 2010. Throughout the remainder of 2009, the Company prepaid the remainder of its quarterly principal payments required by the senior secured credit facility. Since that time, the Company has repaid an additional $45.8 million of debt principal beyond the required quarterly principal payments. Outstanding principal balances on the revolving credit facility are due when the revolving credit facility matures on May 10, 2012. At March 31, 2011, we had outstanding $414.8 million of term loans at a weighted average interest rate of 2.31% and $5.3 million of borrowings outstanding under the revolving credit facility at a weighted average interest rate of 3.36%.
     Under our senior secured credit facility, we were required to hedge at least 50% of the outstanding balance through May 10, 2008, and accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million that expired on December 31, 2010. The swap agreements effectively converted an equivalent portion of our outstanding borrowings to a fixed rate of 5.39% (plus the applicable margin) over the entire term of the swaps. The swap instruments qualified for hedge accounting treatment under ASC 815 “Derivatives and Hedging” (see Note 1 of Notes to Consolidated Financial Statements).
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
     On May 10, 2006 we issued senior subordinated notes in the aggregate principal amount of $205.0 million. These senior subordinated notes were issued at a discount of 1.36%, with interest payable semi-annually at 9.75% on May 15 and November 15 of each year. The senior subordinated notes mature on May 15, 2014, but may be redeemed, in whole or in part, by the Company at redemption prices specified in the indenture governing the senior subordinated notes, plus accrued and unpaid interest. The senior subordinated notes contain customary restrictive covenants, including restrictions on incurrence of additional indebtedness if our fixed charge coverage ratio (as defined therein) is not at least 2.00 to 1.00. We were in compliance with all such covenants as of March 31, 2011.
     We amended our senior secured credit facility in April 2007 to allow for repurchases of our senior subordinated notes up to $10.0 million, and have now completed certain note repurchases in compliance with that amendment. During 2008, the Company spent $1.1 million on repurchases of senior subordinated notes. The Company intends to hold the senior subordinated notes until maturity. In accordance with ASC 860 “Transfers and Servicing,” the repurchase was accounted for as an extinguishment of debt. We reflected this transaction as a reduction in long-term debt within the Consolidated Balance Sheets as of December 31, 2008. At March 31, 2011, we had $194.5 million of outstanding senior subordinated notes and $1.1 million of remaining unamortized discount on the senior subordinated notes.
     We had net capitalized debt issuance costs related to the senior secured credit facility totaling $2.3 million and net capitalized debt issuance costs related to the senior subordinated notes totaling $3.4 million as of March 31, 2011 and $2.6 million and $3.6 million, respectively, as of December 31, 2010. These costs are being amortized to interest expense on a straight-line basis over the life of the related debt instruments, which is materially consistent with amounts computed using an effective interest method.

     On May 6, 2011, we entered into our $450 million New Senior Secured Credit Facilities. We also issued $400 million in aggregate principal amount of our New Senior Notes. The New Senior Secured Credit Facilities and the New Senior Notes are more fully described in Note 12 to the Consolidated Financial Statements.
     We used a portion of the proceeds from the offering of the New Senior Notes together with borrowings under the New Senior Secured Credit Facilities to (i) permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facilities and (ii) redeem and satisfy and discharge all of the Company’s existing senior subordinated notes.
(5) Segment Information and Geographical Information
     We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. We have no single customer that represents 3% or more of revenues. Substantially all revenues are generated in the United States.
(6) Income Taxes
     We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.
     Our effective income tax rate was 36.9% for the quarter ended March 31, 2011 compared to 40.3% for the quarter ended March 31, 2010.
     During the first three months of 2011 and 2010, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2011, our liabilities for unrecognized tax benefits totaled $2.3 million and are included in other long-term liabilities in our Consolidated Balance Sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheets at March 31, 2011 was approximately $0.3 million.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years through 2005.
     At March 31, 2011, we had approximately $1.4 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.2 million per year. We had state net operating loss carryforwards of approximately $30.3 million as of March 31, 2011.
(7) Comprehensive Income (Loss)
     There was no comprehensive income (loss) for the three-month period ended March 31, 2011. Comprehensive income (loss) includes our net income plus the net-of-tax impact of fair market value changes in our interest rate swap agreements, which expired on December 31, 2010. The accumulated elements of other comprehensive loss, net of tax, are included within stockholder’s equity on the Consolidated Balance Sheets. There were no items of other comprehensive income (loss) for the three-month period ended March 31, 2011. Other comprehensive loss for the three-month period ended March 31, 2010 was $1.6 million. The accumulated elements of other comprehensive loss, net of tax, are included within stockholder’s equity on the Consolidated Balance Sheets. Changes in fair value, net of tax, on our swap agreements amounted to $0 and $1.6 million during the three-month periods ended March 31, 2011 and 2010, respectively. The tax expense related to comprehensive income (loss) was $0 and $1.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.
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
(9) Recent Accounting Pronouncements
     The Company did not adopt any new accounting pronouncements during the first quarter of 2011, nor are there accounting pronouncements pending adoption that would have a significant effect on our financial accounting and reporting. Please refer to our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the Securities and Exchange Commission on March 21, 2011, for all recent accounting pronouncements adopted.
(10) Related Party Transactions
     At March 31, 2011, we had a receivable of $0.4 million due from our ultimate parent company, iPayment Investors, LP (“Investors”), included in our Consolidated Balance Sheets within Accounts receivable. During 2009 and 2010, the Company funded certain expenses of Investors. The Company’s initial accounting was to treat this funding as an inter-company receivable. In August 2010, the Board of Directors of iPayment, Inc. declared a $1.0 million dividend to our parent company, Investors, to cover operating costs. The dividend was required by Investors to cover certain operating and legal costs, including reimbursement to the Company of certain costs previously paid for by the Company on behalf of Investors. Subsequent to the dividend payment, Investors settled $1.0 million of the intercompany receivable outstanding at that time.
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
     In 2010, iPayment and the financial services firm Perella Weinberg Partners LP (“Perella Weinberg”) entered into an engagement letter providing for Perella Weinberg to act as our financial advisor in connection with a potential change of control or similar transaction involving the Company. In March 2010, Adearo Holdings, LLC (“Adearo”), an entity majority owned and controlled by Mark Monaco, entered into a consulting agreement with Perella Weinberg. Mr. Monaco became Chief Financial Officer of the Company in October 2010. If the Equity Redemption (defined below) is consummated, we will pay to Perella Weinberg a transaction fee pursuant to such engagement letter and, upon the payment by us of such fee to Perella Weinberg, Adearo will be entitled pursuant to the consulting agreement described above to receive from Perella Weinberg a payment of approximately $0.75 million to $1.12 million.
(11) Significant Developments
     In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages in the amount of $50 million, against Mr. Daily, our Chief Executive Officer, in connection with litigation over Mr. Daily’s beneficial ownership in us. This lawsuit was brought against Mr. Daily individually and not in his capacity as the Chairman and Chief Executive Officer or Director of the Company. Neither the Company, nor any other shareholders, officers, employees or directors were a party to this action. The Company has no indemnification, reimbursement or any other contractual obligation to Mr. Daily in connection with this legal matter. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. On April 8, 2010, the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”) ordered the appointment of a trustee (the “Daily Bankruptcy Trustee”) to administer the estate of Mr. Daily. See Note 12 “Subsequent Events” for disclosure relating to the planned redemption of all of Mr. Daily’s interests in Investors and iPayment GP, LLC (the “General Partner”).
(12) Subsequent Events
     On April 12, 2011, Investors and the General Partner, entered into a redemption agreement (the “Redemption Agreement”) with (i) Mr. Daily, (ii) the Daily Bankruptcy Trustee and (iii) the trusts for the benefit of, and other entities controlled by members of Mr. Daily’s family that hold equity interests in Investors (together with Mr. Daily and the Daily Bankruptcy Trustee, on behalf of the Daily bankruptcy estate, the “Daily Parties”). Pursuant to the Redemption Agreement, Investors and the General Partner have agreed to redeem from the Daily Parties, and the Daily Parties have agreed to transfer and surrender to Investors and the General Partner, as applicable, all of the equity interests of the Daily Parties in Investors and the General Partner, representing approximately 65.8% of the outstanding equity of Investors, for an aggregate price of $118.5 million (the “Equity Redemption”). The interests to be redeemed pursuant to the Redemption Agreement constitute all of the direct and indirect equity interests of the Daily Parties in the Company.

     Upon the closing of the Equity Redemption, Mr. Daily will resign as a director and officer, as applicable, of the General Partner, Investors and each of Investors’ subsidiaries, including as our Chairman. The Redemption Agreement includes covenants on the part of Mr. Daily not to compete with the Company and its affiliates for one year, and not to solicit employees, independent sales agents and independent sales organizations and merchants of the Company and its affiliates for three years, in each case from the closing date of the Equity Redemption.
     The closing of the Equity Redemption is also subject to the satisfaction (or, if applicable, waiver) of the following conditions: (i) the approval of the Bankruptcy Court, (ii) the receipt by Investors and its subsidiaries of financing sufficient to fund the Equity Redemption, and such refinancing of their existing indebtedness (or waivers or amendments thereof) as are necessary to permit the Equity Redemption, in each case on terms reasonably satisfactory to Investors, (iii) the execution by Investors and certain of its affiliates of mutual general releases of claims, in form and substance reasonably acceptable to Investors and the General Partner, with each of the Daily Parties and certain other parties with an interest in Mr. Daily’s bankruptcy estate, and (iv) other customary closing conditions.
     A hearing of the Bankruptcy Court occurred on April 27, 2011 and the Bankruptcy Court approved the Equity Redemption. However, there can be no assurance that the other conditions to the Equity Redemption will be satisfied or that the Equity Redemption will occur. The Redemption Agreement may be terminated by the General Partner or the Daily Bankruptcy Trustee if the Redemption has not occurred on or before June 30, 2011.
     On May 6, 2011, the Company completed an offering of $400 million in aggregate principal amount of 10.25% Senior Notes due 2018. The Company also completed the closing of its $450 million New Senior Secured Credit Facilities, consisting of (i) a $375 million term loan facility and (ii) a $75 million revolving credit facility, with the ability to request an increase of $25 million in the amount of revolving loans. The new revolving credit facility will mature on May 6, 2016, and the new term loan facility will mature on May 8, 2017.
     Also on May 6, 2011, the Company’s parent, Holdings, completed an offering of 125,000 units (the “Units”), consisting of $125 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (“Holdings’ Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis (after giving effect to the Warrants).
     The majority of the proceeds from the offerings of the New Senior Notes and the Units, together with borrowings under the New Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of the Company’s existing senior subordinated notes; (iii) make a distribution to Investors in an amount that enabled it to redeem and satisfy and discharge all of its existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. Subject to the satisfaction (or, if applicable, waiver) of certain conditions, all of the remainder of such proceeds and borrowings will be used to consummate the Equity Redemption, including payment of related fees and expenses. If the Equity Redemption is not effected by August 4, 2011, Holdings is required to redeem Holdings’ Notes in full and the Warrants will be canceled for no consideration.
     The New Senior Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “Indenture”), among the Company, each of the guarantors identified therein and Wilmington Trust FSB, as trustee (the “Trustee”). The Company will pay interest on the New Senior Notes in cash on November 15 and May 15 of each year at a rate of 10.25% per annum. Interest on the New Senior Notes will accrue from and including the issue date of the New Senior Notes, and the first interest payment date will be November 15, 2011. The New Senior Notes will mature on May 15, 2018.
     The New Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees any indebtedness of the Company or another guarantor of the New Senior Notes. As of the issue date of the New Senior Notes, all of the Company’s subsidiaries were restricted subsidiaries and guarantors of the New Senior Notes under the Indenture. Under certain circumstances, the Indenture permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries, which subsidiaries will not be subject to the covenants in the Indenture and will not guarantee the New Senior Notes. The New Senior Notes are the general unsecured senior obligations of the Company and each guarantee is the general unsecured senior obligation of each guarantor of the New Senior Notes.
     The Indenture contains covenants that, among other things, restrict the Company’s and its restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change its or their line of business, or enter into certain transactions with affiliates. The covenants in the Indenture generally permit the Company to distribute funds to Holdings, the Company’s direct parent, to make interest payments on Holdings’ Notes to the extent required to be paid in cash by the terms of the indenture governing such notes.
     The Indenture also provides for customary events of default including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events.

     The Company also entered into a Credit Agreement, dated May 6, 2011 (the “Credit Agreement”), with Holdings, the subsidiaries of the Company identified therein as guarantors. JPMorgan Chase Bank, N.A. and the other lenders party thereto. The New Senior Secured Credit Facilities consist of (i) a six-year, $375.0 million term facility and (ii) a five-year, $75.0 million revolving facility, which includes a swing line loan facility and letter of credit facility and is available from time to time until the fifth anniversary of the closing date (or in the case of the letter of credit facility, five business days prior to the fifth anniversary). The terms of the New Senior Secured Credit Facilities give the Company the ability, subject to certain conditions, to request an increase in the amount of the revolving facility in an aggregate amount of up to $25.0 million.
     The interest rates under the New Senior Secured Credit Facilities (other than in respect to swing line loans, which will accrue interest at the base rate) are calculated, at the Company’s option, at either the Eurodollar rate (which is the higher of BBA LIBOR and, in respect of the term facility, 1.50%) or the base rate (which is the highest of JPMorgan Chase Bank, N.A.’s prime rate, the Federal Funds effective rate plus 0.50%, the one-month Eurodollar rate plus 1.00%, and, in respect of the term facility, 2.50%) plus, in each case, the applicable margin which differs for the term facility and the revolving facility (and which, in the case of the revolving facility, is subject to adjustment based on a pricing grid set forth in the Credit Agreement). Overdue principal, interest, fees and other amounts shall bear interest at a rate that is 2.00% above the rate then borne by such borrowing or the base rate in respect of the term facility, as applicable. A commitment fee equal to 0.625% on the unused portion of the New Senior Secured Credit Facilities will accrue and will be payable until the Company delivers financial statements for the fiscal quarter ending June 30, 2011, and thereafter, a percentage per annum determined in accordance with a pricing grid set forth in the Credit Agreement.
     The obligations under the Credit Agreement are guaranteed by each of the Company’s existing and future direct and indirect material domestic subsidiaries. The obligations under the Credit Agreement are also guaranteed by Holdings.
     The loans are secured by a first-priority perfected security interest in substantially all of the Company’s assets and the assets of its guarantor affiliates, in each case now owned or later acquired, including a pledge of all equity interests and notes owned by the Company and its guarantor affiliates, including each of its present and future subsidiaries, provided that only 65% of the voting equity interests of the Company and the Company’s domestic subsidiaries’ “first-tier” non-U.S. subsidiaries are required to be pledged in respect of the obligations under the Credit Agreement. The loans are also secured by all proceeds and products of the property and assets described above.
     Such guarantees and security interests also apply to certain of the Company’s obligations under swap contracts and treasury management agreements entered into with any person who was a lender or affiliate of a lender on the effective date of such contract or agreement.
     The Credit Agreement contains certain customary covenants that, subject to significant exceptions, restrict the Company’s and its subsidiaries’ ability to, among other things (i) declare dividends or redeem or repurchase equity interests by the Company or its subsidiaries; (ii) prepay, redeem or purchase certain debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or modify specified debt and other material agreements; (vii) engage in mergers, acquisitions and asset sales; (viii) change accounting policies; (ix) become a general partner; (x) enter into speculative transactions; (xi) transact with affiliates; and (xii) engage in businesses that are not related to the Company’s existing business. In addition, under the Credit Agreement, the Company will be required to comply (subject to a right to cure in certain circumstances) with specified financial ratios and tests, including a minimum Consolidated Interest Coverage Ratio and a maximum Senior Secured Leverage Ratio.
     In addition, the Credit Agreement contains certain customary affirmative covenants, including requirements for financials reports and other notices from the Company.
     Events of default, which are subject to grace periods and exceptions, as set forth in the Credit Agreement include, but are not limited to: (i) the Company’s failure to pay principal or interest or any other amount under the Credit Agreement when due; (ii) any representation or warranty proving to have been materially incorrect; (iii) covenant defaults; (iv) judgment defaults; (v) customary ERISA defaults; (vi) invalidity of loan documents or impairment of collateral; (vii) events of bankruptcy; (viii) a change of control; (ix) cross-default to material debt; and (x) cancellation or termination of a material contract, in certain circumstances.
     The descriptions set forth above are intended to be summaries only, are not complete and are qualified in their entirety by reference to the full and complete terms contained in the Indenture (including the form of the notes attached thereto) and the Credit Agreement, copies of which are included as Exhibits 4.1 and 10.1, respectively, to the Current Report on Form 8-K filed with the SEC on May 12, 2011 and are incorporated herein by reference. Capitalized terms used in this Note 12 that are not otherwise defined herein have the meanings ascribed thereto in the Credit Agreement.
     According to ASC Topic 470, “Debt”, a short-term obligation shall be excluded from current liabilities if the entity intends to refinance the obligation on a long-term basis and the intent to refinance the short-term obligation on a long-term basis is supported by an ability to consummate the refinancing after the date of an entity’s balance sheet but before that balance sheet is issued or is available to be issued. Since we completed the refinancing on May 6, 2011, we believe that the outstanding indebtedness under our existing senior secured credit facility and senior subordinated notes was properly excluded from current liabilities and classified as long-term debt in our Consolidated Balance Sheet as of March 31, 2011.
     The Company’s pro forma debt and stockholder’s equity balances, assuming the transactions discussed in the preceding paragraphs occurred on March 31, 2011, would have been $787.1 million and a deficit of $73.9 million, respectively. Assuming the transactions took place on January 1, 2011, pro forma interest expense for the quarter ended March 31, 2011 would have been $15.8 million.
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 21, 2011. These factors could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, debt compliance, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Executive Overview
     We are a provider of credit and debit card-based payment processing services focused on small merchants across the United States. During March 2011, we generated revenue from approximately 171,000 small merchants located across the United States. Of these merchants, approximately 132,000 were active merchants that had each processed at least one Visa or MasterCard transaction in that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of card-based payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through independent sales groups (“ISGs”), which are non-employee, external sales organizations. We also partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, in our main operating center in Westlake Village, California.
     Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. However, the challenging economic environment in the United States impacted the growth in charge volumes throughout the industry in recent years. Our charge volume decreased 2.7% to $5,385 million for the three months ended March 31, 2011 from $5,540 million for the three months ended March 31, 2010. However, our revenues increased 6.3% to $169.6 million in the first three months of 2011 from $159.5 million in the same period of the prior year. Our net revenue has increased to $67.1 million for the three months ended March 31, 2011 from $57.9 million during the same period in 2010. Income from operations increased 33.6% to $19.9 million for the three months ended March 31, 2011 from $14.9 million for the three months ended March 31, 2010. Net Income increased to $7.6 million for the three months ended March 31, 2011, a 240.6% increase from the $2.2 million in the comparable period in 2010.
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
     Accounting for Goodwill and Intangible Assets. We follow ASC 350 “Intangibles — Goodwill and Other Topics,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.
     We engage, on a regular basis, an independent third party to aid management in determining the fair value of our goodwill. We completed our most recent annual goodwill impairment review as of July 31, 2010, and updated our review as of December 31, 2010, using the present value of future cash flows to determine whether our fair value exceeds the carrying amount of our net assets, including goodwill. We determined that no impairment charge to goodwill was required.
     We periodically evaluate the carrying value of long-lived assets in relation to the respective projected future undiscounted cash flows to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We evaluated the carrying value of our intangible assets as of March 31, 2011, and determined no impairment charge was required.
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
     In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in our current Consolidated Income Statements and on a prospective basis until further evidence becomes apparent. In 2010 and 2011, we did not identify any unfavorable trend in attrition rates and accordingly, we did not record any increase to amortization expense.
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
     We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired from First Data Merchant Services Corporation (“FMDS”) are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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
     Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At March 31, 2011 and December 31, 2010, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.4 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at March 31, 2011 and December 31, 2010.
     Income Taxes. We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.
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

Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three months ended		Three months ended		Change
	March 31, 2011	% of Total Revenue	March 31, 2010	% of Total Revenue	Amount	%
Revenues	$169,613	100.0%	$159,540	100.0%	$10,073	6.3
Operating Expenses
Interchange	90,728	53.5	90,997	57.0	(269)	(0.3)
Other costs of services	54,741	32.3	50,601	31.7	4,140	8.2
Selling, general and administrative	4,290	2.5	3,082	1.9	1,208	39.2

Total operating expenses	149,759	88.3	144,680	90.7	5,079	3.5

Income from operations	19,854	11.7	14,860	9.3	4,994	33.6
Other expenses
Interest expense, net	7,901	4.7	11,371	7.1	(3,470)	(30.5)
Other expenses, net	(30)	(0.0)	(229)	(0.1)	199	(86.9)

Total other expense	7,871	4.6	11,142	7.0	(3,271)	(29.4)

Income before income taxes and earnings attributable to noncontrolling interests	11,983	7.1	3,718	2.3	8,265	222.3
Income tax provision	4,421	2.6	1,498	0.9	2,923	1.0

Net Income	$7,562	4.5	$2,220	1.4	$5,342	240.6

     Revenues. Revenues increased 6.3% to $169.6 million in the first quarter of 2011 from $159.5 million during the same period in 2010. The increase in revenues was largely due to the full quarter impact of increased other revenue from a new program that was implemented during the second quarter of 2010. Our merchant processing volume, which represents the total value of transactions processed by us, declined 2.7% to $5,385 million during the first quarter of 2011 from $5,540 million during the same period in 2010, due to a lower number of active merchants.
     Interchange Expenses. Interchange expenses decreased 0.3% to $90.7 million in the first quarter of 2011 from $91.0 million during the same period in 2010. Interchange expenses decreased primarily due to decreased charge volume.
     Other Costs of Services. Other costs of services increased 8.2% to $54.7 million in the first quarter of 2011 from $50.6 million during the same period in 2010. The increase in other costs of services was primarily due to higher sales expenses and network fees.
     Selling, General and Administrative. Selling, general and administrative expenses increased 39.2% to $4.3 million in the first quarter of 2011 as compared to $3.1 million during the same period in 2010. The increase was due to increased compensation expense for the first quarter of 2011 compared to the same period in 2010.
     Other Expense. Other expenses decreased 29.4% to $7.9 million in the first quarter of 2011 from $11.1 million during the same period in 2010. Interest expense decreased $3.5 million to $7.9 million in the first quarter of 2011 from $11.4 million during the same period in 2010, reflecting a lower average interest rate, largely as a result of the expiration of hedging contracts and lower debt balance.
     Income Tax. Income tax expenses were $4.4 million in the first quarter of 2011 compared to $1.5 million during the same period in 2010, primarily due to an increase in our income before income taxes. Our effective income tax rate decreased to 36.9% for the first quarter of 2011 compared to 40.3% for the same period in 2010, primarily due to a reduction in the state income tax apportionment rate.
Liquidity and Capital Resources
     As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of less than $0.1 million. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had a net working capital (current assets in excess of current liabilities) of $1.2 million as of March 31, 2011, compared to a $9.7 million deficit as of December 31, 2010. The working capital increase resulted primarily from a reduction in income taxes payable of $7.5 million, $5.8 million of paydowns on our current portion of long term debt and a reduction in accounts payable and accrued liabilities and other of $1.1 million, offset by an increase in accrued interest of $4.6 million.

     We have consistently had positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our revolving credit facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. See “Contractual Obligations” below for a description of future required uses of cash.
     We have significant outstanding long-term debt as of March 31, 2011. The terms of our long-term debt contain various nonfinancial and financial covenants as further described below. If we do not comply with these covenants and cannot “cure” a breach of these covenants, when the underlying debt agreement allows for a “cure,” our debt becomes immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. Our debt-to-EBITDA ratio, as defined in our senior secured credit facility, was 4.47 to 1.00 as of March 31, 2011, compared to the allowed maximum of 4.75 to 1.00. Accordingly, we believe we will continue to meet our debt covenants in the foreseeable future. The recessionary environment and credit contraction over the past few years have affected cardholder spending behavior. While this trend has moderated in 2010 and during the first quarter of 2011 , there is a risk that we may experience these negative trends in the future, which would lead to deterioration in our operating performance and cash flow, and that our actual financial results during 2011 could be worse than currently expected.
     On May 6, 2011, we entered into our $450 million New Senior Secured Credit Facilities. We also issued $400 million in aggregate principal amount of our New Senior Notes. The New Senior Secured Credit Facilities and the New Senior Notes are more fully described in Note 12 to the Consolidated Financial Statements.
     We used a portion of the proceeds from the offering of the New Senior Notes together with borrowings under the New Senior Secured Credit Facilities to (i) permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facilities and (ii) redeem and satisfy and discharge all of the Company’s existing senior subordinated notes.
Operating activities
     Net cash provided by operating activities was $12.8 million during the first three months of 2011, consisting of net income of $7.6 million adjusted by depreciation and amortization of $10.5 million, non-cash interest expense of $0.6 million, and a net increase in working capital of $5.9 million, primarily caused by decreases in accounts payable and income taxes payable due to federal and state tax payments made in the first three months of 2011.
     Net cash provided by operating activities was $11.2 million during the first three months of 2010, consisting of net income of $2.2 million adjusted by depreciation and amortization of $10.6 million, non-cash interest expense of $0.6 million and a net decrease in working capital of $2.3 million primarily caused by decreases in accounts payable and income taxes payable offset by a decrease in accounts receivable.
Investing activities
     Net cash used in investing activities was $1.2 million during the first three months of 2011. Net cash used in investing activities consisted of $0.5 million of payments for contract modifications for prepaid residual expenses and $0.7 million of capital expenditures. We currently have no material capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     Net cash used in investing activities was $3.7 million during the first three months of 2010. Net cash used in investing activities consisted of $3.0 million of payments for contract modifications for prepaid residual expenses and $0.6 million of capital expenditures.
Financing activities
     Net cash used in financing activities was $11.6 million during the first three months of 2011, consisting of $5.8 million of net repayments on the term loan under our senior secured credit facility and $5.8 of net repayments under our revolving credit facility.
     Net cash used in financing activities was $7.5 million during the first three months of 2010, consisting of net repayments under our revolving credit facility of $7.5 million.
     See Notes 4 and 12 to the Consolidated Financial Statements for further detail regarding the Company’s long-term debt and the refinancing and other transactions that closed in May 2011 or are expected to close in the near future.

Contractual Obligations
     The following table of our material contractual obligations as of March 31, 2011 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. We currently have no contingent payments in connection with earnouts related to completed acquisitions.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(in thousands)
Senior secured credit facility (1)	$414,815	$—	$414,815	$—	$—
Senior subordinated notes (2)	194,500	—	—	194,500	—
Interest (3)(4)	80,154	29,050	48,734	2,370	—
Operating lease obligations	8,458	1,263	2,208	1,737	3,250
Purchase obligations (5)(6)(7)	3,824	3,658	166	—	—

Total contractual obligations	$701,751	$33,971	$465,923	$198,607	$3,250

(1)	Does not include the $450 million New Senior Secured Credit Facilities that we entered into on May 6, 2011. See Note 12 to the Consolidated Financial Statements for more information

(2)	Does not include the $400 million in aggregate principal amount New Senior Notes that we issued on May 6, 2011. See Note 12 to the Consolidated Financial Statements for more information.

(3)	Does not include interest obligations on the New Senior Secured Credit Facilities and the New Senior Notes. See Note 12 to the Consolidated Financial Statements for more information.

(4)	Future interest obligations are calculated using current interest rates on existing debt balances as of March 31, 2011, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 4 to our Consolidated Financial Statements.

(5)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(6)	We are required to pay FDMS an annual processing fee through 2011 related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio. The minimum fee for 2011 will be at least 70% of such fee paid to FDMS in 2010, or at least $3.8 million.

(7)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of March 31, 2011, and are excluded from this table.
     As of March 31, 2011, we expect to be able to fund our operations, capital expenditures and the contractual obligations above (other than the repayment at maturity of the aggregate principal amount of (i) term loans under our senior secured credit facility and (ii) our senior subordinated notes) using our cash from operations. On May 6, 2011, we entered into our $450 million New Senior Secured Credit Facilities. We also issued $400 million in aggregate principal amount of our New Senior Notes. We used a portion of the proceeds from the offering of the New Senior Notes together with borrowings under the New Senior Secured Credit Facilities to (i) permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facilities and (ii) redeem and satisfy and discharge all of the Company’s existing senior subordinated notes. The New Senior Secured Credit Facilities and the New Senior Notes are more fully described in Note 12 to the Consolidated Financial Statements.
     To the extent we are unable to fund our operations, capital expenditures and contractual obligations using cash from operations, we intend to use borrowings under our loan agreements or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.
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
     Our interest expense is sensitive to changes in the general level of interest rates in the United States because a majority of our indebtedness is at variable rates. As of March 31, 2011, $414.8 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would result in net additional annual interest expense of $4.1 million.
     We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2011.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Bruns v. E-Commerce Exchange Inc. (“ECX”), et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500) (the “Bruns Lawsuit”) and related case Truck Insurance Exchange v. E-Commerce Exchange, Inc. et al, Superior Court of Orange County, State of California, Civil Action No. 30-2010- 00340649 (the “TIC Declaratory Action”)
     The Bruns Lawsuit and the related declaratory judgment action filed by Truck Insurance Exchange (“TIE”) against E-Commerce Exchange, Inc. (“ECX”) (the “TIC Declaratory Action”) were last updated in our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the Securities and Exchange Commission on March 21, 2011. As we previously reported in regards to the Bruns Lawsuit, on February 28, 2011 the California Supreme Court reversed the California Court of Appeal’s ruling and remanded the case to the California Court of Appeals for further proceedings consistent with its opinion. Since we last reported, on April 14, 2011, ECX filed its supplemental opening brief in the California Court of Appeals and the California Court of Appeals granted Bruns an extension of time until May 25, 2011 to file her responsive supplemental brief. We continue to believe that the claims asserted against us in are without merit and that the trial court properly granted our Motion for Mandatory Dismissal, however, we cannot predict with any certainty how the California Court of Appeals might rule, nor can we predict the likely outcome it may have on the lawsuit and the claims asserted against us. We intend to continue to vigorously defend ourselves in this matter. However, there can be no assurance that we will be successful or prevail in our defense, or in the event we are not successful and judgment is awarded against us, that the claims or defense costs will be covered by insurance, or be sufficient to fully satisfy any judgment that may be awarded against ECX, and, therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
     We last reported that in regards to the TIC Declaratory Action that TIE had filed a Motion for Summary Adjudication (the “MSA”) seeking an order that ECX has no defense as a matter of law to all of TIE’s claims, except for its claim seeking to recover the costs and expenses incurred by TIE in defending ECX in the Bruns Lawsuit, and that our response was due on or before March 31, 2011 with the hearing on the MSA set for April 14, 2011. We also reported that the May 16, 2011 trial date had not changed. Since we last reported, the parties have continued to engage in certain discovery related matters and settlement possibility discussions, and in order to permit the parties to pursue such settlement possibility, in early April, the parties jointly requested the Court to issue an order continuing the hearing on the MSA and related deadlines and also continuing the May 16, 2011 Trial Date and related trial date matters. On April 5, 2011, the Court granted the request and issued an order continuing the Trial Date to August 1, 2011, along with all related trial date matters, continuing the hearing on the MSA, to June 16, 2011, and extending the briefing deadlines so that ECX’s response to the MSA must be served and filed by May 26, 2011 and TIE’s reply must be served and filed by June 9, 2011. As of the date of this Quarterly Report the parties are continuing to pursue such settlement possibility but have not reached an understanding for terms of settlement. Although we intend to vigorously defend ourselves and we believe that we have meritorious defenses to assert to the claims, the ultimate outcome of the TIC Declaratory Action and the associated potential liability cannot be predicted with certainty and there can be no assurance that we will be successful or prevail in our defenses. Should TIE prevail on its MSA, ECX will be responsible for paying the costs and expenses incurred in defending the underlying Bruns Lawsuit and in the event we are not successful and judgment is awarded against ECX in the underlying Bruns Lawsuit, we will not have funds available under our insurance policy for payment of any judgment that may be awarded against our subsidiary, ECX, and therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
L. Green d/b/a Tisa’s Cakes v. Northern Leasing Systems, Inc., Online Data Corporation, and iPayment, Inc., United States District Court, Eastern District of New York, Case No. 09CV05679-RJD-SMG.
     This matter was last updated in our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the Securities and Exchange Commission on March 21, 2011. As we previously reported, this matter relates to a purported class action lawsuit filed by plaintiff L. Green d/b/a Tisa’s Cakes in December 2009 in the U.S. District Court for the Eastern District of New York, naming us, Online Data Corporation (“ODC”) (one of our subsidiaries), and Northern Leasing Systems, Inc. (“NLS”) as defendants, as amended, by a First Amended Class Action Complaint (“FAC”), filed on September 8, 2010. As we previously reported, in October 2010 we filed a motion to dismiss count one (unjust enrichment) of plaintiff’s FAC, and plaintiff filed an opposition to our motion, but as of the date we last reported, the court has not issued a ruling on our motion to dismiss nor had it set a hearing date for our motion to dismiss. Since we last reported, the Court has set June 29, 2011, as the hearing date for our motion to dismiss. At this time, we cannot predict with any certainty how the court might rule on our motion to dismiss.
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
Other — Contract Related
Vericomm v. iPayment, Inc., et al., United States District Court, Central District of California, Case No. 2:2011-cv-00608-MMM-AGR
     This matter was last updated in our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the Securities and Exchange Commission on March 21, 2011. As we previously reported this matter relates to a claim by Vericomm, Inc. (“Vericomm”), one of our ISGs, who on January 20, 2011, filed a purported Class Action Complaint (the “Complaint”) against us in the District Court for the Central District of California, Western Division. When we last reported, we indicated that we had not yet been served with the Complaint, and that at that time, the parties were working to schedule mediation as required by the terms of their contract. Since we last reported on this matter, the Parties participated in a mediation conducted by Judge Schiavelli on April 19, 2011 and although no resolution was reached at the mediation, the parties agreed to continue settlement discussions following the mediation and to continue to use Judge Schiavelli in the process. In order to permit settlement discussions to continue, the Parties agreed that Vericomm’s counsel would cause service of Summons and Complaint on our counsel, which we agreed were authorized to accept service of on our behalf and that after service of Summons and Complaint the Parties would file a joint stipulation with the Court requesting that the Court issue an order extending the time for us to move to dismiss, move to compel arbitration, answer or otherwise respond to the Complaint, through and including July 19, 2011. Plaintiff mailed the Summons and Complaint to our counsel, who accepted it on April 27, 2011 and on April 27, 2011, the parties filed a joint Stipulation with the Court requesting that the Court issue an order extending the time for us to move to dismiss, move to compel arbitration, answer or otherwise respond to the Complaint, through and including July 19, 2011. On May 6, 2011 the Court signed an order extending the time for us to move to dismiss, move to compel arbitration, answer or otherwise respond to the Complaint, through and including June 20, 2011. Because this case is in its early stages, it is uncertain whether an adverse result in this matter may or may not have a material adverse impact on the Company’s business, financial condition or results of operations. If a mutually acceptable resolution is not successful through any continued mediation process and the litigation proceeds, we intend to vigorously defend ourselves against all of the claims asserted in the Complaint. However, at this time the ultimate outcome and our potential liability associated with the claims asserted in the Complaint cannot be predicted with any certainty and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
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
Item 1A. Risk Factors
     Certain risks associated with our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the heading “Risk Factors” in Item 1A of that report. Except as set forth below, we do not believe there have been any material changes in these risks during the three months ended March 31, 2011.
     Our business could be adversely affected by a deteriorating economic environment that causes our merchants to experience adverse business conditions, as they may generate fewer transactions for us to process or may become insolvent, thereby increasing our exposure to chargeback liabilities.
     We believe that challenging economic conditions have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans, and any deterioration in economic conditions has the potential to negatively impact consumer confidence and consumer spending. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues.
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
     If the Equity Redemption is not consummated for any reason, we and our directors, officers and affiliates could continue to be involved in disputes relating to, or arising out of, the pending litigation and bankruptcy of our Chief Executive Officer, Mr. Daily, which could have a material adverse effect on our business, financial condition and results of operations.
     In May 2009, a jury in the Superior Court of the State of California handed down a verdict in the amount of $350 million against Mr. Daily, our Chief Executive Officer, in connection with litigation (the “Daily Litigation”) over Mr. Daily’s beneficial ownership in us. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee (the “Daily Bankruptcy Case”). On April 8, 2010, the Bankruptcy Court ordered the appointment of the Daily Bankruptcy Trustee to administer the estate of Mr. Daily. The Daily Litigation was brought against Mr. Daily individually and not in his capacity as an officer or director of the Company, Investors or Holdings, and we were not named as a party in the Daily Bankruptcy Case.
     On April 12, 2011 Investors and the General Partner, entered into the Redemption Agreement with the Daily Parties. The Equity Redemption is subject to (i) the approval of the Bankruptcy Court, (ii) the receipt by Investors and its subsidiaries of financing sufficient to fund the Equity Redemption, and such refinancings of their existing indebtedness (or waivers or amendments thereof) as are necessary to permit the Equity Redemption, in each case on terms reasonably satisfactory to Investors, (iii) the execution by Investors and certain of its affiliates of mutual general releases of claims, in form and substance reasonably acceptable to Investors and the General Partner, with each of the Daily Parties and certain other parties with an interest in Mr. Daily’s bankruptcy estate, and (iv) other customary closing conditions. A hearing of the Bankruptcy Court on whether to approve the Equity Redemption is scheduled for April 27, 2011 and a decision by the Bankruptcy Court is expected on or about that date.
     If the Equity Redemption is not approved by the Bankruptcy Court or the Equity Redemption is not consummated for any reason, the Daily Litigation and Daily Bankruptcy Case will continue. As a result, we, our directors and officers and our respective affiliates may continue to be involved in disputes relating to, or arising out of, the Daily Litigation and Daily Bankruptcy Case. If this were to occur, we may continue to incur expenses, our management team may be subject to continued distractions, and potential claims may be made against us or our officers, any of which could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
Item 5. Other Information
None
Item 6. Exhibits
The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.
Date: May 12, 2011	By:	/s/ Gregory S. Daily
Gregory S. Daily
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Mark C. Monaco
Mark C. Monaco
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.