Form 10-Q
period 2011-06-30
IPAYMENT INC
filed 2011-08-15
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50280
iPayment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1847043

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

40 Burton Hills Boulevard, Suite 415
Nashville, Tennessee	37215

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Title of each class	Shares Outstanding at August 15, 2011
(Common stock, $0.01 par value)	100

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011 (successor, unaudited) and December 31, 2010 (predecessor)	3

Unaudited Consolidated Statements of Operations — May 24, 2011 through June 30, 2011 (successor); April 1, 2011 through May 23, 2011 (predecessor); January 1, 2011 through May 23, 2011 (predecessor); three and six months ended June 30, 2010 (predecessor)	4

Unaudited Consolidated Statements of Cash Flows — May 24, 2011 through June 30, 2011 (successor); January 1, 2011 through May 23, 2011 (predecessor); Six months ended June 30, 2010 (predecessor)	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Removed and Reserved	33

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

EXHIBIT INDEX	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.
iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	Successor	Predecessor
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$1
Accounts receivable, net of allowance for doubtful accounts of $998 and $735 at June 30, 2011 and December 31, 2010, respectively	27,016	27,542
Prepaid expenses and other current assets	1,650	1,191
Deferred tax assets	—	2,073

Total current assets	29,750	30,807

Restricted cash	555	556
Property and equipment, net	5,492	4,766
Merchant portfolio and other intangible assets, net of accumulated amortization of $5,674 and $177,600 at June 30, 2011 and December 31, 2010, respectively	248,252	156,734
Goodwill	694,736	527,978
Deferred tax assets, net	—	4,324
Other assets, net	24,287	10,464

Total assets	$1,003,072	$735,629

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,728	$3,265
Income taxes payable	291	11,818
Accrued interest	7,635	2,573
Accrued liabilities and other	15,779	17,060
Current portion of long-term debt	250	5,823

Total current liabilities	27,683	40,539

Deferred tax liabilities, net	35,437	—
Long-term debt	769,414	619,144
Other liabilities	2,663	3,505

Total liabilities	835,197	663,188

Commitments and contingencies (Note 8)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2011 and December 31, 2010	167,756	20,055
Retained earnings	119	52,386

Total stockholder’s equity	167,875	72,441

Total liabilities and stockholder’s equity	$1,003,072	$735,629

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Period From		Three	Period From		Six
	May 24	April 1	Months	May 24	January 1	Months
	through	through	Ended	through	through	Ended
	June 30,	May 23,	June 30,	June 30,	May 23,	June 30,
	2011	2011	2010	2011	2011	2010
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Revenues	$77,519	$107,077	$183,933	$77,519	$276,690	$343,473

Operating expenses:
Interchange	42,262	57,051	98,544	42,262	147,779	189,541
Other costs of services	26,104	33,733	55,605	26,104	88,474	106,206
Selling, general and administrative	1,728	2,446	3,303	1,728	6,736	6,385

Total operating expenses	70,094	93,230	157,452	70,094	242,989	302,132

Income from operations	7,425	13,847	26,481	7,425	33,701	41,341

Other expense:
Interest expense, net	7,237	7,677	11,449	7,237	15,578	22,820
Other (income) expense, net	(4)	18,834	602	(4)	18,804	372

Income (loss) before income taxes	192	(12,664)	14,430	192	(681)	18,149

Income tax provision (benefit)	73	(3,849)	6,121	73	572	7,619

Net income (loss)	$119	$(8,815)	$8,309	$119	$(1,253)	$10,530

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(In thousands)

(Unaudited)

	Period From
	May 24	January 1	Six Months
	through	through	Ended
	June 30	May 23	June 30,
	2011	2011	2010
	Successor	Predecessor	Predecessor
Cash flows from operating activities
Net income (loss)	$119	$(1,253)	$10,530
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	5,921	16,441	20,775
Noncash interest expense and other	301	7,791	1,292
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	478	48	460
Prepaid expenses and other current assets	(2)	(457)	356
Other assets	(491)	(3,972)	(1,433)
Accounts payable and income taxes payable	(431)	(10,632)	(3,547)
Accrued interest	2,102	2,959	(151)
Accrued liabilities and other	(8,342)	6,219	(4,552)

Net cash (used in) provided by operating activities	(345)	17,144	23,730

Cash flows from investing activities
Change in restricted cash	1	—	12
Expenditures for property and equipment	(584)	(1,571)	(1,309)
Acquisitions of merchant portfolios	(3,600)	—	—
Payments for prepaid residual expenses	(371)	(539)	(4,484)

Net cash used in investing activities	(4,554)	(2,110)	(5,781)

Cash flows from financing activities
Net repayments on line of credit	(7,500)	(15,500)	(10,450)
Repayments of debt	(3,500)	(615,138)	(7,500)
Net dividends paid to parent company	—	(135,539)	—
Proceeds from issuance of long-term debt, net of discount	—	768,125	—

Net cash (used in) provided by financing activities	(11,000)	1,948	(17,950)

Net (decrease) increase in cash and cash equivalents	(15,899)	16,982	(1)
Cash and cash equivalents, beginning of period	16,983	1	2

Cash and cash equivalents, end of period	$1,084	$16,983	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$70	$11,518	$10,520
Cash paid during the period for interest	$4,847	$11,596	$21,679

Non-cash increases in assets from redemption:
Intangible assets	$103,125	$—	$—
Goodwill	$166,759	$—	$—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(1) Organization, Business and Basis of Presentation
Organization
iPayment, Inc. (“iPayment” or “the Company”) was originally incorporated as iPayment Holdings, Inc. (“Holdings”) in Tennessee and was reincorporated in Delaware under the name iPayment, Inc. iPayment is a provider of credit and debit card payment processing services to small merchants across the United States. We enable merchants to accept credit cards as well as other forms of card-based payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include data organization and retrieval, ongoing merchant assistance and resolution support in connection with disputes with cardholders. We market and sell our services primarily through independent sales groups (“ISGs”).
As more fully described in Note 2 below, on May 23, 2011, iPayment Investors, LP (“Investors”), our ultimate parent, and iPayment GP, LLC (the “General Partner”), the general partner of Investors, completed the redemption (the “Equity Redemption”) of all of the direct and indirect equity interests in Investors and the General Partner of (i) Gregory Daily, our former Chairman and Chief Executive Officer and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in Investors. The Equity Redemption resulted in a change in control and accordingly it has been accounted for as a business combination in accordance with ASC 805 “Business Combinations.” As a result of the Equity Redemption, the Company’s results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and the Company’s results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” In addition, the terms “second quarter of 2011” and “three months ended June 30, 2011” refer to the combined results of the Predecessor and Successor entities for such period and the terms “first six months of 2011” and “six months ended June 30, 2011” refer to the combined results of the Predecessor and Successor entities for such period.
Business
We are a provider of credit and debit card payment processing services to small merchants across the United States. Our payment processing services enable our merchants to accept credit cards as well as other forms of card-based payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through independent sales groups or “ISGs”, which are non-employee, external sales organizations and other third party resellers. We also partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services in our main operating center in Westlake Village, California.
We have significant outstanding long-term debt as of June 30, 2011. On May 6, 2011, we entered into new senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of (i) a $375 million term facility and (ii) a $75 million revolving facility. The new revolving facility will mature on May 6, 2016, and the new term facility will mature on May 8, 2017. We also issued $400 million in aggregate principal amount of 10.25% senior notes due 2018 (the “New Senior Notes”). The New Senior Secured Credit Facilities and the New Senior Notes are more fully described in Note 5 below. We used a portion of the proceeds from the offering of the New Senior Notes together with borrowings under the New Senior Secured Credit Facilities to (i) permanently repay all of the outstanding indebtedness under the Company’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of the Company’s then existing senior subordinated notes; and (iii) pay a dividend to Holdings which was ultimately used to fund the Equity Redemption.
The terms of our long-term debt contain various nonfinancial and financial covenants as further described in Note 5 below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indenture governing the New Senior Notes or the lenders under our New Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. Our Senior Secured Leverage Ratio, as defined in our New Senior Secured Credit Facilities, was 2.77 to 1.00 as of June 30, 2011, compared to the allowed maximum of 3.75 to 1.00. Our Consolidated Interest Coverage Ratio, as defined in our New Senior Secured Credit Facilities, was 2.15 to 1.00 as of June 30, 2011, compared to the allowed minimum of 1.40 to 1.00.

As used in this Quarterly Report on Form 10-Q, the terms “iPayment,” “the Company,” “we,” “us,” “our” and similar terms refer to iPayment, Inc. and, unless otherwise indicated or required by the context, its consolidated subsidiaries.
Basis of Presentation
The accompanying consolidated financial statements of iPayment have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of results. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. As a result of the Equity Redemption as further described in Note 2, the Company’s results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and the Company’s results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” In the opinion of management, the unaudited consolidated financial statements contain all normal recurring adjustments which are necessary to state fairly the consolidated financial position and results of operations for the related periods. The consolidated results of operations for any of these interim periods are not necessarily indicative of results to be expected for the full year.
Use of Estimates
The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As a result of the change in control described in Note 2 below, the Company estimated the allocable fair value of certain assets and the allocation of such fair value to its assets and liabilities as of June 30, 2011. The Company has engaged an independent, third party valuation firm to assist in valuing certain assets and expects their valuation to be completed during the third quarter of this year.
Revenue and Cost Recognition
Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon each merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We recognize discounts and other fees related to payment transactions at the time the merchant’s transactions are processed. Related interchange and assessment costs are also recognized at that time. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry compliance fees, and fees for other miscellaneous services, such as handling chargebacks. We recognize revenues derived from service fees at the time the service is performed.
Other Costs of Services
Other costs of services include costs directly attributable to processing and bank sponsorship costs such as residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which is a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs directly attributable to our provision of payment processing and related services to our merchants.

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
We believe the carrying amounts of financial instruments at June 30, 2011 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of our New Senior Notes was $400.0 million as of June 30, 2011. We estimate the fair value to be approximately $399.0 million, considering executed trades occurring around June 30, 2011. The carrying value of the term loans under our New Senior Secured Credit Facilities, net of discount, was $369.7 million as of June 30, 2011. We estimate the fair value to be approximately $370.2 million, considering executed trades occurring around June 30, 2011. The fair value of the Company’s New Senior Notes and New Senior Secured Credit Facilities are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. The Company is contractually obligated to repay its borrowings in full and the Company does not believe the creditors under its borrowing arrangements are willing to settle these instruments with the Company at their estimated fair values indicated herein.
Derivative Financial Instruments
The Company uses certain variable rate debt instruments to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.
The Company may enter into certain derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. Historically, these instruments have consisted solely of interest rate swaps. Under the interest rate swaps, the Company historically received variable interest rate payments and made fixed interest rate payments, thereby effectively creating fixed-rate debt. The Company enters into derivative instruments solely for cash flow hedging purposes and does not speculate using derivative instruments.
The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging.” Under ASC 815, we recognized all derivatives as either other assets or other liabilities, measured at fair value. Under our then existing senior secured credit facilities, we were required to hedge at least 50% of the outstanding balance through May 10, 2008, and accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million. These swap agreements expired on December 31, 2010, and our interest rate swap balance at that date was $0. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, were identical to those of the associated debt instruments and therefore the hedging relationship resulted in no material ineffectiveness. Accordingly, such derivative instruments were classified as cash flow hedges, and any changes in the fair value of the derivative instruments were previously included in accumulated other comprehensive income (loss) in our consolidated balance sheets. As of June 30, 2011, the Company was not a party to any derivative financial instruments.

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
We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over estimated lives of 3 to 7 years. For the period from May 24 through June 30, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $5.7 million. For the period from April 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $5.6 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.5 million. For the three and six months ended June 30, 2010, amortization expense related to our merchant processing portfolios and other intangible assets was $9.6 million and $19.7 million, respectively.
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current consolidated statements of operations and on a prospective basis until further evidence becomes apparent. There were no unfavorable trends identified in the attrition rates used for the three-month period ended March 31, 2011, the three-month period ended March 31, 2010, or the six-month period ended June 30, 2010. Consequently, there were no related increases to amortization expense for these periods. Please refer to Note 2 below for further discussion.
Common Stock
The Company has 100 shares of common stock outstanding at June 30, 2011. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Equity Redemption, Refinancing and Change in Control
In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300 million, plus punitive damages in the amount of $50 million, against Gregory Daily, our former Chairman and Chief Executive Officer, in connection with litigation over Mr. Daily’s beneficial ownership in us. This lawsuit was brought against Mr. Daily individually and not in his capacity as the Chairman and Chief Executive Officer or Director of the Company. Neither the Company, nor any other shareholders, officers, employees or directors were a party to this action. The Company did not then, nor does it now, have any indemnification, reimbursement or any other contractual obligation to Mr. Daily in connection with this legal matter. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. On April 8, 2010, the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”) ordered the appointment of a trustee (the “Daily Bankruptcy Trustee”) to administer the estate of Mr. Daily.

On April 12, 2011, Investors and the General Partner, entered into a redemption agreement (the “Redemption Agreement”) with (i) Mr. Daily, (ii) the Daily Bankruptcy Trustee and (iii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in Investors (together with Mr. Daily and the Daily Bankruptcy Trustee, on behalf of the Daily bankruptcy estate, the “Daily Parties”). Pursuant to the Redemption Agreement, Investors and the General Partner agreed to redeem from the Daily Parties, and the Daily Parties agreed to transfer and surrender to Investors and the General Partner, as applicable, all of the equity interests of the Daily Parties in Investors and the General Partner, representing approximately 65.8% of the outstanding equity of Investors, for an aggregate price of $118.5 million. The interests redeemed pursuant to the Redemption Agreement constituted all of the direct and indirect equity interests of the Daily Parties in the Company.
On May 6, 2011, the Company completed the offering of the New Senior Notes and the closing of the New Senior Secured Credit Facilities. Also on May 6, 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (“Holdings’ Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis (after giving effect to the Warrants).
The majority of the proceeds from the offerings of the New Senior Notes and the Units, together with borrowings under the New Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under the Company’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of the Company’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fees and other related fees and expenses described below in Note 11.
Upon the closing of the Equity Redemption, Mr. Daily resigned as a director and officer, as applicable, of the General Partner, Investors and each of Investors’ subsidiaries, including his position as our Chairman and Chief Executive Officer. In connection with Mr. Daily’s resignation, Carl Grimstad became the new Chairman and Chief Executive Officer of the Company and Mark Monaco, the Company’s Chief Financial Officer, became a member of the Company’s board of directors. The Redemption Agreement includes covenants on the part of Mr. Daily not to compete with the Company and its affiliates for one year, and not to solicit employees, independent sales agents and independent sales organizations and merchants of the Company and its affiliates for three years, in each case from May 23, 2011, the closing date of the Equity Redemption.
The description set forth above is intended to be a summary only, is not complete and is qualified in its entirety by reference to the full and complete terms contained in the Redemption Agreement, a copy of which is included as Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2011, which is incorporated herein by reference.
In accordance with ASC 805, “Business Combinations” the Company determined that a change of control occurred as a result of the Equity Redemption requiring assets and liabilities to be recorded at a fair value and an allocation of the Company’s estimated fair value to its assets and liabilities to be made based upon management’s current estimate as of June 30, 2011 of their respective fair values. As part of this allocation, approximately $694.7 million was assigned to goodwill and $249.3 million to merchant portfolio and other intangible assets, resulting in an increase of $166.8 million and $103.1 million in goodwill and merchant portfolio and other intangible assets, respectively, over the historical basis prior to the Equity Redemption. Of the amount allocated to merchant portfolio and other intangible assets, $246.7 million relates to the Company’s merchant processing portfolios and residual cash flow streams and the remaining $2.6 million is primarily attributable to software development and other.
The amount allocated to intangible assets related to merchant processing portfolios is an estimate as of June 30, 2011. The Company has engaged an independent, third party valuation firm to assist in valuing these assets and expects their valuation to be completed during the third quarter of this year. Adjustments, if any, to the carrying values of the intangible assets described above will be made in the third quarter based on the results of that valuation work.
If the Equity Redemption had occurred on January 1, 2010, we would have recorded additional amortization expense on our merchant processing portfolios of approximately $16.8 million for the six months ended June 30, 2010. If the Equity Redemption had occurred on January 1, 2011, we would have recorded additional amortization expense on our merchant processing portfolios of approximately $5.6 million for the six months ended June 30, 2011.

(3) Acquisitions
There were no acquisitions of businesses during 2011 or 2010 that were significant enough to require pro forma disclosure.
In November 2010, we entered into a purchase and sale agreement with the shareholders of Flagship Merchant Services (“Flagship”), whereby we acquired a merchant portfolio of approximately 8,400 merchant accounts from Flagship. Total consideration at closing was $20 million in cash, which was funded from our cash on hand and from borrowings under our then existing revolving facility.
In December 2010, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a merchant portfolio of approximately 2,500 merchant accounts. Consideration at closing was $5 million in cash, which was funded at closing from borrowings under our then existing revolving facility.
In June 2011, we entered into a purchase and sale agreement with a new ISG, whereby we acquired a merchant portfolio of approximately 1,250 merchant accounts. Consideration at closing was $3.6 million in cash, which was funded at closing from cash on hand.
(4) Other Intangibles
Payments for Prepaid Residual Expenses
During the first six months of 2011, we made payments totaling $0.9 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives.
(5) Long-Term Debt
On May 6, 2011, we completed an offering of $400 million in aggregate principal amount of 10.25% Senior Notes due 2018. We also completed the closing of our $450 million New Senior Secured Credit Facilities. We used a portion of the proceeds from the offering of the New Senior Notes together with borrowings under the New Senior Secured Credit Facilities to (i) permanently repay all of the outstanding indebtedness under the Company’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of the Company’s then existing senior subordinated notes; and (iii) pay a dividend to Holdings which was ultimately used to fund the Equity Redemption.
The New Senior Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “Indenture”), among the Company, each of the guarantors identified therein and Wilmington Trust FSB, as trustee (the “Trustee”). The Company will pay interest on the New Senior Notes in cash on November 15 and May 15 of each year at a rate of 10.25% per annum. Interest on the New Senior Notes will accrue from and including the issue date of the New Senior Notes, and the first interest payment date will be November 15, 2011. The New Senior Notes will mature on May 15, 2018. The Indenture contains covenants that, among other things, restrict the Company’s and its restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change its or their line of business, or enter into certain transactions with affiliates. The covenants in the Indenture generally permit the Company to distribute funds to Holdings, the Company’s direct parent, to make interest payments on Holdings’ Notes (defined below) to the extent required to be paid in cash by the terms of the indenture governing such notes and for certain other operating expenses of Holdings.
The Indenture also provides for customary events of default including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events.

The Company also entered into a Credit Agreement, dated May 6, 2011 (the “Credit Agreement”), with Holdings, the subsidiaries of the Company identified therein as guarantors, JPMorgan Chase Bank, N.A. and the other lenders party thereto. The New Senior Secured Credit Facilities consist of (i) a six-year, $375 million term facility and (ii) a five-year, $75 million revolving facility, which includes a swing line loan facility and letter of credit facility and is available from time to time until the fifth anniversary of the closing date of the New Senior Secured Credit Facilities (or in the case of the letter of credit facility, five business days prior to the fifth anniversary). The terms of the New Senior Secured Credit Facilities give the Company the ability, subject to certain conditions, to request an increase in the amount of the revolving facility in an aggregate amount of up to $25 million.
The interest rates under the New Senior Secured Credit Facilities (other than in respect to swing line loans, which will accrue interest at the base rate described below) are calculated, at the Company’s option, at either the Eurodollar rate (which is the higher of BBA LIBOR, and in respect of the term facility, 1.50%) or the base rate (which is the highest of JPMorgan Chase Bank, N.A.’s prime rate, the Federal Funds effective rate plus 0.50%, the one-month Eurodollar rate plus 1.00%, and in respect of the term facility, 2.50%) plus, in each case, the applicable margin which differs for the term facility and the revolving facility (and, which in the case of the revolving facility is subject to adjustment based on a pricing grid set forth in the Credit Agreement). Overdue principal, interest, fees and other amounts bear interest at a rate that is 2.00% above the rate then borne by such borrowing or the base rate in respect of the term facility, as applicable. A commitment fee equal to 0.625% on the unused portion of the New Senior Secured Credit Facilities accrued from the closing date of the New Senior Secured Credit Facilities and will be payable until the Company delivers the accompanying consolidated financial statements for the fiscal quarter ended June 30, 2011, and thereafter, a percentage per annum equal to 0.625% and declining to 0.375% based upon our consolidated leverage ratio as determined in accordance with the related pricing grid set forth in the Credit Agreement.
At June 30, 2011, we had $369.7 million of term loans outstanding, net of discount of $1.8 million at a weighted average interest rate of 5.75% and no outstanding borrowings under our new revolving facility.
The Credit Agreement contains certain customary covenants that, subject to certain exceptions, restrict the Company and its subsidiaries’ ability to, among other things (i) declare dividends or redeem or repurchase equity interests by the Company or its subsidiaries; (ii) prepay, redeem or purchase certain debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or modify specified debt and other material agreements; (vii) engage in mergers, acquisitions and asset sales; (viii) change accounting policies; (ix) become a general partner; (x) enter into speculative transactions; (xi) transact with affiliates; and (xii) engage in businesses that are not related to the Company’s existing business. In addition, under the Credit Agreement, the Company will be required to comply (subject to a right to cure in certain circumstances) with specified financial ratios and tests, including a minimum consolidated interest coverage ratio and a maximum senior secured leverage ratio.
In addition, the Credit Agreement contains certain customary affirmative covenants, including requirements for financials reports and other notices from the Company.
Events of default, which are subject to grace periods and exceptions, as set forth in the Credit Agreement include, among others: (i) the Company’s failure to pay principal or interest or any other amount when due under the Credit Agreement; (ii) any representation or warranty proving to have been materially incorrect; (iii) covenant defaults; (iv) judgment defaults; (v) customary ERISA defaults; (vi) invalidity of loan documents or impairment of collateral; (vii) events of bankruptcy; (viii) a change of control; (ix) cross-default to material debt; and (x) cancellation or termination of a material contract, in certain circumstances.
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
We had net capitalized debt issuance costs related to the New Senior Secured Credit Facilities of $10.7 million and net capitalized debt issuance costs related to the New Senior Notes of $10.0 million as of June 30, 2011. These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments. Amortization expense related to the debt issuance costs for the New Senior Secured Credit Facilities and the New Senior Notes were $0.2 million and $0.1 million, respectively, for the period from May 24 through June 30, 2011. Amortization expense related to our then existing senior secured credit facilities and senior subordinated notes were $0.1 million and $0.1 million, respectively, for the period from April 1 through May 23, 2011. Amortization expense related to our then existing senior secured credit facilities and senior subordinated notes were $0.4 million and $0.4 million, respectively, for the period from January 1 through May 23, 2011. The remaining unamortized balance of debt issuance costs related to our previously existing senior secured credit facilities and senior subordinated notes, as well as the remaining unamortized net discount on our senior subordinated notes in the amount of $2.2 million, $3.3 million and $1.0 million, respectively, were written off to other expense as a result of the refinancing described in Note 2 above.

(6) Segment Information and Geographical Information
We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. No single merchant accounted for more than 3% of our revenue during the second quarter of 2011. Substantially all revenues are generated in the United States.
(7) Income Taxes
We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.
Our income taxes currently payable for federal and state purposes have been reduced by tax benefits totaling approximately $6.3 million that we obtained from non-recurring expenses incurred related to the write off of the unamortized balance of debt issuance costs and a payment made for strategic advisory fees. Our effective income tax rate was 38.1%, excluding the aforementioned tax benefits for the first six months of 2011, compared to 42.4% for the quarter ended June 30, 2010.
During the first six months of 2011 and 2010, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2011, our liabilities for unrecognized tax benefits totaled $2.4 million and are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheets at June 30, 2011 was approximately $0.3 million.
We file federal income tax returns and various state income tax returns. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years through 2005.
At June 30, 2011, we had approximately $1.4 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.2 million per year. We had state net operating loss carryforwards of approximately $30.3 million as of June 30, 2011.
(8) Comprehensive Income (Loss)
Comprehensive income (loss) includes our net income plus the net-of-tax impact of fair market value changes in our interest rate swap agreements, which expired on December 31, 2010. Accordingly, there was no other comprehensive income (loss) during 2011. The accumulated elements of other comprehensive loss, net of tax, are included within stockholder’s equity on the consolidated balance sheets. Comprehensive income for the three-month period ended June 30, 2010 was $10.4 million. Changes in fair value, net of tax, on our swap agreements amounted to $2.1 million during the three-month period ended June 30, 2010.
Comprehensive income for the six-month period ended June 30, 2010 was $14.2 million. Changes in fair value, net of tax, on our swap agreements amounted to $3.7 million during the six-month period ended June 30, 2010.

(9) Commitments and Contingencies
Legal Proceedings
We are subject to certain legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of such legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the outcome of any such legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Our failure to prevail in one or more of these legal matters could, individually or in the aggregate, materially adversely affect our consolidated financial position or operating results. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within other expense on our consolidated statements of operations.
(10) Recent Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the second quarter of 2011, nor are there accounting pronouncements pending adoption that would have a significant effect on our financial accounting and reporting. Please refer to our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the SEC on March 21, 2011, for all recently adopted accounting pronouncements.
(11) Related Party Transactions
At June 30, 2011, we had a receivable of $0.4 million due from Investors that is included in our consolidated balance sheets within accounts receivable. During 2009 and 2010, the Company funded certain expenses of Investors. The Company’s initial accounting was to treat this funding as an inter-company receivable. In August 2010, the board of directors of iPayment, Inc. declared a $1.0 million dividend to our indirect parent company, Investors, to cover operating costs. The dividend was required by Investors to cover certain operating and legal costs, including reimbursement to the Company of certain costs previously paid for by the Company on behalf of Investors. Subsequent to the dividend payment, Investors settled $1.0 million of the intercompany receivable outstanding at that time.
In November 2010, we entered into a sublease agreement with Fortis Payment Systems, LLC, an ISG owned by an iPayment employee, through Cambridge Acquisition Sub, LLC, a wholly owned subsidiary. The lease agreement extends through 2013, with an option of extending the contract through 2015. The lease agreement provides for minimum annual payments of $60,000 beginning November 2010 for three years.
In 2010, iPayment and the financial services firm Perella Weinberg Partners LP (“Perella Weinberg”) entered into an engagement letter providing for Perella Weinberg to act as our financial advisor in connection with a potential change of control or similar transaction involving the Company. In March 2010, Adearo Holdings, LLC (“Adearo”), an entity majority owned and controlled by Mark Monaco, entered into a consulting agreement with Perella Weinberg. Mr. Monaco became Chief Financial Officer of the Company in October 2010 and a member of the Company’s board of directors in May 2011. When the Equity Redemption was consummated, we paid to Perella Weinberg a transaction fee of approximately $7.5 million pursuant to such engagement letter and, following such payment, Perella Weinberg made a payment of $1.0 million to Adearo pursuant to the consulting agreement described above.
(12) Subsequent Events
In August 2011, we entered into purchase and sale agreements with two different ISGs. We acquired a merchant portfolio of 665 merchant accounts through the first purchase and sale agreement. Consideration at closing was $2.5 million in cash, which was funded at closing from borrowings under our new revolving facility. We acquired a merchant portfolio of 2,758 merchant accounts through the second purchase and sale agreement. Consideration at closing was $11.0 million in cash, which was funded at closing from borrowings under our new revolving facility.

On August 1, 2011, we entered into a separation agreement and release (the “Separation Agreement”) with Afshin Yazdian, iPayment’s former Executive Vice President, General Counsel and Secretary. The Separation Agreement provides for Mr. Yazdian’s resignation from all of his positions with the Company as of August 12, 2011. Mr. Yazdian will remain as an at-will employee of the Company until December 31, 2011 and will assist with the relocation described below and the transitioning of his responsibilities to other executives. A description of certain terms of the Separation Agreement is included in the Current Report on Form 8-K filed with the SEC on August 15, 2011, and a copy of the Separation Agreement is attached thereto as Exhibit 10.1.
On August 15, 2011, the Company announced its intention to relocate its corporate headquarters from Nashville, Tennessee to New York, New York. The Company expects the relocation to be completed in January 2012.
The Company also announced that Holdings intends to appoint John A. Vickers to its board of directors, effective September 1, 2011. Mr. Vickers is currently Chairman and Chief Executive Officer of Tishman Realty Corporation and the Tishman Hotel Corporation, having served the Tishman organization for 27 years in positions in increasing responsibility. He is responsible for Tishman’s owned portfolio of hotels and for overseeing all of the firm’s service divisions. Mr. Vickers was also Vice Chairman and Principal of Tishman Construction Corporation prior to its sale to AECOM in July 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
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
Executive Overview
We are a leading provider of credit and debit card payment processing services to small merchants across the United States. During June 2011, we generated revenue from approximately 188,000 small merchants located across the United States. Of these merchants, approximately 133,000 were active merchants that had each processed at least one Visa or MasterCard transaction in that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of card-based payment, including debit cards, checks, gift cards and loyalty programs in both traditional card-present, or swipe transactions, as well as card-not-present transactions. We market and sell our services primarily through independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers. We also partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services in our main operating center in Westlake Village, California.
Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume decreased 1.8% to $11,193 million for the six months ended June 30, 2011 from $11,394 million for the six months ended June 30, 2010. This decline in charge volume was due primarily to a lower number of active merchants in 2011 compared to 2010. However, our revenues increased $10.7 million or 3.1% to $354.2 million in the first six months of 2011 from $343.5 million in the same period of the prior year. Our net revenue increased to $139.9 million for the six months ended June 30, 2011 from $131.6 million during the same period in 2010. Our net revenue is composed of total revenue reduced by interchange and debit-interchange fees and network fees. Despite the lower number of active merchants, revenues increased as a result of higher processing volumes per merchant and increases in other revenues. Income from operations decreased 0.5% to $41.1 million for the six months ended June 30, 2011 from $41.3 million for the six months ended June 30, 2010. Income from operations for the six months ended June 30, 2011, includes $1.7 million of estimated incremental amortization expense as the result of the estimated revaluation of intangible assets resulting from the Equity Redemption. Excluding this increase in amortization expenses, income from operations would have increased 3.5%. Loss before income taxes was $0.5 million for the six months ended June 30, 2011, compared with $18.1 million of income before income taxes in the same period in 2010. Loss before income taxes for the six months ended June 30, 2011 is net of expenses totaling $18.7 million related to the refinancing described in Note 2 to the consolidated financial statements and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for early redemption of our senior subordinated notes and $7.5 million of strategic advisory fees. Excluding these items, income before income taxes would have been approximately $18.1 million for the six months ended June 30, 2011, representing a 0.5% increase over the comparable period in 2010.

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
We engage, on a regular basis, an independent third party to aid management in determining the fair value of our goodwill. We completed our most recent annual goodwill impairment review as of December 31, 2010, using the present value of future cash flows to determine whether our fair value exceeds the carrying amount of our net assets, including goodwill. We determined that no impairment charge to goodwill was required. We are currently in the process of revaluing our intangible assets and goodwill as a result of the Equity Redemption, in accordance with ASC 805, and expect such valuation to be completed during the third quarter of this year.
We periodically evaluate the carrying value of long-lived assets in relation to the respective projected future undiscounted cash flows to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. We last evaluated the carrying value of our intangible assets as of March 31, 2011, and determined no impairment charge was required. Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced monthly volume attrition ranging from 1.0% to 3.0% of our total charge volume on our various merchant portfolios. We utilize an accelerated method of amortization over a fifteen-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years.
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in our current consolidated statements of operations and on a prospective basis until further evidence becomes apparent. In 2010 and during the three-month period ended March 31, 2011, we did not identify any unfavorable trend in attrition rates and accordingly, we did not record any increase to amortization expense.
As previously noted, as a result of the Equity Redemption, the intangible assets related to merchant processing portfolios are management’s current estimates as of June 30, 2011. The Company has engaged an independent, third party valuation firm to assist in valuing these assets and expects their valuation to be completed during the third quarter of this year.

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
We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired from First Data Merchant Services Corporation (“FDMS”) are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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
Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At June 30, 2011 and December 31, 2010, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.4 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at June 30, 2011 and December 31, 2010.
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

Results of Operations:
The results of operations for the three months ended June 30, 2011 and the six months ended June 30, 2011 are the combined results of the predecessor and successor entities to facilitate comparison of operations. See Note 2 to the consolidated financial statements.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 (in thousands, except percentages)

	Three months ended	% of Total	Three months ended	% of Total	Change
	June 30, 2011	Revenue	June 30, 2010	Revenue	Amount	%
	Combined		Predecessor
Revenues	$184,596	100.0%	$183,933	100.0%	$663	0.36
Operating Expenses
Interchange	99,313	53.8	98,544	53.6	769	0.78
Other costs of services	59,837	32.4	55,605	30.2	4,233	7.61
Selling, general and administrative	4,174	2.3	3,303	1.8	871	26.37

Total operating expenses	163,324	88.5	157,452	85.6	5,873	3.73

Income from operations	21,272	11.5	26,481	14.4	(5,210)	(19.67)
Other expenses
Interest expense, net	14,914	8.1	11,449	6.2	3,465	30.26
Other expenses, net	18,830	10.2	602	0.3	18,227	3,027.74

Total other expense	33,744	18.3	12,051	6.6	21,692	180.00

Income (loss) before income taxes	(12,472)	(6.8)	14,430	7.8	(26,902)	(186.43)
Income tax (benefit) provision	(3,776)	(2.0)	6,121	3.3	(9,897)	(161.69)

Net income (loss)	$(8,696)	(4.7)	$8,309	4.5	$(17,005)	(204.66)

Revenues. Revenues increased 0.4% to $184.6 million in the second quarter of 2011 from $183.9 million during the same period in 2010. The increase in revenues was largely due to an increase in other revenue due to a new program that was implemented during the second quarter of 2010. Our merchant processing volume, which represents the total value of transactions processed by us, declined 0.8% to $5,808 million during the second quarter of 2011 from $5,853 million during the same period in 2010, due to a lower average merchant base and as a result, lower number of transactions processed during the quarter.
Interchange Expenses. Interchange expenses increased 0.8% to $99.3 million in the second quarter of 2011 from $98.5 million during the same period in 2010. Despite a decrease in merchant processing volume, interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services increased 7.6% to $59.8 million in the second quarter of 2011 from $55.6 million during the same period in 2010. The increase in other costs of services was primarily due to higher sales expenses, network fees and depreciation and amortization.
Selling, General and Administrative. Selling, general and administrative expenses increased 26.4% to $4.2 million in the second quarter of 2011 as compared to $3.3 million during the same period in 2010. The increase was due to increased compensation expense for the second quarter of 2011 compared to the same period in 2010.

Other Expense. Other expenses increased $21.7 million to $33.7 million in the second quarter of 2011 from $12.1 million during the same period in 2010. Other expense in 2011 primarily consisted of $18.7 million of expenses related to the refinancing described in Note 2 to the consolidated financial statements and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for the redemption of all our senior subordinated notes in connection with the refinancing and $7.5 million of strategic advisory fees described in Note 11 to the consolidated financial statements. Interest expense increased $3.5 million to $14.9 million in the second quarter of 2011 from $11.4 million during the same period in 2010, largely due to a higher average debt balance as a result of the refinancing and the Equity Redemption as well as a higher weighted average interest rate.
Income Tax. Income tax benefit was $3.8 million in the second quarter of 2011, compared to income tax expense of $6.1 million during the same period in 2010, due to a decrease in taxable income. Income tax benefit as a percentage of loss before taxes was 30.3% during the second quarter of 2011, compared to income tax expense as a percentage of income before taxes of 42.4% for the same period in 2010. Our income taxes currently payable for federal and state purposes have been reduced by tax benefits totaling approximately $6.3 million that we obtained during the second quarter of 2011 from non-recurring expenses incurred related to the write off of the unamortized balance of debt issuance costs and a payment made for strategic advisory fees, a majority of which are deductible for tax purposes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 (in thousands, except percentages)

	Six months ended	% of Total	Six months ended	% of Total	Change
	June 30, 2011	Revenue	June 30, 2010	Revenue	Amount	%
	Combined		Predecessor
Revenues	$354,209	100.0%	$343,473	100.0%	$10,736	3.1
Operating Expenses
Interchange	190,041	53.7	189,541	55.2	500	0.3
Other costs of services	114,578	32.3	106,206	30.9	8,372	7.9
Selling, general and administrative	8,464	2.4	6,385	1.9	2,079	32.6

Total operating expenses	313,083	88.4	302,132	88.0	10,951	3.6

Income from operations	41,126	11.6	41,341	12.0	(215)	(0.5)
Other expenses
Interest expense, net	22,815	6.4	22,820	6.6	(5)	(0.0)
Other expenses, net	18,799	5.3	372	0.1	18,427	4,953.5

Total other expense	41,614	11.7	23,192	6.8	18,422	79.4

Income (loss) before income taxes	(488)	(0.1)	18,149	5.3	(18,637)	(102.7)
Income tax provision	646	0.2	7,619	2.2	(6,973)	(91.5)

Net income (loss)	$(1,134)	(0.3)	$10,530	3.1	$(11,664)	(110.8)

Revenues. Revenues increased 3.1% to $354.2 million in the first six months of 2011 from $343.5 million during the same period in 2010. The increase in revenues was largely due to an increase in other revenue due to a new program that was implemented during the second quarter of 2010. Our merchant processing volume, which represents the total value of transactions processed by us, declined 1.8% to $11,193 million during the first six months of 2011 from $11,394 million during the same period in 2010, due to a lower average merchant base and as a result, lower number of transactions processed during 2011.
Interchange Expenses. Interchange expenses increased 0.3% to $190.0 million in the first six months of 2011 from $189.5 million during the same period in 2010. Despite a decrease in merchant processing volume, interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services increased 7.9% to $114.6 million in the first six months of 2011 from $106.2 million during the same period in 2010. The increase in other costs of services was primarily due to higher sales expenses, network fees and depreciation and amortization.
Selling, General and Administrative. Selling, general and administrative expenses increased 32.6% to $8.5 million in the first six months of 2011 as compared to $6.4 million during the same period in 2010. The increase was due to increased compensation expense for the first six months of 2011 compared to the same period in 2010.
Other Expense. Other expenses increased $18.4 million to $41.6 million in the first six months of 2011 from $23.2 million during the same period in 2010. The increase in other expense in 2011 primarily consisted of $18.7 million of expenses related to the refinancing described in Note 2 to the consolidated financial statements and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for the redemption of all our senior subordinated notes in connection with the refinancing and $7.5 million of strategic advisory fees described in Note 11 to the consolidated financial statements.
Income Tax. Income tax expense was $0.6 million in the first six months of 2011 compared to $7.6 million during the same period in 2010. Our income taxes currently payable for federal and state purposes have been reduced by tax benefits totaling approximately $6.3 million that we obtained during the second quarter of 2011 from non-recurring expenses incurred related to the write off of the unamortized balance of debt issuance costs and a payment made for strategic advisory fees, a majority of which are deductible for tax purposes. Our effective income tax rate was 38.1%, excluding the aforementioned tax benefits for the six months ended June 30, 2011, compared to 42.0% for the same period in 2010.

Liquidity and Capital Resources
As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $1.1 million and less than $0.1 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. We had a net working capital (current assets in excess of current liabilities) of $2.1 million as of June 30, 2011, compared to a $9.7 million deficit as of December 31, 2010. The working capital increase resulted primarily from a reduction in income taxes payable of $11.5 million, $5.6 million of paydowns on our current portion of long term debt and a reduction in accounts payable and accrued liabilities and other of $0.8 million, offset by an increase in accrued interest of $5.1 million. We have consistently had positive cash flow provided by operations and expect that our cash flow from operations and proceeds from borrowings under our new revolving facility will be our primary sources of liquidity and will be sufficient to cover our current obligations. See “Contractual Obligations” below for a description of future required uses of cash.
We have significant outstanding long-term debt as of June 30, 2011. The terms of our long-term debt contain various nonfinancial and financial covenants as further described in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the Indenture or the lenders under our New Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. Our Senior Secured Leverage Ratio, as defined in our New Senior Secured Credit Facilities, was 2.77 to 1.00 as of June 30, 2011, compared to the allowed maximum of 3.75 to 1.00. Our Consolidated Interest Coverage Ratio, as defined in our New Senior Secured Credit Facilities, was 2.15 to 1.00 as of June 30, 2011, compared to the allowed minimum of 1.40 to 1.00.
If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot be sure that any refinancing or sale of assets would be possible on commercially reasonable terms or at all. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
Operating activities
Net cash used in operating activities was $16.8 million during the first six months of 2011, consisting of net loss of $1.1 million adjusted by depreciation and amortization of $22.4 million, non-cash interest expense and other of $8.1 million, and a net unfavorable change in operating assets and liabilities of $29.5 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011.
Net cash provided by operating activities was $23.7 million during the first six months of 2010, consisting of net income of $10.5 million adjusted by depreciation and amortization of $20.8 million, non-cash interest expense of $1.3 million and a net increase in working capital of $8.9 million primarily of payments of accrued bonuses, decreases in accounts payable and income taxes payable offset by a decrease in accounts receivable.
Investing activities
Net cash used in investing activities was $6.7 million during the first six months of 2011. Net cash used in investing activities consisted of $2.2 million of property and equipment expenditures, $3.6 million for acquisitions of businesses and portfolios, and $0.9 million for payments for contract modifications for prepaid residual expenses.
Net cash used in investing activities was $5.8 million during the first six months of 2010. Net cash used in investing activities consisted of $4.5 million of payments for contract modifications for prepaid residual expenses and $0.6 million of capital expenditures.

Financing activities
Net cash used in financing activities was $9.1 million during the first six months of 2011, consisting of net proceeds from the issuance of long term debt of $768.1 million related to the New Senior Secured Credit Facilities and New Senior Notes, $135.6 million paid as a dividend to Holdings in connection with the consummation of the Equity Redemption, $618.6 million of net repayments on our term loans, of which $615.1 million was paid under our previously existing senior secured credit facilities and $3.5 million under our New Senior Secured Credit Facilities, and $23.0 million of net repayments under our revolving facility, of which $11.0 million of net payment was made under our previously existing revolving facility and $12 .0 million under our new revolving facility.
Net cash used in financing activities was $18.0 million during the first six months of 2010, consisting of net repayments under our previously existing revolving facility of $7.5 million.
See Notes 2 and 5 to the consolidated financial statements for further detail regarding the Company’s long-term debt and the refinancing and other transactions that closed during the second quarter of 2011.
Contractual Obligations
The following table of our material contractual obligations as of June 30, 2011 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. We currently have no contingent payments in connection with earnouts related to completed acquisitions.

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
	(in thousands)
New Senior Secured Credit Facilities	$371,500	$250	$7,500	$7,500	$356,250
New Senior Notes	400,000	—	—		400,000
Interest (1)	408,035	62,830	125,660	125,588	93,957
Operating lease obligations	10,565	1,352	2,534	2,344	4,335
Purchase obligations (2)(3)(4)	2,630	2,614	16	—	—

Total contractual obligations	$1,192,730	$67,046	$135,710	$135,432	$854,542

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of June 30, 2011, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as described in Note 5 to our consolidated financial statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors.

(3)	We are required to pay FDMS an annual processing fee through 2011 related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio. The minimum fee for 2011 will be at least 70% of such fee paid to FDMS in 2010, or at least $3.8 million.

(4)	We have agreed to utilize FDMS to process at least 75% of our consolidated transaction sales volume in any calendar year through 2011. The minimum commitments for such years are not calculable as of June 30, 2011, and are excluded from this table.
As of June 30, 2011, we expect to be able to fund our operations, capital expenditures and the contractual obligations above (other than the repayment at maturity of the aggregate principal amount of (i) term loans under our New Senior Secured Credit Facilities and (ii) our New Senior Notes) using our cash from operations. To the extent we are unable to fund our operations, capital expenditures and contractual obligations using cash from operations, we intend to use borrowings under our New Senior Secured Credit Facilities or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

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

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.
In addition to the effects of inflation described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Effects of Inflation,” the following is a description of additional market risks to which we may be exposed.
We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of June 30, 2011, we had $369.7 million of term loans outstanding, all of which was at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR rate above the floor would result in net additional annual interest expense on our outstanding borrowings as of June 30, 2011 of approximately $3.7 million.
We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4.	Controls and Procedures.
Evaluation of disclosure controls and procedures
An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2011.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Bruns v. E-Commerce Exchange Inc. (“ECX”), et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500) (the “Bruns Lawsuit”) and related case Truck Insurance Exchange v. E-Commerce Exchange, Inc. et al, Superior Court of Orange County, State of California, Civil Action No. 30-2010- 00340649 (the “TIC Declaratory Action”)

The Bruns Lawsuit and the related declaratory judgment action filed by Truck Insurance Exchange (“TIE”) against E-Commerce Exchange, Inc. (“ECX”) (the “TIC Declaratory Action”) were last updated in our Quarterly Report for the first quarter ended March 30, 2011, filed on Form 10-Q with the Securities and Exchange Commission on May 12, 2011. Since we last reported on this matter, supplemental briefing in the California Court of Appeals was completed and on August 2, 2011, oral argument was presented to the Appellate Court panel assigned to the case. The Appellate Court has ninety days from August 2, 2011, which is until October 31, 2011, to issue its opinion.

We continue to believe that the claims asserted against us in the Bruns Lawsuit are without merit, that the trial court properly granted our Motion for Mandatory Dismissal and properly granted judgment dismissing the lawsuit with prejudice. However, we cannot predict with any certainty how the California Court of Appeals might rule, nor can we predict with any certainty the likely outcome it may have on the lawsuit and the claims asserted against ECX. We intend to continue to vigorously defend ourselves in this matter. However, there can be no assurance that we will be successful or prevail in our defense, therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

We last reported in regards to the TIC Declaratory Action, that the parties were engaged in certain settlement discussions, that the Court had continued the hearing on TIE’s Motion for Summary Adjudication (the “MSA”) to June 16, 2011 and the Trial Date to August 1, 2011, along with all related trial date matters. Since we last reported, the parties have continued to engage in settlement discussions, the June 16, 2011 hearing on TIE’s MSA was taken off calendar, the August 1, 2011 Trial Date was vacated by the Court, and the Court set an order to show cause for dismissal, for August 16, 2011.

As of the date of this Quarterly Report the parties are continuing to pursue such settlement possibility but have not reached an understanding for terms of settlement. Although we intend to vigorously defend ourselves and we believe that we have meritorious defenses to assert to the claims, the ultimate outcome of the TIC Declaratory Action and the associated potential liability cannot be predicted with certainty and there can be no assurance that we will be successful or prevail in our defenses. Should TIE prevail on its MSA, or later at trial, ECX will be responsible for paying the costs and expenses incurred in defending the underlying Bruns Lawsuit, and in the event we are not successful and judgment is awarded against ECX in the underlying Bruns Lawsuit there will be no funds provided by insurance for payment of any judgment that may be awarded against our subsidiary, ECX, and therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

L. Green d/b/a Tisa’s Cakes v. Northern Leasing Systems, Inc., Online Data Corporation, and iPayment, Inc., United States District Court, Eastern District of New York, Case No. 09CV05679-RJD-SMG.
This matter was last updated in our Quarterly Report for the quarter ended March 30, 2011, filed on Form 10-Q with the SEC on May 12, 2011. As we previously reported, this matter relates to a purported class action lawsuit initially filed in December 2009 by plaintiff L. Green d/b/a Tisa’s Cakes in the U.S. District Court for the Eastern District of New York, naming us, and one of our subsidiaries, Online Data Corporation (“ODC”), and Northern Leasing Systems, Inc. (“NLS”) as defendants. As we previously reported, in October 2010 we filed a motion to dismiss count one (unjust enrichment) of plaintiff’s First Amended Class Action Complaint (“FAC”), plaintiff filed an opposition to our motion and the Court set June 29, 2011 as the hearing date for our motion to dismiss. On June 29, 2011, the hearing on our motion to dismiss was conducted, and on August 3, 2011, the Court issued an order denying our motion to dismiss the unjust enrichment claim. Our answer to the FAC must now be filed by August 19, 2011.
We intend to continue to vigorously defend ourselves against the claims asserted; however, at this time, the ultimate outcome of the lawsuit and our potential liability associated with the claims asserted against us cannot be predicted with any certainty and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Vericomm v. iPayment, Inc., et al., United States District Court, Central District of California, Case No. 2:2011-cv-00608-MMM-AGR
This matter was last updated in our Quarterly Report for the quarter ended March 30, 2011, filed on Form 10-Q with the SEC on May 12, 2011. As we previously reported, Vericomm, Inc. (“Vericomm”), one of our ISGs, filed a purported class action complaint (the “Complaint”) against us on January 20, 2011 in the District Court for the Central District of California, Western Division. On June 20, 2011 we filed a motion to dismiss the second, third, seventh, and eighth causes of action alleged in Vericomm’s Complaint, and to strike Vericomm’s request for attorneys’ fees under California Code of Civil Procedure section 1021.5. The Court set September 26, 2011 as the date for the hearing on our motion to dismiss and to strike, which is also the date set by the Court for a scheduling conference.
We intend to continue to vigorously defend ourselves against the claims asserted; however, at this time, the ultimate outcome of the lawsuit and our potential liability associated with the claims asserted against us cannot be predicted with any certainty, and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.
Certain risks associated with our business are discussed in our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the SEC on March 21, 2011, under the heading “Risk Factors Relating to Our Business” in Item 1A of that report. Except as set forth below, we do not believe there have been any material changes in these risks during the six months ended June 30, 2011.
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

Due to the refinancing of our debt that was completed in the second quarter of 2011, the risk factors included under the heading “Risks Relating to Our Indebtedness” in our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the SEC on March 21, 2011 should be replaced with the following risk factors.
Our substantial debt, and any funds we may distribute to Holdings to service its debt, could adversely affect our financial condition and prevent us from fulfilling our obligations to holders of the New Senior Notes.
As of June 30, 2011, we had approximately $769.7 million of total debt outstanding. Our substantial debt could adversely affect our financial condition and operating results and make it more difficult for us to satisfy our obligations with respect to holders of the New Senior Notes.
Our substantial debt, any new debt we may incur as described below and the resulting reduction in our available cash could also:
•	increase our vulnerability to adverse general economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund investments, capital expenditures, working capital and for other general corporate purposes;

•	limit our ability to make required payments under our debt agreements, including the indenture governing the New Senior Notes, or the Indenture, and the credit agreement governing our New Senior Secured Credit Facilities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to withstand competitive pressures;

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt than we have;

•	create a perception that we may not continue to support and develop certain products or services;

•	increase our exposure to rising interest rates because a portion of our debt is at variable interest rates; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.
In addition, we will be permitted to distribute funds to Holdings, our direct parent, to pay interest on Holdings’ Notes to the extent required to be paid in cash. For the first four years, at least 50% of the interest on Holdings’ Notes must be paid in cash, and thereafter, subject to limited exceptions, 100% of the interest on Holdings’ Notes generally must be paid in cash. The covenants in the indenture governing Holdings’ Notes generally require Holdings to pay interest in cash to the extent permitted by our debt agreements, including the Indenture. Holdings is a holding company with no material assets of its own, and we will serve as the primary source of funds for payments on its debt. Any funds we may distribute to Holdings to service its debt could increase the risks associated with our substantial debt, including making it more difficult for us to satisfy our obligations to holders of the New Senior Notes.
We may incur more debt, which could exacerbate the risks associated with our substantial leverage.
Subject to the limitations contained in the agreements governing our debt, we are able to incur significantly more debt in the future, including the ability to issue additional notes under the Indenture. Although these agreements restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications. For example, our New Senior Secured Credit Facilities provide for aggregate borrowings of up to $450 million, which are secured by liens on substantially all of our and Holdings’ assets. Furthermore, our New Senior Secured Credit Facilities and the Indenture permit us to incur significant additional debt, including additional secured debt that will be effectively senior to the New Senior Notes to the extent of the value of the collateral securing such debt. If we incur additional debt, the risks that we face as a result of our high leverage, including our possible inability to service our debt could increase.

We may not be able to generate sufficient cash flow from operations to meet our debt service obligations.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot be sure that any refinancing or sale of assets would be possible on commercially reasonable terms or at all. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our New Senior Secured Credit Facilities and the New Senior Notes. Any failure to make scheduled payments of interest and principal on our outstanding debt would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on commercially reasonable terms or at all and negatively impact the market value of the New Senior Notes. In addition, if we are unable to meet our debt service obligations under our New Senior Secured Credit Facilities or other indebtedness, the holders of such indebtedness would have the right to cause the entire principal amount of such indebtedness to become immediately due and payable. If the amounts outstanding under any of our debt instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders, including holders of the New Senior Notes.
Substantially all of our operations are conducted at the subsidiary level, which may materially adversely affect our ability to service our debt.
Our principal assets are the equity interests we hold, directly and indirectly, in our subsidiaries. Our subsidiaries are legally distinct from us and have no obligation to pay amounts due on our debt or to make funds available to us for such payment, other than through guarantees of our debt, which may be released under certain circumstances. Because most of our operations are conducted through our subsidiaries, our ability to service our debt depends upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds, by our subsidiaries to us. Although our New Senior Secured Credit Facilities and the Indenture limit the ability of our subsidiaries to enter into covenant restrictions on their ability to pay dividends and make other payments to us, these limitations are subject to a number of significant qualifications. If our subsidiaries do not have sufficient earnings or cannot distribute their earnings or other funds to us, our ability to service our debt may be materially adversely affected.
The Indenture, as well as other agreements governing our debt, include financial and other covenants that impose restrictions on our financial and business operations.
The Indenture and our New Senior Secured Credit Facilities contain negative covenants customary for such financings, such as limiting our and our restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional debt, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change our or their line of business, or enter into certain transactions with affiliates. Our New Senior Secured Credit Facilities have various financial and other covenants that require us to maintain minimum coverage ratios. We may also incur future debt obligations, which might subject us to additional restrictive covenants that could affect our financial and operational flexibility.
These covenants could adversely affect our ability to finance our future operations or capital needs, pursue available business opportunities or make payments on the New Senior Notes. Our ability to comply with these covenants may be subject to events outside our control. Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. If an event of default were to occur, the trustee under the Indenture or the lenders under our New Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We cannot provide assurance that we would have sufficient liquidity to repay or refinance the New Senior Notes or borrowings under our New Senior Secured Credit Facilities if such amounts were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the Indenture or our New Senior Secured Credit Facilities could also result in an event of default under other financing agreements.

Payment of principal and interest on the New Senior Notes will be effectively subordinated to our secured debt to the extent of the value of the assets securing that debt.
The New Senior Notes are not secured. Therefore, the New Senior Notes will be effectively subordinated to claims of our secured creditors, and the related guarantees will be effectively subordinated to the claims of the secured creditors of such guarantors. As of June 30, 2011, we have approximately $370 million of total secured debt outstanding and $75 million of additional capacity under the revolving portion of our New Senior Secured Credit Facilities. Holders of our secured obligations, including obligations under our New Senior Secured Credit Facilities, will have claims that are prior to claims of the holders of the New Senior Notes with respect to the assets securing those obligations. In the event of a liquidation, dissolution, reorganization, bankruptcy or any similar proceeding, our assets and those of the guarantors will be available to pay obligations on the New Senior Notes and the related guarantees only after holders of our secured debt have been paid in full from the proceeds of the assets securing such debt. Accordingly, there may not be sufficient funds remaining to pay amounts due on all or any of the New Senior Notes.
The New Senior Notes and related guarantees will be structurally subordinated to debt of our nonguarantor subsidiaries.
As of June 30, 2011, all of our subsidiaries were guarantors of the New Senior Notes. However, under certain circumstances, the guarantees of our subsidiaries may be released and our future subsidiaries may not be required to guarantee the New Senior Notes. The New Senior Notes will be structurally subordinated to all debt and other liabilities and commitments, including trade payables, of our subsidiaries that do not guarantee the New Senior Notes. We rely substantially upon distributions from our subsidiaries to meet our debt obligations, including our obligations with respect to the New Senior Notes. Any right of the holders of the New Senior Notes to participate in the assets of a nonguarantor subsidiary upon any liquidation or reorganization of the subsidiary will be subject to the prior claims of such subsidiary’s creditors.
We may be unable to repay or repurchase the New Senior Notes at maturity.
At maturity, the entire outstanding principal amount of the New Senior Notes, together with accrued and unpaid interest, will become due and payable. We may not have the funds to fulfill these obligations or the ability to refinance these obligations. If the maturity date occurs at a time when other arrangements prohibit us from repaying the New Senior Notes, we could try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. In these circumstances, if we cannot obtain such waivers or refinance these borrowings, we would be unable to repay the New Senior Notes.
Under certain circumstances, a court could cancel the New Senior Notes or void the related guarantees under fraudulent conveyance laws.
Our issuance of the New Senior Notes and the related guarantees may be subject to review under federal or state fraudulent transfer laws, in particular due to the Equity Redemption and because all of the net proceeds from the offering of Investors’ previously existing PIK toggle notes were distributed to Investors’ equity holders and a portion of the proceeds of the offering of the New Senior Notes was used to fund the Equity Redemption and to redeem and satisfy and discharge such PIK toggle notes. If we become a debtor in a case under the United States Bankruptcy Code or encounter other financial difficulty, a court might avoid (that is, cancel) our obligations under the New Senior Notes. The court might do so if it finds that when we issued the New Senior Notes and the related guarantees, (i) we or any guarantor of the New Senior Notes issued the New Senior Notes or incurred the guarantee, as applicable, with actual intent of hindering, delaying or defrauding creditors or (ii) we or any guarantor received less than reasonably equivalent value or fair consideration in return for either issuing the New Senior Notes or incurring the guarantee, as applicable, (which may be deemed to be zero, because we distributed a portion of the funds from the offering to Investors to fund the Equity Redemption and to redeem and satisfy and discharge Investors’ PIK toggle notes) and, in the case of (ii) only, one of the following is also true at the time thereof:
•	we or any guarantor were insolvent or rendered insolvent by reason of the issuance of the New Senior Notes or the incurrence of the guarantee, as applicable;

•	the issuance of the New Senior Notes or the incurrence of the guarantee left us or any guarantor, as applicable, with an unreasonably small amount of capital to carry on our or its business; or
•	we or any guarantor intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay such debts as they mature.
The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the governing law. Generally, however, an entity would be considered insolvent if:
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
For this analysis, “debts” include contingent and unliquidated debts. If a court avoided our obligations under the New Senior Notes and the obligations of all of the guarantors under their guarantees, holders of the New Senior Notes would cease to be our creditors or creditors of the guarantors and likely have no source from which to recover amounts due under the New Senior Notes. In addition, a court could avoid any payment by us or any guarantor pursuant to the New Senior Notes or a related guarantee, as the case may be, and require any payment to be returned to us or the guarantor, as the case may be, or to be paid to a fund for the benefit of our or the guarantor’s creditors. Further, the avoidance of the New Senior Notes could result in an event of default with respect to our other debt that could result in the acceleration of such debt. Even if the guarantee of a guarantor is not avoided as a fraudulent transfer, a court may subordinate the guarantee to that guarantor’s other debt. In that event, the guarantees would be structurally subordinated to all of that guarantor’s other debt. If the court were to avoid any guarantee, we cannot assure that funds would be available to pay the New Senior Notes from another guarantor or from any other source.
The guarantees of the New Senior Notes contain a provision intended to limit each guarantor’s liability to the maximum amount that it could incur without causing its guarantee to be a fraudulent transfer. However, this provision may automatically reduce one or more of the guarantor’s obligations to an amount that effectively makes the guarantee worthless and, in any case, this provision may not be effective to protect a guarantee from being avoided under fraudulent transfer laws.
Our unrestricted subsidiaries under the Indenture will not be subject to any of the covenants in the Indenture and will not guarantee the New Senior Notes, and we may not be able to rely on the cash flow or assets of those unrestricted subsidiaries to pay any of our debt, including the New Senior Notes.
Our unrestricted subsidiaries will not be subject to the covenants under the Indenture and will not guarantee the New Senior Notes. As of June 30, 2011, none of our subsidiaries were unrestricted subsidiaries. However, subject to compliance with the covenants contained in the Indenture, we will be permitted to designate our subsidiaries as unrestricted subsidiaries. If we designate a guarantor as an unrestricted subsidiary in accordance with the Indenture, the guarantee of the New Senior Notes by such guarantor will be released under the Indenture. The creditors of the unrestricted subsidiary and its subsidiaries will generally be entitled to payment of their claim from the assets of such unrestricted subsidiary and its subsidiaries before those assets would be available for distribution to us. In addition, our unrestricted subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments in respect of the New Senior Notes. Accordingly, we cannot assure you that the cash flow or assets of our unrestricted subsidiaries will be available to pay any of our debt, including the New Senior Notes.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the Indenture.
Upon the occurrence of a “change of control,” as defined in the Indenture, we must offer to buy back the New Senior Notes at a price equal to 101% of the principal amount of the New Senior Notes, together with any accrued and unpaid interest, if any, to the date of the repurchase. Our failure to purchase the New Senior Notes, or to give notice of the offer to repurchase the New Senior Notes, would be an event of default under the Indenture.
The definition of a change of control in the Indenture includes a phrase relating to the sale, conveyance, transfer or lease of “all or substantially all” of our assets. There is no precise established definition of the phrase “all or substantially all” and it will likely be interpreted under New York State law, which is the law that governs the Indenture, and will be dependent upon the particular facts and circumstances. As a result, there may be a degree of uncertainty in ascertaining whether a sale or disposition of “all or substantially all” of our capital stock or assets has occurred, in which case, the ability of a holder of the New Senior Notes to obtain the benefit of an offer to repurchase all or a portion of the New Senior Notes held by such holder may be impaired.
If a change of control occurs, it is possible that we may not have sufficient assets at the time of the change of control to make the required repurchase of notes or to satisfy all obligations under our other debt instruments. In order to satisfy our obligations, we could seek to refinance our debt or obtain a waiver from the other lenders or the holders of the New Senior Notes. We cannot assure you that we would be able to obtain a waiver or refinance our debt on terms acceptable to us, if at all. Our failure to pay the change of control purchase price when due constitutes an event of default under the Indenture and gives the holders of the New Senior Notes certain rights and remedies described in the Indenture. The same events constituting a change of control under the Indenture may also constitute an event of default under our New Senior Secured Credit Facilities and permit the lenders thereunder to accelerate any and all outstanding debt. If such debt is not paid, the lenders may enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the New Senior Notes and reducing the practical benefit to the holders of the New Senior Notes of the offer to purchase provisions of the Indenture.
The interests of our equity holders may not be aligned with the interests of the holders of the New Senior Notes.
All of our issued and outstanding equity interests are held indirectly by Investors. As of June 30, 2011, Mr. Grimstad, our Chairman and Chief Executive Officer, together with equity interests held by, in trust for or for the benefit of certain of his family members and other related entities, are deemed to collectively beneficially own all of the outstanding equity interests of iPayment. Messrs. Grimstad and Monaco are the sole members of iPayment’s board of directors, as well as the sole members of the board of directors of iPayment GP, LLC, the general partner of Investors.
Circumstances may occur in which the interests of Investors and its equity holders could be in conflict with the interests of the holders of the New Senior Notes. Moreover, Investors’ equity holders may have interests in their other respective investments that could also be in conflict with the interests of the holders of the New Senior Notes. In addition, Investors and its equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that could enhance their equity investment, even though such transactions might involve risks to holders of the New Senior Notes. For example, Investors and its equity holders may cause us to pursue a growth strategy (including acquisitions which are not accretive to earnings), which could impact our ability to make payments on the New Senior Notes and our New Senior Secured Credit Facilities or cause a change of control. To the extent permitted by the Indenture and our New Senior Secured Credit Facilities, Investors and its equity holders may cause us to pay dividends rather than make capital expenditures.
Changes in the financial and credit markets or in our credit ratings could adversely affect the market prices of the New Senior Notes and, if issued, the exchange notes.
The future market prices of our New Senior Notes and, if issued, the exchange notes (contemplated by the registration rights agreement entered into by the Company in connection with the offering of the New Senior Notes) will depend on a number of factors, including:
•	the prevailing interest rates being paid by companies similar to us;
•	our ratings with major credit rating agencies; and
•	the overall condition of the financial and credit markets.

The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Fluctuations in these factors have had adverse effects on the market prices of our debt instruments in the past, and further fluctuation may have adverse effects on the market prices of the New Senior Notes and the exchange notes in the future. In addition, credit rating agencies continually revise their ratings for companies that they follow, including us. We cannot be sure that any credit rating agencies that rate the New Senior Notes or the exchange notes will maintain their ratings on the New Senior Notes and the exchange notes. A negative change in our rating could have an adverse effect on the market prices of the New Senior Notes and the exchange notes.
Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the New Senior Notes and the exchange notes. The market for the New Senior Notes and the exchange notes may be subject to similar disruptions, which could adversely affect their value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None

Item 6.	Exhibits.
The exhibits to this Quarterly Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.
Date: August 15, 2011	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Mark C. Monaco
Mark C. Monaco
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Credit Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors and lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.2
Security Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.3
Pledge Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors’ party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on May 12, 2011.

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