Form 10-Q/A
period 2011-06-30
IPAYMENT INC
filed 2011-09-14
CIK 1140184

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

Large accelerated filer ☐	Non-accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Title of each class	Shares Outstanding at August 15, 2011
(Common stock, $0.01 par value)	100

PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
The sole purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of iPayment, Inc. (the “Company”) for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes thereto from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 as described above. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way the disclosures made in the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
PART II — OTHER INFORMATION

Item 6.	Exhibits.
EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed with, or incorporated by reference in, the Company’s Form 10-Q, filed with the SEC on August 15, 2011.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.
Date: September 14, 2011	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: September 14, 2011	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

3