Form 10-Q
period 2011-09-30
IPAYMENT INC; iPayment Holdings, Inc
filed 2011-11-14
CIK 1140184, 1364652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-177233-19 and 000-50280
iPayment Holdings, Inc.
iPayment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4777880
Delaware	62-1847043

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

40 Burton Hills Boulevard, Suite 415
Nashville, Tennessee	37215

(Address of principal executive offices)	(Zip Code)
Registrants’ telephone number, including area code: (615) 665-1858
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑
(Note: iPayment, Inc., as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934, but has been filing all reports required to be filed by those sections for the preceding 12 months.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

iPayment Holdings, Inc.	Yes ☐ No ☐
iPayment, Inc.	Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑

Title of each class	Shares Outstanding at November 14, 2011

iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2011 (Successor, unaudited) and December 31, 2010 (Predecessor, audited)	3

Unaudited Consolidated Statements of Operations of iPayment, Inc. for the three months ended September 30, 2011 (Successor) and 2010 (Predecessor), for the period from January 1, 2011 through May 23, 2011 (Predecessor), for the period from May 24, 2011 through September 30, 2011 (Successor) and for the nine months ended September 30, 2010 (Predecessor)	4

Unaudited Consolidated Statements of Operations of iPayment Holdings, Inc. for the three months ended September 30, 2011 (Successor) and 2010 (Predecessor), for the period from January 1, 2011 through May 23, 2011 (Predecessor), for the period from May 24, 2011 through September 30, 2011 (Successor) and for the nine months ended September 30, 2010 (Predecessor)	5

Unaudited Consolidated Statements of Cash Flows for the period from January 1, 2011 through May 23, 2011 (Predecessor), for the period from May 24, 2011 through September 30, 2011 (Successor) and for the nine months ended September 30, 2010 (Predecessor)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. (Removed and Reserved)	39

Item 5. Other Information	39

Item 6. Exhibits	39

SIGNATURES	40

EXHIBIT INDEX	41

Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS

	IPAYMENT, INC.		IPAYMENT HOLDINGS, INC.
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
(Dollars in thousands, except share data)	Successor	Predecessor	Successor	Predecessor
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$773	$1	$773	$1
Accounts receivable, net of allowance for doubtful accounts of $1,043 and $735 at September 30, 2011 and December 31, 2010, respectively	24,489	27,542	24,489	27,542
Income taxes receivable	1,823	—	3,262	—
Prepaid expenses and other current assets	1,929	1,191	1,929	1,191
Deferred tax assets	—	2,073	—	2,073

Total current assets	29,014	30,807	30,453	30,807

Restricted cash	549	556	549	556
Property and equipment, net	6,319	4,766	6,319	4,766
Merchant portfolios and other intangible assets, net of accumulated amortization of $24,102 and $177,600 at September 30, 2011 and December 31, 2010, respectively	274,013	156,734	274,013	156,734
Goodwill	683,560	527,978	684,268	527,978
Deferred tax assets, net	—	4,324	—	4,324
Other assets, net	25,883	10,464	28,994	10,464

Total assets	$1,019,338	$735,629	$1,024,596	$735,629

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,467	$3,265	$2,467	$3,265
Income taxes payable	—	11,818	—	11,818
Accrued interest	17,838	2,573	25,338	2,573
Accrued liabilities and other	15,569	17,060	15,569	17,060
Current portion of long-term debt	—	5,823	—	5,823

Total current liabilities	35,874	40,539	43,374	40,539

Deferred tax liabilities, net	44,862	—	44,862	—
Long-term debt	772,229	619,144	896,125	619,144
Other liabilities	2,520	3,505	2,520	3,505

Total liabilities	855,485	663,188	986,881	663,188

Commitments and contingencies (Note 9)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2011 and December 31, 2010	167,756	20,055	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 and 50,000 shares authorized, 4,875,000 and 20 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—	47,127	20,055
(Deficit) retained earnings	(3,903)	52,386	(9,412)	52,386

Total stockholder’s equity	163,853	72,441	37,715	72,441

Total liabilities and stockholder’s equity	$1,019,338	$735,629	$1,024,596	$735,629

See accompanying notes to consolidated financial statements.

IPAYMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period From		Nine
			May 24	January 1	Months
	Three Months Ended		through	through	Ended
	September 30,		September 30,	May 23,	September 30,
(Dollars in thousands)	2011	2010	2011	2011	2010
	Successor	Predecessor	Successor	Predecessor	Predecessor
Revenues	$181,003	$175,098	$258,522	$276,690	$518,571

Operating expenses:
Interchange	100,396	97,200	142,658	147,779	286,741
Other costs of services	66,049	54,069	92,153	88,474	160,270
Selling, general and administrative	3,848	3,766	5,576	6,736	10,157

Total operating expenses	170,293	155,035	240,387	242,989	457,168

Income from operations	10,710	20,063	18,135	33,701	61,403

Other expense:
Interest expense, net	16,503	11,477	23,740	15,578	34,296
Other expense, net	60	608	55	18,804	980

(Loss) income before income taxes	(5,853)	7,978	(5,660)	(681)	26,127

Income tax (benefit) provision	(2,232)	2,761	(2,158)	572	10,380

Net (loss) income	$(3,621)	$5,217	$(3,502)	$(1,253)	$15,747

See accompanying notes to consolidated financial statements.

IPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period From		Nine
			May 24	January 1	Months
	Three Months Ended		through	through	Ended
	September 30,		September 30,	May 23,	September 30,
(Dollars in thousands)	2011	2010	2011	2011	2010
	Successor	Predecessor	Successor	Predecessor	Predecessor
Revenues	$181,003	$175,098	$258,522	$276,690	$518,571

Operating expenses:
Interchange	100,396	97,200	142,658	147,779	286,741
Other costs of services	66,049	54,069	92,153	88,474	160,270
Selling, general and administrative	3,848	3,766	5,576	6,736	10,157

Total operating expenses	170,293	155,035	240,387	242,989	457,168

Income from operations	10,710	20,063	18,135	33,701	61,403

Other expense:
Interest expense, net	21,311	11,477	30,519	16,455	34,296
Other expense, net	60	608	55	18,804	980

(Loss) income before income taxes	(10,661)	7,978	(12,439)	(1,558)	26,127

Income tax (benefit) provision	(3,123)	2,761	(3,429)	403	10,380

Net (loss) income	$(7,538)	$5,217	$(9,010)	$(1,961)	$15,747

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	IPAYMENT, INC.			IPAYMENT HOLDINGS, INC.
	Period From			Period From
	May 24	January 1	Nine Months	May 24	January 1	Nine Months
	through	through	Ended	through	through	Ended
	September 30	May 23	September 30,	September 30	May 23	September 30,
(Dollars in thousands)	2011	2011	2010	2011	2011	2010
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor

Cash flows from operating activities
Net (loss) income	$(3,502)	$(1,253)	$15,747	$(9,010)	$(1,961)	$15,747
Adjustments to reconcile net (loss) income to net cash provided operating activities
Depreciation and amortization	25,000	16,441	30,476	25,000	16,441	30,476
Noncash interest expense and other	981	7,529	1,938	1,126	7,539	1,938
Loss on disposal of property and equipment	334	262	278	334	262	278
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	3,005	48	1,887	3,005	48	1,887
Prepaid expenses and other current assets	169	(457)	223	169	(457)	223
Other assets	(1,593)	(1,148)	(3,822)	(1,348)	(1,392)	(3,822)
Accounts payable and income taxes payable	(3,807)	(10,632)	(2,246)	(5,078)	(10,801)	(2,246)
Accrued interest	12,306	2,960	4,615	18,940	3,826	4,615
Accrued liabilities and other	(8,695)	6,219	(5,736)	(8,695)	6,219	(5,736)

Net cash provided by operating activities	24,198	19,969	43,360	24,443	19,724	43,360

Cash flows from investing activities
Change in restricted cash	7	—	23	7	—	23
Expenditures for property and equipment	(4,631)	(1,571)	(2,169)	(4,631)	(1,571)	(2,169)
Acquisitions of merchant portfolios	(24,300)	—	—	(24,300)	—	—
Payments for prepaid residual expenses	(1,014)	(539)	(4,865)	(1,014)	(539)	(4,865)

Net cash used in investing activities	(29,938)	(2,110)	(7,011)	(29,938)	(2,110)	(7,011)

Cash flows from financing activities
Net repayments on line of credit	6,000	(15,500)	(10,850)	6,000	(15,500)	(10,850)
Repayments of debt	(14,500)	(615,138)	(24,500)	(14,500)	(615,138)	(24,500)
Net dividends paid to parent company	(400)	(135,539)	(1,000)	(400)	(257,335)	(1,000)
Proceeds from issuance of long-term debt, net of discount	—	785,125	—	—	910,125	—
Debt issuance costs	(1,570)	(19,825)	—	(1,815)	(22,784)	—

Net cash used in financing activities	(10,470)	(877)	(36,350)	(10,715)	(632)	(36,350)

Net (decrease) increase in cash and cash equivalents	(16,210)	16,982	(1)	(16,210)	16,982	(1)
Cash and cash equivalents, beginning of period	16,983	1	2	16,983	1	2

Cash and cash equivalents, end of period	$773	$16,983	$1	$773	$16,983	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$294	$11,518	$11,897	$294	$11,518	$11,897
Cash paid during the period for interest	$10,453	$11,596	$27,743	$10,453	$11,596	$27,743

Non-cash increases in assets from redemption:
Intangible assets	$127,543	$—	$—	$127,543	$—	$—
Goodwill	$155,582	$—	$—	$156,289	$—	$—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(1) Organization, Business and Basis of Presentation
Organization
We are a provider of credit and debit card payment processing services to small merchants across the United States. We conduct all of our operations through our operating company, iPayment, Inc. (“iPayment”), and its subsidiaries. iPayment and its direct parent, iPayment Holdings, Inc. (“Holdings”), are incorporated in Delaware. Holdings is a holding company that does not have any operations or material assets other than the direct and indirect ownership of all of the capital stock of iPayment and its subsidiaries, respectively. All of the capital stock of Holdings is owned by iPayment Investors, L.P. (“Investors”). All of the partnership interests of Investors are controlled by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, and certain trusts and persons affiliated with him.
As discussed further in Note 2, on May 23, 2011, Investors and its general partner, iPayment GP, LLC (the “General Partner”), completed the redemption (the “Equity Redemption”) of all of the direct and indirect equity interests in Investors and the General Partner of (i) Gregory Daily, iPayment’s former Chairman and Chief Executive Officer and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in Investors. The Equity Redemption resulted in a change in control and accordingly has been accounted for as a business combination in accordance with ASC 805 “Business Combinations.”
As used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “the Company,” “our Company” or similar terms refer to iPayment Holdings, Inc. and its subsidiaries, unless otherwise stated or required by the context. The term “iPayment” refers to iPayment, Inc. and “Holdings” refers to iPayment Holdings, Inc., in each case, without their subsidiaries.
Business
Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services primarily through independent sales groups (“ISGs”) which are non-employee, external sales organizations and other third party resellers of our products and services. We also market our services directly to merchants through electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services in our main operating center in Westlake Village, California.
On May 6, 2011, iPayment entered into new senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of (i) a $375.0 million term facility and (ii) a $75.0 million revolving facility. The new revolving facility will mature on May 6, 2016, and the new term facility will mature on May 8, 2017. At the same time, iPayment issued $400.0 million in aggregate principal amount of 10.25% senior notes due 2018 (the “10.25% Notes”). Also on May 6, 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (the “15.00%/15.00% Notes”) and 125,000 warrants (the “Warrants”). The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis (after giving effect to the Warrants). The Senior Secured Credit Facilities, the 10.25% Notes and the 15.00%/15.00% Notes are discussed further in Note 5. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of Investors’ then existing paid-in-kind (“PIK”) toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fees and other related fees and expenses discussed further in Note 11. As a result of this refinancing and the Equity Redemption, we had significant outstanding long-term debt as of September 30, 2011.

In these notes to the consolidated financial statements, we refer to the entry into the Senior Secured Credit Facilities, the offer and sale of the 10.25% Notes and the Units, including the application of the net proceeds of the 10.25% Notes and the Units and borrowings under the Senior Secured Credit Facilities as described above, as the “Refinancing.”
The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5. If either iPayment or Holdings fails to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the 10.25% Notes and the 15.00%/15.00% Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of September 30, 2011, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.71 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of September 30, 2011, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.17 to 1.00 compared to the allowed minimum of 1.40 to 1.00.
Basis of Presentation
The accompanying consolidated financial statements of iPayment and Holdings have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the related periods. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated results of operations for any interim periods are not necessarily indicative of results to be expected for the full year.
As a result of the Equity Redemption, as further discussed in Note 2, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in these notes to the consolidated financial statements, the terms “third quarter of 2011” and “three months ended September 30, 2011” refer to the results of Successor entities for such period and the terms “first nine months of 2011” and “nine months ended September 30, 2011” refer to the combined results of the Predecessor and Successor entities for such period.
Use of Estimates
The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As a result of the change in control discussed in Note 2 and the application of ASC 805, we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets as of May 23, 2011. The results of this valuation are further discussed in Note 2 below.
Revenue and Cost Recognition
Substantially all of our revenues are generated from fees charged to merchants for payment processing services. We typically charge these merchants a bundled rate, primarily based upon each merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each transaction. We recognize discounts and other fees related to payment transactions at the time the merchant’s transactions are processed. Related interchange and assessment costs are also recognized at that time. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry compliance fees, ancillary products and fees for other miscellaneous services, such as handling chargebacks. We recognize revenues derived from service fees at the time the service is performed.

We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired from First Data Merchant Services Corporation (“FDMS”) are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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
Financial Instruments
ASC 820 “Fair Value Measurement and Disclosures” establishes a framework for measuring fair value and a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
We believe the carrying amounts of financial instruments at September 30, 2011 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of September 30, 2011. We estimate its fair value to be approximately $365.0 million, considering executed trades occurring around September 30, 2011. The carrying value of the term loan under the Senior Secured Credit Facilities, net of discount, was $358.7 million as of September 30, 2011. We estimate its fair value to be approximately $348.0 million, considering executed trades occurring around September 30, 2011. The carrying value of the 15.00%/ 15.00% Notes was $123.9 million as of September 30, 2011. We estimate its fair value to be approximately $117.4 million, considering executed trades occurring around September 30, 2011. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.
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

The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging.” Under ASC 815, we recognized all derivatives as either other assets or other liabilities, measured at fair value. As of September 30, 2011, the Company was not a party to any derivative financial instruments.
Under iPayment’s previously existing senior secured credit facilities, which were refinanced as of May 6, 2011, we were required to hedge at least 50% of the outstanding balance through May 10, 2008, and accordingly, we entered into interest rate swap agreements with a total notional amount of $260.0 million. These swap agreements expired on December 31, 2010, and our interest rate swap balance at that date was $0. ASC 815 also requires that any ineffectiveness in the hedging relationship, resulting from differences in the terms of the hedged item and the related derivative, be recognized in earnings each period. The underlying terms of our interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, were identical to those of the associated debt instruments and therefore the hedging relationship resulted in no material ineffectiveness. Accordingly, such derivative instruments were classified as cash flow hedges, and any changes in the fair value of the derivative instruments were previously included in accumulated other comprehensive income (loss) in our consolidated balance sheets.
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
We use an accelerated method of amortization over a 15-year period for purchased merchant processing portfolios. We believe that this method of amortization approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over estimated lives of 3 to 7 years. For the three months ended September 30, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $18.4 million. For the period from May 24 through September 30, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $24.1 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.5 million. For the three and nine months ended September 30, 2010, amortization expense related to our merchant processing portfolios and other intangible assets was $9.1 million and $28.8 million, respectively.
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current consolidated statements of operations and on a prospective basis until further evidence becomes apparent. As a result of the Equity Redemption, we appraised merchant processing portfolios as of May 23, 2011. There were no unfavorable trends identified in the attrition rates used for the three-month period ended September 30, 2011. Consequently, there were no related increases to amortization expense for these periods. Please refer to Note 2 for further discussion.
Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.
Our intangible assets are amortized over their estimated lives, except the “iPayment, Inc.” trade name, which was determined to have an indefinite life as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of the intangible asset to us, and we have no plans to cease using such name. We believe the trade name has an inherent value due to brand strength.

Common Stock
iPayment and Holdings have 100 and 4,875,000 shares of common stock, respectively, that are issued and outstanding at September 30, 2011. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful.
(2) Equity Redemption, Refinancing and Change in Control
In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles handed down a verdict in the amount of $300.0 million, plus punitive damages in the amount of $50.0 million, against Gregory Daily, iPayment’s former Chairman and Chief Executive Officer, in connection with litigation over Mr. Daily’s beneficial ownership in us. This lawsuit was brought against Mr. Daily individually and not in his previous capacities as the Chairman and Chief Executive Officer of iPayment. Neither iPayment, nor any other shareholders, officers, employees or directors were a party to this action. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. On April 8, 2010, the United States Bankruptcy Court for the Middle District of Tennessee ordered the appointment of a trustee (the “Daily Bankruptcy Trustee”) to administer the estate of Mr. Daily.
On April 12, 2011, Investors and the General Partner entered into a redemption agreement (the “Redemption Agreement”) with (i) Mr. Daily, (ii) the Daily Bankruptcy Trustee and (iii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in Investors (together with Mr. Daily and the Daily Bankruptcy Trustee, on behalf of the Daily bankruptcy estate, the “Daily Parties”). Pursuant to the Redemption Agreement, Investors and the General Partner agreed to redeem from the Daily Parties, and the Daily Parties agreed to transfer and surrender to Investors and the General Partner, as applicable, all of the equity interests of the Daily Parties in Investors and the General Partner, representing approximately 65.8% of the outstanding equity of Investors, for an aggregate price of $118.5 million. The interests redeemed pursuant to the Redemption Agreement constituted all of the direct and indirect equity interests of the Daily Parties in the Company.
On May 6, 2011, iPayment completed the offering of the 10.25% Notes and the closing of the Senior Secured Credit Facilities. Also on May 6, 2011, Holdings completed the offering of the Units. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under the iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fees and other related fees and expenses discussed in Note 11.
Upon the closing of the Equity Redemption, Mr. Daily resigned as a director and officer, as applicable, of the General Partner, Investors and each of Investors’ subsidiaries, including his former positions as iPayment’s Chairman and Chief Executive Officer. In connection with Mr. Daily’s resignation, Carl Grimstad became the new Chairman and Chief Executive Officer of iPayment and Mark Monaco, iPayment’s Chief Financial Officer, became a member of iPayment’s and Holdings’ boards of directors. The Redemption Agreement includes covenants on the part of Mr. Daily not to compete with iPayment and its affiliates for one year, and not to solicit employees, independent sales agents and independent sales organizations and merchants of iPayment and its affiliates for three years, in each case from May 23, 2011, the closing date of the Equity Redemption.
The description set forth above is intended to be a summary only, is not complete and is qualified in its entirety by reference to the full and complete terms contained in the Redemption Agreement, a copy of which is included as Exhibit 99.1 to iPayment’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2011, which is incorporated herein by reference.
In accordance with ASC 805, “Business Combinations” the Company determined that a change of control occurred as a result of the Equity Redemption requiring assets and liabilities to be recorded at fair value. As part of the purchase accounting for the Equity Redemption, approximately $683.6 million was assigned to goodwill and $270.2 million was assigned to merchant portfolios and other intangible assets of iPayment. Of the amount assigned to merchant portfolios and other intangible assets, $188.7 million related to merchant portfolios, $65.5 million related to a trade name for iPayment, $13.4 related to residual cash flow streams, and the remaining $2.6 million was primarily attributable to software development and other intangible assets. The aforementioned amounts resulted in increases over the historical basis prior to the Equity Redemption, of $155.6 million and $127.5 million in goodwill and merchant portfolios and other intangible assets, respectively.

As part of the purchase accounting for the Equity Redemption, approximately $684.3 million was assigned to goodwill and $270.2 million was assigned to merchant portfolio and other intangible assets of Holdings. The aforementioned amounts resulted in increases over the historical basis prior to the Equity Redemption, of $156.3 million and $127.5 million in goodwill and merchant portfolios and other intangible assets, respectively.
If the Equity Redemption had occurred on January 1, 2010, we would have recorded additional amortization expense on our merchant processing portfolios of approximately $13.5 million for the nine months ended September 30, 2010. If the Equity Redemption had occurred on January 1, 2011, we would have recorded additional amortization expense on our merchant processing portfolios of approximately $6.6 million for the nine months ended September 30, 2011.
(3) Acquisitions
There were no acquisitions of businesses during 2011 that were significant enough to require pro forma disclosure.
In June 2011, we entered into a purchase and sale agreement with a new ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $3.6 million in cash, which was funded at closing from borrowings under our revolving facility.
In August 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $2.5 million in cash, which was funded at closing from borrowings under our revolving facility.
In August 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $11.0 million in cash, which was funded at closing from borrowings under our revolving facility.
In September 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $7.2 million in cash, which was funded at closing from borrowings under our revolving facility.
(4) Other Intangibles
Payments for Prepaid Residual Expenses
During the first nine months of 2011, we made payments totaling $1.6 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives.
(5) Long-Term Debt

	As of September 30, 2011
(Dollars in thousands)	iPayment, Inc.	iPayment Holdings, Inc.
	(unaudited)	(unaudited)
Long term debt:
10.25% Notes	$400,000	$400,000
15.00%/15.00% Notes	—	125,000
Discount on 15.00%/15.00% Notes, net of amortization of $62	—	(1,104)
Senior secured credit facilities	374,000	374,000
Discount on Senior Secured Credit Facilities	(1,771)	(1,771)

Total long term debt	$772,229	$896,125

On May 6, 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 and Holdings completed an offering 125,000 Units, consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 and 125,000 of Warrants. iPayment also completed the closing of its $450.0 million Senior Secured Credit Facilities. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fees and other related fees and expenses discussed in Note 11.
10.25% Notes
The 10.25% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “10.25% Notes Indenture”), among the Company, each of the guarantors identified therein and Wilmington Trust FSB (predecessor to Wilmington Trust, National Association), as trustee (the “Trustee”). iPayment will pay interest on the 10.25% Notes in cash on November 15 and May 15 of each year at a rate of 10.25% per annum. Interest on the 10.25% Notes will accrue from and including the issue date of the 10.25% Notes, and the first interest payment date will be November 15, 2011. The 10.25% Notes will mature on May 15, 2018. The 10.25% Notes Indenture contains covenants that, among other things, restrict iPayment and its restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change its or their line of business, or enter into certain transactions with affiliates. The covenants in the 10.25% Notes Indenture generally permit iPayment to distribute funds to Holdings, iPayment’s direct parent, to make interest payments on the 15.00%/15.00% Notes to the extent required to be paid in cash by the terms of the indenture governing such notes and for certain other operating expenses of Holdings.
The 10.25% Notes Indenture also provides for customary events of default including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events.
Senior Secured Credit Facilities
iPayment also entered into a Credit Agreement, dated May 6, 2011 (the “Credit Agreement”), with Holdings, the subsidiaries of iPayment identified therein as guarantors, JPMorgan Chase Bank, N.A. and the other lenders party thereto. The Senior Secured Credit Facilities consist of (i) a six-year, $375.0 million term facility and (ii) a five-year, $75.0 million revolving facility, which includes a swing line loan facility and letter of credit facility and is available from time to time until the fifth anniversary of the closing date of the Senior Secured Credit Facilities (or in the case of the letter of credit facility, five business days prior to the fifth anniversary). The terms of the Senior Secured Credit Facilities give iPayment the ability, subject to certain conditions, to request an increase in the amount of the revolving facility in an aggregate amount of up to $25.0 million.
The interest rates under the Senior Secured Credit Facilities (other than in respect to swing line loans, which will accrue interest at the base rate described below) are calculated, at iPayment’s option, at either the Eurodollar rate (which is the higher of BBA LIBOR, and in respect of the term facility, 1.50%) or the base rate (which is the highest of JPMorgan Chase Bank, N.A.’s prime rate, the Federal Funds effective rate plus 0.50%, the one-month Eurodollar rate plus 1.00%, and in respect of the term facility, 2.50%) plus, in each case, the applicable margin which differs for the term facility and the revolving facility (and, which in the case of the revolving facility is subject to adjustment based on a pricing grid set forth in the Credit Agreement). Overdue principal, interest, fees and other amounts bear interest at a rate that is 2.00% above the rate then borne by such borrowing or the base rate in respect of the term facility, as applicable. iPayment also pays a quarterly commitment fee equal to 0.625% on the unused portion of the revolving facility which can decline to 0.375% of such unused portion based upon our consolidated leverage ratio as determined in accordance with the related pricing grid set forth in the Credit Agreement.
At September 30, 2011, iPayment had $358.7 million of term loans outstanding, net of discount of $1.8 million at a weighted average interest rate of 5.75% and $13.5 million of borrowings under its revolving facility.

The Credit Agreement contains certain customary covenants that, subject to certain exceptions, restrict iPayment and its subsidiaries’ ability to, among other things (i) declare dividends or redeem or repurchase equity interests by iPayment or its subsidiaries; (ii) prepay, redeem or purchase certain debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or modify specified debt and other material agreements; (vii) engage in mergers, acquisitions and asset sales; (viii) change accounting policies; (ix) become a general partner; (x) enter into speculative transactions; (xi) transact with affiliates; and (xii) engage in businesses that are not related to iPayment’s existing business. In addition, under the Credit Agreement, iPayment will be required to comply (subject to a right to cure in certain circumstances) with specified financial ratios and tests, including a minimum consolidated interest coverage ratio and a maximum senior secured leverage ratio.
In addition, the Credit Agreement contains certain customary affirmative covenants, including requirements for financials reports and other notices from iPayment.
Events of default, which are subject to grace periods and exceptions, as set forth in the Credit Agreement include, among others: (i) iPayment’s failure to pay principal or interest or any other amount when due under the Credit Agreement; (ii) any representation or warranty proving to have been materially incorrect; (iii) covenant defaults; (iv) judgment defaults; (v) customary ERISA defaults; (vi) invalidity of loan documents or impairment of collateral; (vii) events of bankruptcy; (viii) a change of control; (ix) cross-default to material debt; and (x) cancellation or termination of a material contract, in certain circumstances.
15.00%/15.00% Notes
The 15.00%/15.00% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “15.00%/15.00% Notes Indenture”), between Holdings and the Trustee. Interest on the 15.00%/15.00% Notes will accrue from and including the issue date of the 15.00%/15.00% Notes, and the first interest payment date will be November 15, 2011. The 15.00%/15.00% Notes will mature on November 15, 2018. For any interest period through and including May 15, 2015, Holdings may elect to pay interest on the 15.00%/15.00% Notes (i) entirely in cash (“cash interest”) or (ii) pay interest on 50% of the outstanding principal amount of the 15.00%/15.00% Notes in cash interest and on 50% of the outstanding principal amount of the 15.00%/ 15.00% Notes by increasing the principal amount of the outstanding 15.00%/15.00% Notes or by issuing additional 15.00%/15.00% Notes (“PIK interest”). Notwithstanding the foregoing, Holdings will pay cash interest on the 15.00%/15.00% Notes to the extent that iPayment would, on the date notice of such election is required to be made, be permitted pursuant to its debt agreements to pay a dividend or distribution to Holdings in an amount sufficient to pay such cash interest on the relevant interest payment date. After May 15, 2015, Holdings will pay cash interest on the 15.00%/15.00% Notes, subject to certain rights to pay partial PIK interest for up to two additional interest periods.
Cash interest and PIK interest each accrue at a rate of 15.00% per annum. If Holdings’ leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of PIK interest. The 15.00%/15.00% Notes will bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of PIK interest is made. Holdings must elect the form of interest payment with respect to each interest period not later than the beginning of each interest period. In the absence of such an election, Holdings will pay interest according to the election for the previous interest period. Interest for the first interest period will be paid 50% as cash interest and 50% as PIK interest.
The 15.00%/15.00% Notes Indenture contains covenants that, among other things, restrict Holdings and its restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change its or their line of business, or enter into certain transactions with affiliates. The 15.00%/15.00% Notes Indenture also provides for customary events of default including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events.

The 125,000 Units issued by Holdings on May 6, 2011, consists of $125.0 million in aggregate principal amount of 15.00%/15.00% Notes and Warrants to purchase 125,000 shares of common stock at $0.01 per share, subject to adjustment upon the occurrence of certain events described in the warrant agreement entered into by Holdings and Wilmington Trust, National Association (as successor to Wilmington Trust FSB) (the “Warrant Agreement”). The proceeds from the issuance of the Units were allocated between the 15.00%/15.00% Notes and the Warrants based on the relative fair value of the items. The fair value of the Warrants was computed using the following assumptions:

As of May 23, 2011
Common stock at fair market value	$9.43
Exercise Price	$0.01
Term	7.5 years
Volatility	42.68%
Risk-free interest rate	2.54%
Dividend yield	—
The total proceeds from the issuance of the Units was $121.8 million, net of issuance costs of $3.2 million. The valuation resulted in $1.2 million of the gross proceeds being allocated to the Warrants and accordingly, was recorded as a debt discount as of May 23, 2011. The Warrants will be exercisable during the period commencing at the opening of business on the Separation Date (as defined in the Warrant Agreement) and ending at 5:00 p.m., New York City time, on November 15, 2018. See Note 12 for further discussion of the separation of the 15.00%/15.00% Notes and the Warrants.
The descriptions set forth in this Note 5 are intended to be summaries only, are not complete and are qualified in their entirety by reference to the full and complete terms contained in the 10.25% Notes Indenture (including the form of the notes attached thereto), the 15.00%/15.00% Notes Indenture (including the form of the notes attached thereto), the Credit Agreement and the Warrant Agreement. Copies of the 10.25% Notes Indenture and the Credit Agreement are included as Exhibits 4.1 and 10.1, respectively, to iPayment’s Current Report on Form 8-K filed with the SEC on May 12, 2011, and copies of the 15.00%/15.00% Notes Indenture and the Warrant Agreement are included as Exhibits 4.3 and 10.29, respectively, to the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, which, in each case, are incorporated herein by reference.
iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities of $10.3 million and net capitalized debt issuance costs related to the 10.25% Notes of $9.7 million as of September 30, 2011. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $3.1 million and debt discount related to the Warrants of $1.1 million as of September 30, 2011.
These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.
Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities and the 10.25% Notes were $0.5 million and $0.4 million, respectively, for the period from May 24 through September 30, 2011. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was less than $0.1 million for the period from May 24 through September 30, 2011. Amortization expense of iPayment and its consolidated subsidiaries related to iPayment’s previously existing senior secured credit facilities and senior subordinated notes were $0.4 million and $0.4 million, respectively, for the period from January 1 through May 23, 2011. Amortization expense of Holdings and its consolidated subsidiaries related to the 15.00%/15.00% Notes were $0.1 million and $0.1 million for the period from April 1 through May 23, 2011 and January 1 through May 23, 2011, respectively. The remaining unamortized balance of debt issuance costs related to iPayment’s previously existing senior secured credit facilities and senior subordinated notes, as well as the remaining unamortized net discount on iPayment’s senior subordinated notes in the amount of $2.2 million, $3.3 million and $1.0 million, respectively, were written off to other expense as a result of the Refinancing.
(6) Segment Information and Geographical Information
We consider our business activities to be in a single reporting segment as we derive greater than 90% of our revenue and results of operations from processing revenues and other fees from card-based payments. No single merchant accounted for more than 3% of our revenue during the third quarter of 2011. Substantially all revenues are generated in the United States.

(7) Income Taxes
We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. As of September 30, 2011, we have income taxes receivable of $1.8 million and $3.3 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively.
We have an income tax benefit of $2.2 million and $3.1 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, during the three months ended September 30, 2011, in each case, compared to income tax expense of $2.8 million during the same period in 2010, due to a taxable loss during the third quarter of 2011. iPayment and its consolidated subsidiaries’ effective income tax rate decreased to 38.4% for the third quarter of 2011, compared to 40.7% for the same period in 2010, as a result of a partial release of the valuation allowance due to the utilization of net operating losses in the 2010 state income tax returns. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 29.4% for the same period in 2011, compared to 40.7% for the third quarter of 2010, as we are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, a portion of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.
We have an income tax benefit of $1.6 million and $3.0 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, during the first nine months of 2011, in each case, compared to income tax expense of $10.4 million during the same period in 2010, primarily due to taxable losses during 2011 as well as from tax benefits totaling approximately $6.3 million that were obtained during the second quarter of 2011 from non-recurring expenses incurred related to the write off of the unamortized balance of debt issuance costs and a payment made for strategic advisory fees, a majority of which are deductible for tax purposes. iPayment and its consolidated subsidiaries’ effective income tax rate decreased to 25.0% for the first nine months of 2011, compared to 39.7% for the same period in 2010, as a result of the aforementioned tax benefits as well as from a partial release of the valuation allowance due to the utilization of net operating losses in the 2010 state income tax returns. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 21.6% for the first nine months of 2011, compared to 39.7% for the same period in 2010, as we are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, a portion of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.
During the first nine months of 2011 and 2010, we accrued approximately $0.1 million of interest related to our uncertain tax positions. As of September 30, 2011, our liabilities for unrecognized tax benefits totaled $2.4 million and are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheets at September 30, 2011 was approximately $0.3 million.
We file federal income tax returns and various state income tax returns. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years through 2005.
At September 30, 2011, we had approximately $1.4 million of federal net operating loss carry-forwards that will be available to offset regular taxable income through 2018, subject to annual limitations of up to $0.2 million per year. We had state net operating loss carry-forwards of approximately $30.3 million as of December 31, 2010.
(8) Comprehensive Income (Loss)
Comprehensive income (loss) includes our net income (loss) plus the net-of-tax impact of fair value changes in our interest rate swap agreements, which expired on December 31, 2010. Comprehensive income for the three months ended September 30, 2010 was $7.0 million, including $5.2 million of net income and $1.8 million of other comprehensive income (“OCI”). OCI is comprised of changes in fair value, net of tax, on our swap agreements. Accordingly, there was no OCI during 2011.
Comprehensive income for the nine-month period ended September 30, 2010 was $21.2 million, including $15.7 million of net income and $5.5 million of OCI. As discussed in Note 1, the Company was not a party to any derivative financial instrument as of September 30, 2011.
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

(10) Recent Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which updates Topic 220: Comprehensive Income. The FASB’s objective in updating this area of the codification is to increase comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update requires all non-owner changes in stockholder’s equity to be presented in either a single continuous statement of comprehensive income, or in two separate but consecutive statements. The provisions of this update are effective for interim and annual periods beginning after December 15, 2011.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). The changes to GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of operations and balance sheets.
(11) Related Party Transactions
At June 30, 2011, iPayment and its consolidated subsidiaries had a receivable of $0.4 million due from Investors that was included in iPayment’s consolidated balance sheets within accounts receivable. Beginning in 2009, we have funded certain expenses of Investors. Our initial accounting was to treat this funding as an inter-company receivable. In August 2010, the board of directors of iPayment (the “Board”) declared a $1.0 million dividend to Investors to cover operating costs. The dividend was required by Investors to cover certain operating and legal costs, including reimbursement to us of certain costs previously paid for by us on behalf of Investors. Subsequent to the dividend payment, Investors settled $1.0 million of the intercompany receivable outstanding at that time. In September 2011, iPayment declared another dividend in the amount of $0.4 million to Investors for other operating costs with which Investors subsequently settled $0.4 million of the outstanding intercompany receivable at that time. This amount was settled through an additional dividend to Investors, including reimbursement to us in full.
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
In 2010, iPayment and the financial services firm Perella Weinberg Partners LP (“Perella Weinberg”) entered into an engagement letter providing for Perella Weinberg to act as our financial advisor in connection with a potential change of control or similar transaction involving the Company. In March 2010, Adearo Holdings, LLC (“Adearo”), an entity majority owned and controlled by Mark Monaco, entered into a consulting agreement with Perella Weinberg. Mr. Monaco became Chief Financial Officer of iPayment in October 2010 and a member of the boards of directors of iPayment and Holdings following the Refinancing. When the Equity Redemption was consummated, we paid to Perella Weinberg a transaction fee of approximately $7.5 million pursuant to such engagement letter and, following such payment, Perella Weinberg made a payment of $1.0 million to Adearo pursuant to the consulting agreement described above.

(12) Subsequent Events
Separation of 15.00%/15.00% Notes and Warrants
In accordance with the terms of the Warrant Agreement, the 15.00%/15.00% Notes and the Warrants separated on November 2, 2011, which is 180 days after the issue date of the Units. The Warrants are exercisable as of the opening of business on such date until 5:00 p.m., New York City time, on November 15, 2018. Each Warrant not exercised during such period will become void and all rights thereunder and all rights in respect thereof under the Warrant Agreement will cease as of such time.
Adoption of Deferred Compensation Plans
On November 7, 2011, the Board approved the iPayment Deferred Compensation Plan and the iPayment Executive Retention Plan (each, a “Plan” and collectively, the “Plans”). Each Plan is a nonqualified, unfunded plan intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. Each Plan will be effective January 1, 2012. See “Other Information” for a more detailed description of the Plans.
Approval of Compensation of Members of the Board
The Company previously announced in iPayment’s Current Report on Form 8-K filed with the SEC on September 2, 2011 that it expected to pay members of the Board an annual retainer of $50,000. On November 7, 2011, the Board resolved that, effective October 1, 2011, each member of the Board will receive such retainer, payable quarterly in the amount of $12,500 per quarter. Such compensation will be paid to each member of the Board at the end of each quarter in which such member is serving on the Board, and will be the total compensation paid to each member for the member’s service on (i) the Board and (ii) the board of directors of any subsidiary or affiliate of iPayment, if any.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this Quarterly Report, the terms “we,” “us,” “our,” “the Company,” “our Company” or similar terms refer to iPayment Holdings, Inc. and its subsidiaries, unless otherwise stated or required by the context. The term “iPayment” refers to iPayment, Inc. and “Holdings” refers to iPayment Holdings, Inc., in each case, without their subsidiaries.
This section includes financial information for Holdings and iPayment and, in each case, their respective subsidiaries. Except as otherwise indicated, the results of operations of Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries are the same.
Forward-Looking Statements May Prove Inaccurate
This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in iPayment’s Annual Report on Form 10-K filed with the SEC on March 21, 2011. These factors could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry dynamics, economic conditions, regulatory environment, financial condition, debt compliance, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Executive Overview
We are a leading provider of credit and debit card payment processing services to small merchants across the United States. During September 2011, we generated revenue from approximately 195,000 small merchants located across the United States. Of these merchants, approximately 135,000 were active merchants that had each processed at least one Visa or MasterCard transaction in that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services primarily through independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers. We also market our services directly to merchants through electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, in our main operating center in Westlake Village, California.
Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume decreased 0.3% to $17,064 million for the nine months ended September 30, 2011 from $17,112 million for the nine months ended September 30, 2010. This decline in charge volume was due primarily to a lower number of transactions per merchant in 2011 compared to 2010. However, our revenues increased $16.6 million or 3.2% to $535.2 million in the first nine months of 2011 from $518.6 million in the same period in 2010. Our net revenue increased 5.1% to $208.0 million for the nine months ended September 30, 2011 from $198.0 million during the same period in 2010. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Revenues increased primarily due to an increase in other revenues. Income from operations decreased 15.6% to $51.8 million for the nine months ended September 30, 2011 from $61.4 million for the nine months ended September 30, 2010. Loss before income taxes was $6.3 million for the nine months ended September 30, 2011, compared with $26.1 million of income before income taxes in the same period in 2010. Loss before income taxes for the nine months ended September 30, 2011 is net of expenses totaling $18.7 million related to the Refinancing (defined below) and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for early redemption of iPayment’s senior subordinated notes and $7.5 million of strategic advisory fees discussed in Note 11 to the consolidated financial statements. Excluding these items, income before income taxes would have been approximately $12.4 million for the nine months ended September 30, 2011.

On May 6, 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of the 10.25% Senior Notes (the “10.25% Notes”) and the closing of its new senior secured credit facilities consisting of (i) a $375.0 million term facility and (ii) a $75.0 million revolving facility, with the ability to request an increase of $25.0 million in the amount of revolving loans (the “Senior Secured Credit Facilities”). Also on May 6, 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes (the “15.00%/15.00% Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis (after giving effect to the Warrants).
The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of Investors’ then existing paid-in-kind (“PIK”) toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to complete the redemption (the “Equity Redemption”) on May 23, 2011 of all of the direct and indirect equity interests in iPayment Investors, LP (“Investors”) and iPayment GP, LLC (the “General Partner”) of (i) Gregory Daily, iPayment’s former Chairman and Chief Executive Officer and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in Investors, including payment of the transaction fee discussed in Note 11 to the consolidated financial statements and other related fees and expenses.
In this Quarterly Report, we refer to the entry into the Senior Secured Credit Facilities, the offer and sale of the 10.25% Notes and the Units, including the application of the net proceeds of the 10.25% Notes and the Units and borrowings under the Senior Secured Credit Facilities as described above, as the “Refinancing.” We refer to the 10.25% Notes and the 15.00%/15.00% Notes collectively as the “Notes.”
As a result of the Equity Redemption, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in this Quarterly Report, the terms “first nine months of 2011” and “nine months ended September 30, 2011” refer to the combined results of the Predecessor and Successor entities for such period.
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.
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
We engage, on a regular basis, an independent third party to aid management in determining the fair value of our goodwill. We also periodically evaluate the carrying value of long-lived assets in relation to the respective projected future undiscounted cash flows to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and their fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss.

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
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used exists. In reviewing the current attrition rate trends, we consider relevant benchmarks such as merchant processing volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense would better approximate the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in our current consolidated statements of operations and on a prospective basis until further evidence becomes apparent.
As a result of the Equity Redemption, we have determined the fair value of our intangible assets and goodwill in accordance with ASC 805, and we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets as of May 23, 2011.
Revenue and Cost Recognition. Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon each merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions due to the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, technology fees, and fees for ancillary products and other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. Related interchange and assessment costs are also recognized at that time. We recognize revenues derived from service fees at the time the service is performed.
We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired from First Data Merchant Services Corporation (“FDMS”) are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
The most significant component of operating expenses is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are primarily based on transaction processing volume, except in the case of regulated debit transactions where they are based primarily on a per transaction basis, and are recognized at the time transactions are processed.
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
Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At September 30, 2011 and December 31, 2010, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.1 million and $1.4 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at September 30, 2011 and December 31, 2010.
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

Results of Operations:
The results of operations for the nine months ended September 30, 2011 are the combined results of the Predecessor and Successor entities. We have presented the combination of these periods to facilitate comparison of operations. Please refer to our unaudited consolidated statements of operations and related notes thereto for a separate presentation of the results for the Predecessor and Successor periods in accordance with GAAP.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Note: changes are highlighted in yellow.

	Three months ended September 30,				Change
(Dollars in thousands, except percentages)	2011	% of Total Revenue	2010	% of Total Revenue	Amount	%
	Successor		Predecessor
Revenues	$181,003	100.0%	$175,098	100.0%	$5,905	3.4
Operating Expenses
Interchange	100,396	55.5	97,200	55.5	3,196	3.3
Other costs of services	66,049	36.5	54,064	30.9	11,985	22.2
Selling, general and administrative	3,848	2.1	3,771	2.2	77	2.0

Total operating expenses	170,293	94.1	155,035	88.5	15,258	9.8

Income from operations	10,710	5.9	20,063	11.5	(9,353)	(46.6)
Other expense
Interest expense, net(1)	16,503	9.1	11,477	6.6	5,026	43.8
Other expense, net	60	0.0	608	0.3	(548)	(90.1)

Total other expense(2)	16,563	9.1	12,085	6.9	4,478	37.1

(Loss) income before income taxes	(5,853)	(3.2)	7,978	4.6	(13,831)	(173.4)
Income tax (benefit) provision (3)	(2,232)	(1.2)	2,761	1.6	(4,993)	(180.8)

Net(loss) income (4)	$(3,621)	(2.0)	$5,217	3.0	$(8,838)	(169.4)

(1)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2011 is $21.3 million.

(2)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2011 is $21.4 million.

(3)	Income tax benefit of Holdings and its consolidated subsidiaries for the three months ended September 30, 2011 is $3.1 million.

(4)	Net loss of Holdings and its consolidated subsidiaries for the three months ended September 30, 2011 is $7.5 million.
Revenues. Revenues increased 3.4% to $181.0 million in the third quarter of 2011 from $175.1 million during the same period in 2010. The increase in revenues was due to an increase in other revenues and increases in merchant processing revenues, partially attributable to portfolio acquisitions. Our merchant processing volume, which represents the total value of transactions processed by us, increased 2.7% to $5,872 million during the third quarter of 2011 from $5,718 million during the same period in 2010, due to a slightly larger average number of merchants and a higher number of transactions processed during the quarter. The number of transactions increased 1.6% to 87.9 million in the third quarter of 2011 from 86.5 million during the same period in 2010.
Interchange Expenses. Interchange expenses increased 3.3% to $100.4 million in the third quarter of 2011 from $97.2 million during the same period in 2010. Interchange expenses increased due to an increase in merchant processing volume and an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services increased 22.2% to $66.0 million in the third quarter of 2011 from $54.1 million during the same period in 2010. The increase in other costs of services was primarily due to higher sales expenses, network fees related to the increased merchant processing volume and depreciation and amortization as a result of the application of ASC 805.
Selling, General and Administrative. Selling, general and administrative expenses increased 2.0% to $3.85 million in the third quarter of 2011 from $3.77 million during the same period in 2010.

Other Expense. Total other expense increased $4.5 million for iPayment and its consolidated subsidiaries and $9.3 million for Holdings and its consolidated subsidiaries in the third quarter of 2011, in each case, from $12.1 million during the same period in 2010. Interest expense, the primary component of total other expense, increased $5.0 million for iPayment and $9.8 million for Holdings in the third quarter of 2011 from $11.5 million for iPayment and $11.5 million for Holdings during the same period in 2010, largely due to a higher average debt balance as a result of the Refinancing as well as higher weighted average interest rates.
Income Tax. Income tax benefit was $2.2 million and $3.1 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, in the third quarter of 2011, in each case, compared to income tax expense of $2.8 million during the same period in 2010, due to a taxable loss during the third quarter of 2011. iPayment and its consolidated subsidiaries’ effective income tax rate decreased to 38.4% for the third quarter of 2011, compared to 40.7% for the same period in 2010, as a result of a partial release of the valuation allowance due to the utilization of net operating losses in the 2010 state income tax returns. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 29.4% for the third quarter of 2011, compared to 40.7% for the same period in 2010, as we are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% exchange notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, a portion of the interest expense under the 15.00%/15.00% exchange notes is non-deductible by Holdings.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine months ended September 30,
		% of Total		% of Total	Change
(Dollars in thousands, except percentages)	2011	Revenue	2010	Revenue	Amount	%
	Combined		Predecessor
Revenues	$535,212	100.0%	$518,571	100.0%	$16,641	3.2
Operating Expenses
Interchange	290,437	54.3	286,741	55.3	3,696	1.3
Other costs of services	180,627	33.7	160,270	30.9	20,357	12.7
Selling, general and administrative	12,312	2.3	10,157	2.0	2,155	21.2

Total operating expenses	483,376	90.3	457,168	88.2	26,208	5.7

Income from operations	51,836	9.7	61,403	11.8	(9,567)	(15.6)
Other expense
Interest expense, net(1)	39,318	7.4	34,296	6.6	5,022	14.6
Other expense, net	18,859	3.5	980	0.2	17,879	1,824.3

Total other expense(2)	58,177	10.9	35,276	6.8	22,901	64.9

(Loss) income before income taxes	(6,341)	(1.2)	26,127	5.0	(32,468)	(124.3)
Income tax (benefit) provision (3)	(1,586)	(0.3)	10,380	2.0	(11,966)	(115.3)

Net (loss) income(4)	$(4,755)	(0.9)	$15,747	3.0	$(20,502)	(130.2)

(1)	Net interest expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2011 is $47.0 million.

(2)	Total other expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2011 is $65.8 million.

(3)	Income tax benefit of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2011 is $3.0 million.

(4)	Net loss of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2011 is $11.0 million.
Revenues. Revenues increased 3.2% to $535.2 million in the first nine months of 2011 from $518.6 million during the same period in 2010. The increase in revenues was largely due to an increase in other revenues and increases in merchant processing revenue, partially attributable to portfolio acquisitions. Merchant processing volume, which represents the total value of transactions processed by us, declined slightly by 0.3%, to $17,064 million during the first nine months of 2011 from $17,111 million during the same period in 2010. Despite a larger average merchant base and a higher number of transactions processed during the third quarter, the total number of transactions for the first nine months of 2011 decreased by 1.1% compared to the same period in 2010, reflecting a smaller average merchant size.
Interchange Expenses. Interchange expenses increased 1.3% to $290.4 million in the first nine months of 2011 from $286.7 million during the same period in 2010. Despite a decrease in merchant processing volume, interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services increased 12.7% to $180.6 million in the first nine months of 2011 from $160.3 million during the same period in 2010. The increase in other costs of services was primarily due to higher sales expenses, network fees and depreciation and amortization as a result of the application of ASC 805.
Selling, General and Administrative. Selling, general and administrative expenses increased 21.2% to $12.3 million in the first nine months of 2011 as compared to $10.2 million during the same period in 2010. The increase was due primarily to increased compensation expense for the first nine months of 2011 compared to the same period in 2010.
Other Expense. Other expense increased $22.9 million for iPayment and its consolidated subsidiaries and $30.6 million for Holdings and its consolidated subsidiaries in the first nine months of 2011, in each case, from $35.3 million during the same period in 2010. Other expense for iPayment and its consolidated subsidiaries in 2011 primarily consisted of $18.7 million of expenses related to the Refinancing, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for iPayment’s previously existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for the redemption of all of its senior subordinated notes in connection with the Refinancing and $7.5 million of strategic advisory fees discussed in Note 11 to the consolidated financial statements. Interest expense, the primary component of total other expense, increased $5.0 million for iPayment and its consolidated subsidiaries and $12.7 million for Holdings and its consolidated subsidiaries in the first nine months of 2011 from $34.3 million for iPayment and its consolidated subsidiaries and $34.3 million for Holdings and its consolidated subsidiaries during the same period in 2010, largely due to a higher average debt balance as a result of the Refinancing as well as a higher weighted average interest rate.

Income Tax. Income tax benefit was $1.6 million and $3.0 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, during the first nine months of 2011, in each case, compared to income tax expense of $10.4 million during the same period in 2010, primarily due to taxable losses during 2011 as well as from tax benefits totaling approximately $6.3 million that were obtained during the second quarter of 2011 from non-recurring expenses incurred related to the write off of the unamortized balance of debt issuance costs and a payment made for strategic advisory fees, a majority of which are deductible for tax purposes. iPayment and its consolidated subsidiaries’ effective income tax rate decreased to 25.0% for the first nine months of 2011, compared to 39.7% for the same period in 2010, as a result of the aforementioned tax benefits as well as from a partial release of the valuation allowance due to the utilization of net operating losses in the 2010 state income tax returns. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 21.6% for the first nine months of 2011, compared to 39.7% for the same period in 2010, as we are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, a portion of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.
Liquidity and Capital Resources
As of September 30, 2011 and December 31, 2010 we had cash and cash equivalents of $0.8 million and less than $0.1 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of September 30, 2011, iPayment and its consolidated subsidiaries had a net deficit (current liabilities in excess of current assets) of $6.9 million compared to a net deficit of $9.7 million as of December 31, 2010. The working capital increase resulted primarily from a reduction in income taxes payable of $11.8 million, increase in income taxes receivable of $1.8 million, $5.8 million of paydowns on the current portion of our long term debt, a reduction in accounts payable of $0.8 million, and a reduction in accrued liabilities and other of $1.5 million, offset by an increase in accrued interest of $15.3 million. As of September 30, 2011, Holdings and its consolidated subsidiaries had a net deficit (current liabilities in excess of current assets) of $12.9 million compared to a net deficit of $9.7 million as of December 31, 2010. The working capital decrease resulted primarily from a reduction in income taxes payable of $11.8 million, an increase in income taxes receivable of $3.3 million, $5.8 million of paydowns on the current portion of our long term debt, a reduction in accounts payable of $0.8 million, and a reduction in accrued liabilities and other of $1.5 million, offset by an increase in accrued interest of $22.8 million
We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.
We have significant outstanding long-term debt as of September 30, 2011. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of September 30, 2011, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.71 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of September 30, 2011, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.17 to 1.00 compared to the allowed minimum of 1.40 to 1.00.
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
Operating activities
Net cash provided by iPayment and its consolidated subsidiaries’ operating activities was $44.2 million during the first nine months of 2011, consisting of a net loss of $4.8 million adjusted by depreciation and amortization of $41.4 million, non-cash interest expense and other of $8.5 million, loss on disposal of property and equipment of $0.6 million, and a net unfavorable change in operating assets and liabilities of $1.6 million primarily due to decreases in accounts payable and income taxes payable offset by an increase in accrued interest.

Net cash provided by Holdings and its consolidated subsidiaries’ operating activities was $44.2 million during the first nine months of 2011, consisting of a net loss of $11.0 million adjusted by depreciation and amortization of $41.4 million, non-cash interest expense and other of $8.7 million, loss on disposal of property and equipment of $0.6 million, and a net favorable change in operating assets and liabilities of $4.4 million primarily due to an increase in accrued interest offset by decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011.
Net cash provided by operating activities was $43.4 million during the first nine months of 2010, consisting of net income of $15.7 million adjusted by depreciation and amortization of $30.5 million, non-cash interest expense and other items of $1.9 million and a net unfavorable change in working capital of $5.1 million primarily of payments of accrued bonuses, decreases in accounts payable and income taxes payable offset by a decrease in accounts receivable.
Investing activities
Net cash used in investing activities was $32.0 million during the first nine months of 2011. Net cash used in investing activities consisted of $6.2 million of property and equipment expenditures, $24.3 million for acquisitions of merchant portfolios, and $1.6 million for payments for contract modifications for prepaid residual expenses and other intangible assets.
Net cash used in investing activities was $7.0 million during the first nine months of 2010. Net cash used in investing activities consisted of $4.9 million of payments for contract modifications for prepaid residual expenses and $2.2 million of capital expenditures.
Financing activities
Net cash used in iPayment and its consolidated subsidiaries’ financing activities was $11.3 million during the first nine months of 2011, consisting of proceeds from the issuance of long term debt of $785.1 million, net of discount, related to the Senior Secured Credit Facilities and the 10.25% Notes, $21.4 million of debt issuance costs related to the refinancing, $135.6 million paid as a dividend to Holdings in connection with the consummation of the Equity Redemption and $0.4 million paid as a dividend to Investors, $629.6 million of net repayments on our senior secured credit facilities and previously existing senior subordinated notes, of which $615.1 million was paid under iPayment’s previously existing senior secured credit facilities and previously existing senior subordinated notes and $14.5 million under the Senior Secured Credit Facilities, and $9.5 million of net repayments under our revolving facility.
Net cash used in Holdings and its consolidated subsidiaries’ financing activities was $11.3 million during the first nine months of 2011, consisting of net proceeds from the issuance of long term debt of $910.1 million, net of discount, related to the Senior Secured Credit Facilities, its 10.25% Notes and, the 15.00%/15.00% Notes, $22.8 million of debt issuance costs related to the refinancing, $257.3 million paid as a dividend in connection with the consummation of the Equity Redemption and $0.4 million paid as a dividend to Investors, $629.6 million of net repayments on our senior secured credit facilities and previously existing senior subordinated notes, of which $615.1 million was paid under iPayment’s previously existing senior secured credit facilities and previously existing senior subordinated notes and $14.5 million under the Senior Secured Credit Facilities, and $9.5 million of net repayments under our revolving facility.
Net cash used in financing activities was $36.4 million during the first nine months of 2010, consisting of net repayments under our previously existing senior secured credit facilities of $35.4 million and $1.0 million dividends paid to our parent company, Investors.
See Notes 2 and 5 to the consolidated financial statements for further detail regarding the Company’s long-term debt and the Refinancing and other transactions that closed during the second quarter of 2011.
Contractual Obligations
The following table of our material contractual obligations as of September 30, 2011 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. Since December 31, 2010, we have completed the Refinancing, and therefore, we believe it is more meaningful to show more recent information related to our contractual obligations rather than as of such date. The following table excludes contingent payments in connection with earnout payments related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future EBITDA results. We currently do not anticipate that earnout payments will be made in the near future.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Contractual Obligations of iPayment
Senior Secured Credit Facilities	$374,001	$—	$—	$18,688	$355,313
10.25% Notes	400,000	—	—	—	400,000

Interest, net of discount and amortization(1)	391,645	62,820	125,640	125,201	77,984
Operating lease obligations	10,134	1,255	2,483	2,362	4,034
Purchase obligations and other(2)(3)	4,543	2,096	1,231	1,216	—

Total contractual obligations	$1,180,323	$66,171	$129,354	$147,467	$837,331

Contractual Obligations of Holdings
15.00%/15.00% Notes(4)	$168,122	$—	$—	$—	$168,122
Interest(1)(4)	131,371	9,794	21,385	37,150	63,042

Total contractual obligations	$299,493	$9,794	$21,385	$37,150	$231,164

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of September 30, 2011, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 5 to the consolidated financial statements.

(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors and other service-related obligations.

(3)	We are required to pay FDMS an annual processing fee through 2011 related to the FDMS Merchant Portfolio and the FDMS Bank Portfolio. The minimum processing fees for 2011 will be at least 70% of such fees paid to FDMS in 2010, or at least $3.8 million.

(4)	Assumes that (i) for all interest periods through and including May 15, 2015, Holdings will pay interest on 50% of the outstanding principal amount of its 15.00%/15.00% Notes in cash and 50% in kind and (ii) after May 15, 2015, Holdings will make all interest payments on the 15.00%/15.00% Notes entirely in cash.
We expect to be able to fund our operations, capital expenditures and the contractual obligations above (other than the repayment at maturity of the aggregate principal amount of (i) term loans under the Senior Secured Credit Facilities and (ii) the Notes) using our cash from operations. We intend to use our revolving facility primarily to fund temporary working capital needs and additional acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and the contractual obligations above using cash from operations, we intend to use borrowings under our revolving facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.
New Accounting Standards
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which updates Topic 220: Comprehensive Income. The FASB’s objective in updating this area of the codification is to increase comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update requires all non-owner changes in stockholder’s equity to be presented in either a single continuous statement of comprehensive income, or in two separate but consecutive statements. The provisions of this update are effective for interim and annual periods beginning after December 15, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). The changes to GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of operations and balance sheets.
Effects of Inflation
Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our merchant charge volume and corresponding changes to processing revenue.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.
In addition to the effects of inflation described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of Inflation,” the following is a description of additional market risks to which we may be exposed.
We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of September 30, 2011, we had $374.0 million of loans outstanding under our Senior Secured Credit Facilities, all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of September 30, 2011 of approximately $3.7 million.
We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of September 30, 2011.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Bruns v. E-Commerce Exchange Inc. (“ECX”), et al, Orange County Superior Court, State of California, Case No. 00CC02450 (coordinated under the caption “TCPA Cases,” Los Angeles County Superior Court, State of California, Case No. JCCO 43500) (the “Bruns Lawsuit”) and related case Truck Insurance Exchange v. E-Commerce Exchange, Inc. et al, Superior Court of Orange County, State of California, Civil Action No. 30-2010- 00340649 (the “TIC Declaratory Action”)
The Bruns Lawsuit and the related declaratory judgment action filed by Truck Insurance Exchange against E-Commerce Exchange, Inc. (“ECX”) (the “TIC Declaratory Action”) were last updated in our Registration Statement on Form S-4, filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2011. Since we last reported on this matter, on September 12, 2011, the Court of Appeals filed its unanimous opinion affirming in full the trial court’s order dismissing the plaintiff’s action and the order of final judgment, and also awarding the respondents, including ECX, their recoverable costs on appeal. The Court of Appeals did not certify its opinion for publication. Plaintiff did not file a petition for rehearing or an appeal of the Court of Appeals’ opinion. Therefore, the Court of Appeals has no further jurisdiction to modify the decision or to certify it for publication, and the Court of Appeals’ opinion became final on October 3, 2011. However, on October 7, 2011, Plaintiff filed a petition for review with the California Supreme Court. The Supreme Court will have 60 days to rule on the petition, but can extend that time on its own motion by an additional 30 days, for a total of 90 days. As of the date of this Quarterly Report we cannot predict with any certainty whether the petition for review with the California Supreme Court will be granted, however, because the California Supreme Court has already granted one petition in this case, and the Court of Appeals’ most recent opinion is unanimous, unpublished, and consistent with the Supreme Court’s prior opinion in this matter, we currently believe that it not likely to be granted. We also cannot predict with any certainty how the California Supreme Court might rule if the petition is granted, or in the event appellate relief is ordered, the likely outcome it may have on the lawsuit and the claims asserted against ECX.
We continue to believe that the claims asserted against us in the Bruns Lawsuit are without merit and that the trial court’s order dismissing the plaintiff’s action and the order of final judgment were properly granted and that the Court of Appeals correctly affirmed in full the trial court’s order of final judgment. If necessary, we intend to continue to vigorously defend ourselves in this matter. However, there can be no assurance that we will be successful or prevail in our defense, and therefore, there can be no assurance that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
We last reported in regards to the TIC Declaratory Action, that the parties were continuing to engage in certain settlement discussions but had not reached an understanding for terms of settlement and that the Court set August 16, 2011 as the hearing date for an order to show cause for dismissal. Since we last reported, the parties continued to engage in settlement discussions, and the Court continued its previous order to show cause for dismissal hearing to October 20, 2011 and then again to November 22, 2011. As of the date of this Quarterly Report, the parties have reached a tentative understanding for the terms of a proposed settlement, however, at this time no definitive settlement agreement has been executed. As of the date of this Quarterly Report, we believe that if this matter is settled on terms substantially similar to the terms of the proposed settlement, the settlement will not have a material adverse effect on our business, financial condition or results of operations, however, if settled on terms substantially similar to the terms proposed, we will have to pay for any costs and expenses incurred after the settlement is effective, to defend the underlying Bruns Lawsuit, and in the event we are not successful and judgment is awarded against ECX in the underlying Bruns Lawsuit there will be no funds provided by insurance for payment of any judgment that may be awarded against ECX. However, as of the date of this Quarterly Report, settlement documents have not been finalized or executed and no assurance can be given that any such settlement will be entered into, completed or if completed, that the terms thereof will be substantially similar to the settlement terms that have been tentatively agreed to by the parties. If the proposed settlement is not completed we will continue to vigorously defend ourselves in this case, however, there can be no assurance that we will be successful or prevail in our defense, or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

L. Green d/b/a Tisa’s Cakes v. Northern Leasing Systems, Inc., Online Data Corporation, and iPayment, Inc., United States District Court, Eastern District of New York, Case No. 09CV05679-RJD-SMG.
This matter was last updated in our Registration Statement on Form S-4, filed with the SEC on October 11, 2011. As we previously reported, this matter relates to a purported class action lawsuit filed by plaintiff L. Green d/b/a Tisa’s Cakes in the U.S. District Court for the Eastern District of New York, naming us, and one of our subsidiaries, Online Data Corporation, as defendants. As we previously reported, in October 2010 we filed a motion to dismiss count one (unjust enrichment) of plaintiff’s First Amended Class Action Complaint (“FAC”), which the Court denied on August 3, 2011. Since we last reported on this matter, we filed an answer and counterclaim to the FAC, denying various allegations in the complaint, asserting affirmative defenses and our counterclaims and requesting that the District Court enter judgment on our counterclaim against plaintiff and we also attended a settlement conference held on September 6, 2011, which did not result in a settlement resolution. However, subsequently the parties engaged in settlement discussions, and as of the date of this Quarterly Report, the parties have reached a tentative understanding regarding the terms of a proposed settlement. As of the date of this Quarterly Report, we believe that if this matter is settled on terms substantially similar to the terms of the proposed settlement, the settlement will not have a material adverse effect on our business, financial condition or results of operations. However, as of the date of this Quarterly Report, settlement documents have not been finalized or executed and no assurance can be given that any such settlement will be entered into, completed or if completed, that the terms thereof will be substantially similar to the settlement terms that have been tentatively agreed to by the parties. If the proposed settlement is not completed, we intend to continue to vigorously defend ourselves against the claims asserted; however, at this time, the ultimate outcome of the lawsuit and our potential liability associated with the claims asserted against us cannot be predicted with any certainty and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.
Vericomm v. iPayment, Inc., et al., United States District Court, Central District of California, Case No. 2:2011-cv-00608-MMM-AGR
This matter was last updated in our Registration Statement on Form S-4, filed with the SEC on October 11, 2011. As we previously reported, Vericomm, Inc. (“Vericomm”), one of our ISGs, filed a purported class action complaint (the “Complaint”) against us on January 20, 2011 in the District Court for the Central District of California, Western Division. On June 20, 2011 we filed a motion to dismiss the second, third, seventh, and eighth causes of action alleged in Vericomm’s Complaint, and to strike Vericomm’s request for attorneys’ fees under California Code of Civil Procedure section 1021.5. As we also reported the Court set September 26, 2011 as the date for the hearing on our motion to dismiss and to strike. Since we last reported on this matter, pursuant to the joint stipulations filed by the parties with the Court, the Court issued an order that provided for Vericomm to file a first amended complaint asserting claims on behalf of Vericomm only by October 3, 2011; for our motion set for hearing on September 26, 2011 to be withdrawn and taken off-calendar without prejudice to assert any applicable defense or response to Vericomm’s first amended complaint; for us to have until October 24, 2011, to answer, move to dismiss, move to strike, or otherwise respond to Vericomm’s first amended complaint; set a Scheduling Conference for November 21, 2011; and ordered the parties to file an updated Joint 26(f) Report by November 14, 2011. On October 3, 2011, Vericomm filed its first amended complaint (the “Vericomm FAC”) in which it asserts that we have wrongfully and incorrectly calculated, reported, and paid certain residual compensation due to Vericomm, and that we engaged in certain activities that Vericomm believes to be intentional and wrongful, including interfering with merchant relationships in order to deprive Vericomm from residual compensation related to such merchants in violation of the terms of our contract. The Vericomm FAC does not include claims for violation of California’s Unfair Competition Law and of the Racketeer Influenced and Corrupt Organizations Act that were included in the original Vericomm Complaint nor does it seek class action treatment and relief, trebled damages, injunctive relief, restitution, or attorneys’ fees and costs as were included in the original Complaint. The Vericomm FAC seeks damages in an amount yet to be determined, but which it believes to be in excess of $7.0 million, including general, special and punitive damages, an accounting, and other relief deemed proper. As a result of the parties’ met-and-confer meetings of October 19 and 20, 2011, the parties agreed to submit the claims that are the subject of the Vericomm FAC to arbitration under the terms of our contract and to file a joint stipulation with the Court. On October 24, 2011, the parties filed a joint stipulation with the Court, requesting that the Court enter an order pursuant to which the claims that are asserted in the Vericomm FAC shall be submitted to arbitration, and that the parties shall select an arbitrator(s) from those available in the JAMS, Inc. panel; that the Court vacate any and all dates on calendar, including the Scheduling Conference currently set for November 21, 2011, and that the Court shall administratively stay the case pending a resolution of the arbitration, whether by judgment, dismissal, or otherwise. Although we believe that the Court will enter an order upon the terms requested in the joint stipulation filed by the parties with the Court on October 24, 2011, as of the date of this Quarterly Report, the Court has not entered or denied any order in regards to the joint stipulation filed by the parties.

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
Proceedings and claims in the ordinary course of business
We are also party to certain other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the ultimate outcome of these other matters cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, we do not believe that the outcome of any of these claims will have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within “other expense” on our consolidated financial statements.

Item 1A.	Risk Factors.
Certain risks associated with our business are discussed in iPayment’s Annual Report for the year ended December 31, 2010, filed on Form 10-K with the SEC on March 21, 2011, under the heading “Risk Factors Relating to Our Business” in Item 1A of that report. Except as set forth below, we do not believe there have been any material changes in these risks during the nine months ended September 30, 2011.
Risk factors relating to our business
Our business could be adversely affected by a deteriorating economic environment that causes our merchants to experience adverse business conditions, as they may generate fewer transactions for us to process or may become insolvent, thereby increasing our exposure to chargeback liabilities.
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
Risk factors relating to the Notes
Our substantial debt, and any funds iPayment may distribute to Holdings to service its debt, could adversely affect our financial condition and prevent us from fulfilling our obligations to holders of the Notes.
We have a substantial amount of debt which requires significant interest payments. As of September 30, 2011, we had approximately $896.1 million of total debt outstanding, including $772.2 million of indebtedness under the 10.25% Notes and the Senior Secured Credit Facilities and $123.9 million of indebtedness under the 15.00%/15.00% Notes, net of discount. Our substantial debt could adversely affect our financial condition and operating results and make it more difficult for us to satisfy our obligations with respect to holders of the Notes.

Our substantial debt, any new debt we may incur as described below and the resulting reduction in our available cash could also:
•	increase our vulnerability to adverse general economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund investments, capital expenditures, working capital and for other general corporate purposes;

•	limit our ability to make required payments under our debt agreements, including the indentures governing the Notes and the credit agreement governing the Senior Secured Credit Facilities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to withstand competitive pressures;

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt than we have;

•	create a perception that we may not continue to support and develop certain products or services;

•	increase our exposure to rising interest rates because a portion of our debt is at variable interest rates; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.
In addition, iPayment will be permitted to distribute funds to Holdings, its direct parent, to pay interest on the 15.00%/15.00% Notes. For the first four years, at least 50% of the interest on the 15.00%/15.00% Notes must be paid in cash, and thereafter, subject to limited exceptions, 100% of the interest on the 15.00%/15.00% Notes generally must be paid in cash. The covenants in the indenture governing the 15.00%/15.00% Notes generally require Holdings to pay interest in cash to the extent permitted by iPayment’s debt agreements, including the indenture governing the 10.25% Notes. Holdings is a holding company with no material assets of its own, and iPayment will serve as the primary source of funds for payments on its debt. Any funds that iPayment may distribute to Holdings to service its debt could increase the risks associated with iPayment’s substantial debt, including making it more difficult for iPayment to satisfy its obligations to holders of the 10.25% Notes.
We may incur more debt, which could exacerbate the risks associated with our substantial leverage.
Subject to the limitations contained in the agreements governing our debt, we are able to incur significantly more debt in the future, including the ability to issue additional notes under the indentures governing the Notes. Although these agreements restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications. For example, the Senior Secured Credit Facilities provide for aggregate borrowings of up to $450.0 million, which are secured by liens on substantially all of our assets. Furthermore, the Senior Secured Credit Facilities and the indentures governing the Notes permit us to incur significant additional debt, including additional debt of Holdings’ subsidiaries that will be structurally senior to the 15.00%/15.00% Notes and additional secured debt that will be effectively senior to the Notes to the extent of the value of the collateral securing such debt. If we incur additional debt, the risks that we face as a result of our high leverage, including our possible inability to service our debt, could increase.
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

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our respective obligations under the Notes and iPayment’s ability to satisfy its obligations under the Senior Secured Credit Facilities. Any failure to make scheduled payments of interest and principal on our outstanding debt would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on commercially reasonable terms or at all and negatively impact the market value of the Notes. In addition, if we are unable to meet our debt service obligations on our outstanding debt, the holders of such indebtedness would have the right to cause the entire principal amount of such indebtedness to become immediately due and payable. If the amounts outstanding under any of our debt instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders, including holders of the Notes.
All of Holdings’ operations, and substantially all of iPayment’s operations, are conducted at the subsidiary level, which may materially adversely affect our ability to service our debt.
Our principal assets are the equity interests we hold, directly and indirectly, in our subsidiaries. Our subsidiaries are legally distinct from us and have no obligation to pay amounts due on our debt or to make funds available to us for such payment, other than through guarantees of the 10.25% Notes, which may be released under certain circumstances. Because all of Holdings’ operations and most of iPayment’s operations are conducted through our subsidiaries, our ability to service our debt depends upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds, by our subsidiaries to us. Although the Senior Secured Credit Facilities and the indentures governing the Notes limit the ability of our subsidiaries to enter into covenant restrictions on their ability to pay dividends and make other payments to us, these limitations are subject to a number of significant qualifications, including exempting restrictions imposed under the indenture governing the 10.25% Notes and the Senior Secured Credit Facilities. If our subsidiaries do not have sufficient earnings or cannot distribute their earnings or other funds to us, our ability to service our debt may be materially adversely affected.
The indentures governing the Notes, as well as other agreements governing our debt, include financial and other covenants that impose restrictions on our financial and business operations.
The indentures and the Senior Secured Credit Facilities contain negative covenants customary for such financings, such as limiting our and our restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional debt, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change our or their line of business, or enter into certain transactions with affiliates. The Senior Secured Credit Facilities have various financial and other covenants that require iPayment to maintain minimum coverage ratios. We may also incur future debt obligations, which might subject us to additional restrictive covenants that could affect our financial and operational flexibility.
In addition, iPayment’s ability to make distributions to Holdings is subject to restrictions in the indenture governing the 10.25% Notes and the Senior Secured Credit Facilities. The indenture governing the 10.25% Notes permits payment of dividends to Holdings to satisfy its interest payments on the 15.00%/15.00% Notes that are required to be paid in cash provided no event of default has occurred and is continuing. The indenture governing the 10.25% Notes otherwise limits the amount of “restricted payments,” including dividends, that iPayment can make to Holdings to a percentage of cumulative net income and proceeds of equity issuances, subject to satisfaction of certain other tests and certain exceptions. The Senior Secured Credit Facilities permit payment of dividends to Holdings to satisfy its interest payments on the 15.00%/15.00% Notes that are required to be paid in cash provided no event of default has occurred and is continuing.
These covenants could adversely affect our ability to finance our future operations or capital needs, pursue available business opportunities or make payments upon the Notes. Our ability to comply with these covenants may be subject to events outside our control. Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We cannot provide assurance that we would have sufficient liquidity to repay or refinance the Notes or borrowings under the Senior Secured Credit Facilities if such amounts were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the indentures or the Senior Secured Credit Facilities could also result in an event of default under other financing agreements.

Payment of principal and interest on the Notes will be effectively subordinated to our secured debt to the extent of the value of the assets securing that debt.
The Notes are not secured. Therefore, the Notes will be effectively subordinated to claims of our secured creditors, and the guarantees of the 10.25% Notes will be effectively subordinated to the claims of the secured creditors of such guarantors. As of September 30, 2011, iPayment had approximately $374.0 million of total secured debt outstanding and $61.5 million of capacity under the revolving portion of the Senior Secured Credit Facilities. iPayment’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and each of iPayment’s existing and future direct and indirect material domestic subsidiaries. Holders of our secured obligations, including obligations under the Senior Secured Credit Facilities, will have claims that are prior to claims of the holders of the Notes with respect to the assets securing those obligations. In the event of a liquidation, dissolution, reorganization, bankruptcy or any similar proceeding, our assets and those of the guarantors of the 10.25% Notes will be available to pay obligations on the Notes and the guarantees of the 10.25% Notes only after holders of our secured debt have been paid in full from the proceeds of the assets securing such debt. Accordingly, there may not be sufficient funds remaining to pay amounts due on all or any of the Notes.
The 10.25% Notes and related guarantees are structurally subordinated to debt of iPayment’s nonguarantor subsidiaries.
As of September 30, 2011, all of iPayment’s subsidiaries were guarantors of the 10.25% Notes. However, under certain circumstances, the guarantees of iPayment’s subsidiaries may be released and iPayment’s future subsidiaries may not be required to guarantee the 10.25% Notes. The 10.25% Notes will be structurally subordinated to all debt and other liabilities and commitments, including trade payables, of iPayment’s subsidiaries that do not guarantee the 10.25% Notes. iPayment relies substantially upon distributions from its subsidiaries to meet its debt obligations, including its obligations with respect to the 10.25% Notes. Any right of the holders of the 10.25% Notes to participate in the assets of a nonguarantor subsidiary upon any liquidation or reorganization of such subsidiary will be subject to the prior claims of the subsidiary’s creditors.
The 15.00%/15.00% Notes are structurally subordinated to indebtedness of Holdings’ existing and future subsidiaries, including borrowings under the Senior Secured Credit Facilities and the 10.25% Notes.
Holdings’ subsidiaries, including iPayment, do not guarantee its obligations under, and do not have any obligation with respect to, the 15.00%/15.00% Notes. Therefore, the 15.00%/15.00% Notes are structurally subordinated to all debt and liabilities of Holdings’ subsidiaries, including the 10.25% Notes and borrowings under the Senior Secured Credit Facilities. The lenders under the Senior Secured Credit Facilities, the holders of the 10.25% Notes and all other creditors of Holdings’ subsidiaries, including trade creditors, have the right to be paid before Holdings from the assets of Holdings’ subsidiaries. In addition, if Holdings causes a subsidiary to pay a dividend or other distribution to enable it to make payments in respect of the 15.00%/15.00% Notes, and if such transfer were deemed to be a fraudulent transfer or an unlawful distribution, the holders of the 15.00%/15.00% Notes could be required to return the payment to (or for the benefit of) the creditors of such subsidiary, including lenders under the Senior Secured Credit Facilities and holders of the 10.25% Notes. In the event of bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, such subsidiary may not have sufficient assets necessary to make any payments to Holdings as its direct or indirect equity holder or otherwise. This will adversely affect Holdings’ ability to make payments to the holders of the 15.00%/15.00% Notes.
We may be unable to repay or repurchase the Notes at maturity.
At maturity, the entire outstanding principal amount of the Notes, together with accrued and unpaid interest, will become due and payable. We may not have the funds to fulfill these obligations or the ability to refinance these obligations. If the maturity date occurs at a time when other arrangements prohibit us from repaying the Notes, we could try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. In these circumstances, if we cannot obtain such waivers or refinance these borrowings, we would be unable to repay the Notes.

Under certain circumstances, a court could cancel the Notes or void the guarantees of the 10.25% Notes under fraudulent conveyance laws.
Our issuance of the Notes and the guarantees of the 10.25% Notes may be subject to review under federal or state fraudulent transfer laws, in particular due to the Equity Redemption and because all of the net proceeds from the offering of Investors’ PIK toggle notes were distributed to Investors’ equity holders and a portion of the proceeds of the offerings of the Notes were used to fund the Equity Redemption and to redeem and satisfy and discharge such PIK toggle notes. If we become a debtor in a case under the United States Bankruptcy Code or encounter other financial difficulty, a court might avoid (that is, cancel) our obligations under the Notes. The court might do so if it finds that when we issued the Notes and the guarantees of the 10.25% Notes, (i) we or any guarantor of the 10.25% Notes issued the Notes or incurred the guarantee, as applicable, with actual intent of hindering, delaying or defrauding creditors or (ii) we or any guarantor of the 10.25% Notes received less than reasonably equivalent value or fair consideration in return for either issuing the Notes or incurring the guarantee, as applicable, (which may be deemed to be zero, because we distributed a portion of the funds from the offerings of the Notes to Investors to fund the Equity Redemption and to redeem and satisfy and discharge the PIK toggle notes) and, in the case of (ii) only, one of the following is also true at the time thereof:
•	we or any guarantor of the 10.25% Notes were insolvent or rendered insolvent by reason of the issuance of the Notes or the incurrence of the guarantee, as applicable;

•	the issuance of the Notes or the incurrence of the guarantee of the 10.25% Notes left us or any guarantor, as applicable, with an unreasonably small amount of capital to carry on our or its business; or

•	we or any guarantor of the 10.25% Notes intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay such debts as they mature.
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
For this analysis, “debts” include contingent and unliquidated debts. If a court avoided our obligations under the Notes and the obligations of all of the guarantors of the 10.25% Notes under their guarantees, holders of the Notes would cease to be our creditors or creditors of the guarantors and likely have no source from which to recover amounts due under the Notes. In addition, a court could avoid any payment by us or any guarantor of the 10.25% Notes pursuant to the Notes or a related guarantee, as the case may be, and require any payment to be returned to us or the guarantor, as the case may be, or to be paid to a fund for the benefit of our or the guarantor’s creditors. Further, the avoidance of the Notes could result in an event of default with respect to our other debt that could result in the acceleration of such debt. Even if the guarantee of a guarantor of the 10.25% Notes is not avoided as a fraudulent transfer, a court may subordinate the guarantee to that guarantor’s other debt. In that event, the guarantees of the 10.25% Notes would be structurally subordinated to all of that guarantor’s other debt. If the court were to avoid any guarantee, we cannot assure you that funds would be available to pay the 10.25% Notes from another guarantor or from any other source.
The guarantees of the 10.25% Notes contain a provision intended to limit each guarantor’s liability to the maximum amount that it could incur without causing its guarantee to be a fraudulent transfer. However, this provision may automatically reduce one or more of the guarantor’s obligations to an amount that effectively makes the guarantee worthless and, in any case, this provision may not be effective to protect a guarantee from being avoided under fraudulent transfer laws.

Our unrestricted subsidiaries under the indentures governing the Notes will not be subject to any of the covenants in the indentures and will not guarantee the 10.25% Notes, and we may not be able to rely on the cash flow or assets of those unrestricted subsidiaries to pay any of our debt, including the Notes.
Our unrestricted subsidiaries will not be subject to the covenants under the indentures and will not guarantee the 10.25% Notes. As of September 30, 2011, none of our subsidiaries were unrestricted subsidiaries. However, subject to compliance with the covenants contained in the indentures, we will be permitted to designate our subsidiaries as unrestricted subsidiaries. If we designate a guarantor of the 10.25% Notes as an unrestricted subsidiary in accordance with the indenture governing the 10.25% Notes, the guarantee of the 10.25% Notes by such guarantor will be released under such indenture. The creditors of the unrestricted subsidiary and its subsidiaries will generally be entitled to payment of their claim from the assets of such unrestricted subsidiary and its subsidiaries before those assets would be available for distribution to us. In addition, our unrestricted subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments in respect of the Notes. Accordingly, we cannot assure you that the cash flow or assets of our unrestricted subsidiaries will be available to pay any of our debt, including the Notes.
We may not have the ability to raise the funds necessary to finance the respective change of control offer required by the indentures governing the Notes.
Upon the occurrence of a “change of control,” as defined in the indentures governing the Notes, we must offer to buy back the Notes at a price equal to 101% of the principal amount of the Notes, together with any accrued and unpaid interest, if any, to the date of the repurchase. Our failure to purchase the Notes, or to give notice of the offer to repurchase the Notes, would be an event of default under the applicable indenture.
The definition of a change of control in the indentures includes a phrase relating to the sale, conveyance, transfer or lease of “all or substantially all” of our assets. There is no precise established definition of the phrase “all or substantially all” and it will likely be interpreted under New York State law, which is the law that governs the indentures, and will be dependent upon the particular facts and circumstances. As a result, there may be a degree of uncertainty in ascertaining whether a sale or disposition of “all or substantially all” of our capital stock or assets has occurred, in which case, the ability of a holder of the Notes to obtain the benefit of an offer to repurchase all or a portion of the Notes held by such holder may be impaired.
If a change of control occurs, it is possible that we may not have sufficient assets at the time of the change of control to make the required repurchase of Notes or to satisfy all obligations under our other debt instruments. Holdings is a holding company for its subsidiaries, with no material operations of its own and only limited assets. See “Risk factors relating to the Notes—All of Holdings’ operations, and substantially all of iPayment’s operations, are conducted at the subsidiary level, which may materially adversely affect our ability to service our debt.” Debt of Holdings’ subsidiaries, including the Senior Secured Credit Facilities and the 10.25% Notes, contains prohibitions and restrictions on dividends to Holdings, including for purposes of funding a change of control offer. In order to satisfy our obligations, we could seek to refinance our debt or obtain a waiver from the other lenders or the holders of the Notes. We cannot assure you that we would be able to obtain a waiver or refinance our debt on terms acceptable to us, if at all. Our failure to pay the change of control purchase price when due will constitute an event of default under the respective indenture and give the holders of the Notes certain rights and remedies described in the indentures governing the Notes. The same events constituting a change of control under the indentures may also constitute an event of default under the Senior Secured Credit Facilities and permit the lenders thereunder to accelerate any and all outstanding debt. If such debt is not paid, the lenders may enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the Notes and reducing the practical benefit to the holders of the Notes of the offer to purchase provisions of the indentures.
The interests of our equity holders may not be aligned with the interests of the holders of the Notes.
All of our issued and outstanding equity interests are held directly, in the case of Holdings, and indirectly, in the case of iPayment, by Investors. All of the partnership interests of Investors are controlled by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, and certain trusts and persons affiliated with him. Mr. Grimstad and Mark Monaco, iPayment’s Chief Financial Officer, are the sole members of the board of directors of iPayment GP, LLC, the general partner of Investors, and two of the three members of the boards of directors of iPayment and Holdings, along with John A. Vickers. Circumstances may occur in which the interests of Investors and its equity holders could be in conflict with the interests of the holders of the Notes. Moreover, Investors’ equity holders may have interests in their other respective investments that could also be in conflict with the interests of the holders of the Notes. In addition, Investors and its equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that could enhance their equity investment, even though such transactions might involve risks to holders of the Notes. For example, Investors and its equity holders may cause us to pursue a growth strategy, which could impact our ability to make payments on the Notes and the Senior Secured Credit Facilities or cause a change of control. To the extent permitted by the indentures governing the Notes and the Senior Secured Credit Facilities, Investors and its equity holders may cause us to pay dividends rather than make capital expenditures.

Changes in the financial and credit markets or in our credit ratings could adversely affect the market prices of the Notes.
The future market prices of our Notes will depend on a number of factors, including:
•	the prevailing interest rates being paid by companies similar to us;

•	our ratings with major credit rating agencies; and

•	the overall condition of the financial and credit markets.
The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Fluctuations in these factors have had adverse effects on the market prices of our debt instruments in the past, and further fluctuation may have adverse effects on the market prices of the Notes in the future. In addition, credit rating agencies continually revise their ratings for companies that they follow, including us. We cannot be sure that any credit rating agencies that rate the Notes will maintain their ratings on the Notes. A negative change in our rating could have an adverse effect on the market prices of the Notes.
Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market for the Notes may be subject to similar disruptions, which could adversely affect their value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
Adoption of Deferred Compensation Plans
On November 7, 2011, the Board of Directors of iPayment (the “Board”) approved the iPayment Deferred Compensation Plan and the iPayment Executive Retention Plan (each, a “Plan” and collectively, the “Plans”). Each Plan is comprised of the Executive Nonqualified Excess Plan Document (the “Plan Document”) and an Executive Nonqualified Excess Plan Adoption Agreement (collectively, the “Adoption Agreements”). Each Plan is a nonqualified, unfunded plan intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. Each Plan will be effective January 1, 2012.
The Board will have sole discretion in determining which employees of the Company are eligible for participation in the Plans. The Board has formed a Deferred Compensation Committee to manage the Plans on behalf of the Company, which committee will initially include Mr. Monaco and David Cronin, iPayment’s Senior Vice President, Human Resources.
Under the iPayment Deferred Compensation Plan, participants will have the option to defer up to 50% of their base salary and up to 100% of any non-performance-based bonus. The Company will not make contributions, matching or otherwise, under this Plan.
Under the iPayment Executive Retention Plan, the Company may make discretionary contributions to the accounts of the participants in such Plan, in an amount determined each year by the Company. A participant will become fully vested in any contributions made by the Company to such participant’s account upon the first to occur of: (i) the participant reaching Normal Retirement Age and (ii) a Change of Control Event, in each case, as such terms are defined in the iPayment Executive Retention Plan Adoption Agreement. Participants will not have the option to defer any of their base salary or non-performance-based bonuses under this Plan.
The Plans may be amended or terminated at any time at the sole discretion of the Board, subject to certain limitations and requirements set forth in the Plan Document.
The foregoing description of the Plans is not complete and is qualified in its entirety by reference to the Plan Document and the Adoption Agreements, which are filed as Exhibits 10.3 through 10.5 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.
Approval of Compensation of Members of the Board
iPayment previously announced in its Current Report on Form 8-K filed with the SEC on September 2, 2011 that it expected to pay members of the Board an annual retainer of $50,000. On November 7, 2011, the Board resolved that, effective October 1, 2011, each member of the Board will receive such retainer, payable quarterly in the amount of $12,500 per quarter. Such compensation will be paid to each member of the Board at the end of each quarter in which such member is serving on the Board, and will be the total compensation paid to each member for the member’s service on (i) the Board and (ii) the board of directors of any subsidiary or affiliate of iPayment, if any.

Item 6.	Exhibits.
The exhibits to this Quarterly Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment Holdings, Inc.
Date: November 14, 2011	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.
Date: November 14, 2011	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment to Service Agreement, dated as of August 25, 2011, between First Data Merchant Services Corporation and iPayment, Inc, incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-4 filed with the SEC on October 11, 2011.*

10.2
Amendment to Service Agreement, dated as of August 25, 2011, between First Data Merchant Services Corporation and iPayment, Inc, incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-4 filed with the SEC on October 11, 2011.*

10.3	Executive Nonqualified Excess Plan Document.**

10.4	Executive Nonqualified “Excess” Plan Adoption Agreement for the iPayment Deferred Compensation Plan.**

10.5	Executive Nonqualified “Excess” Plan Adoption Agreement for the iPayment Executive Retention Plan.**

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Portions of the exhibit omitted and filed separately with the SEC pursuant to a request for confidential treatment.
**	Filed herewith.
***	Furnished herewith.