Form 10-K
period 2011-12-31
iPayment, Inc.; iPayment Holdings, Inc
filed 2012-03-23
CIK 1140184, 1364652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-177233-19 and 000-50280

iPayment Holdings, Inc.

iPayment, Inc.

(Exact name of registrant as specified in its charter)

Delaware Delaware	20-4777880 62-1847043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 East 56th Street New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (212) 802-7200

Securities registered pursuant to Section 12(b) of the Act:

iPayment Holdings, Inc.	NONE
iPayment, Inc.	NONE

Securities registered pursuant to Section 12(g) of the Act:

iPayment Holdings, Inc.	NONE
iPayment, Inc.	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

iPayment Holdings, Inc.	Yes ☐ No ☒
iPayment, Inc.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

iPayment Holdings, Inc.	Yes ☐ No ☒
iPayment, Inc.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

iPayment Holdings, Inc.	Yes ☒ No ☐
iPayment, Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

iPayment Holdings, Inc.	Yes ☒ No ☐
iPayment, Inc.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☒
iPayment, Inc.	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was:

iPayment Holdings, Inc.	NONE
iPayment, Inc.	NONE

Title of each class	Shares Outstanding at March 23, 2012
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

Documents incorporated by reference: Certain exhibits filed with the registrants’ (i) Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2003, File No. 333-101705, (ii) Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959, and (iii) Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233, are incorporated by reference into Part IV.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K (this “Annual Report”), including, but not limited to, certain statements set forth under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based on the beliefs of our management and information currently available to them. The statements included in this Annual Report regarding our future financial performance, results and other statements that are not historical facts are forward-looking statements. The words “may,” “could,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “project,” “predict,” “potential,” “future” and similar terms are intended to identify forward-looking statements.

The forward-looking statements included in this Annual Report are subject to risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those which may be forecast and projected. Under no circumstances should the inclusion of such information in this Annual Report be regarded as a representation, warranty or prediction with respect to the accuracy of the underlying assumptions by us or any other person. Investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results expressed or anticipated in these statements. These factors include, without limitation:

•	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;

•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate;

•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;

•	our and our bank sponsors’ ability to adhere to the standards of the Visa and MasterCard payment card associations;

•	our reliance on third-party processors and service providers;

•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;

•	our ability to pass along increases in interchange costs and other costs to our merchants;

•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;

•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;

•	the effects of increased competition, which may adversely influence our financial performance;

•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;

•	the effect of adverse business conditions on our merchants;

•	our ability to adopt technology to meet changing industry and customer needs or trends;

•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;

•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;

•	the impact of seasonality on our operating results;

•	the impact of any failure in our systems due to factors beyond our control;

•	the impact of any material breaches in the security of our systems;

•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;

•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;

•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or contract;

•	our ability to successfully defend against various legal proceedings;

•	the impact on our operating results as a result of impairment of our goodwill and intangible assets; and

•	the other factors identified in the section of this Annual Report entitled “Risk factors.”

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur. You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements speak only as of the date stated or otherwise, as of the date of this Annual Report, and, except as required by law, we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized.

Basis of Presentation

As used in this Annual Report, the terms “we,” “us,” “our,” “the Company,” “our Company” or similar terms refer to iPayment Holdings, Inc. and its subsidiaries, unless otherwise stated or required by the context. The term “iPayment” refers to iPayment, Inc. and “Holdings” refers to iPayment Holdings, Inc., in each case, without their subsidiaries.

As more fully described in “Business—Our History” on May 23, 2011, iPayment Investors, L.P. (“iPayment Investors”), our ultimate parent, and iPayment GP, LLC (“iPayment GP”), the general partner of iPayment Investors, completed the redemption (the “Equity Redemption”) of all of the direct and indirect equity interests in iPayment Investors and iPayment GP of (i) Gregory Daily, iPayment’s former Chairman and Chief Executive Officer and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in iPayment Investors. The Equity Redemption resulted in a change in control and accordingly has been accounted for as a business combination in accordance with ASC 805 “Business Combinations.” As a result of the Equity Redemption, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” In addition, the results provided for the year ended December 31, 2011 refer to the combined results of the Predecessor and Successor entities for such period.

PART I

ITEM 1. BUSINESS

General

We are a provider of credit and debit card payment processing services to small merchants across the United States. During December 2011, we generated revenue from approximately 192,000 merchants. Of these merchants, approximately 132,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. We conduct all of our operations through our operating company, iPayment, Inc., or “iPayment,” and its subsidiaries. iPayment and its direct parent, iPayment Holdings, Inc., or “Holdings,” are incorporated in Delaware. Holdings is a holding company that does not have any operations or material assets other than the direct and indirect ownership of all of the capital stock of iPayment and its subsidiaries, respectively. All of the capital stock of Holdings is owned by iPayment Investors, L.P., or “iPayment Investors.” All of the partnership interests of iPayment Investors are owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, and certain entities and persons affiliated with him.

Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services primarily through independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers of our products and services. We also market our services directly to merchants through electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services, primarily in our main operating center in Westlake Village, California.

Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume processed for 2011 was $22.7 billion, equal to the charge volume processed in 2010. However, our revenues increased $9.6 million or 1.4% to $708.8 million in 2011 from $699.2 million in 2010. Our net revenue increased 5.0% to $286.9 million in 2011 from $273.4 million in 2010. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Revenues increased primarily due to an increase in other revenues. Income from operations decreased 26.0% to $65.0 million during 2011 from $87.9 million during 2010, primarily as a result of increased amortization expense due to the application of ASC Topic 805 “Business Combinations.” Loss before income taxes was $9.5 million in 2011, compared with $41.2 million of income before income taxes in 2010 for iPayment and its consolidated subsidiaries. Loss before income taxes was $22.1 million in 2011, compared with $41.2 million of income before income taxes in 2010 for Holdings and its consolidated subsidiaries. Our loss before income taxes in 2011 is net of non-recurring expenses totaling $18.7 million related to the Refinancing (defined below) and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the previously existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for early redemption of iPayment’s senior subordinated notes and $7.5 million of strategic advisory fees discussed in “Certain Relationships and Related Transactions, and Director Independence.” Excluding these items, income before income taxes would have been income of approximately $9.2 million and a loss of approximately $3.4 million for iPayment and Holdings and their consolidated subsidiaries, respectively, for the year ended December 31, 2011.

Industry Overview

Significant market opportunity

The use of electronic forms of payment, such as credit and debit cards, by consumers in the United States has increased steadily over the past ten years and is projected by The Nilson Report to continue to increase through at least 2015. The growth is a result of wider merchant acceptance, growth in consumer spending, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, in 2009, merchant locations in the United States generated approximately $3.4 trillion of total purchases using card-based systems compared to approximately $2.6 trillion in 2005, and are expected to grow to approximately $5.8 trillion by 2015, representing a compound annual growth rate of approximately 8.2% from 2005 to 2015. As credit and debit card usage increases, we believe that businesses, both large and small, will need to increasingly accept card-based payment to remain competitive.

Key participants comprise an efficient value chain

The payment processing industry is made up of a number of key participants, including retail merchants, merchant acquirers (like iPayment), processing vendors, sponsor banks, card issuing banks and card network associations. The various players work together at different points of the value chain with the goal of ensuring seamless processing of transactions, reliable transmission of data, effective risk management and customer service. The diagram below illustrates the payment service providers’ value chain.

Services and economics

We enable small merchants to accept credit and debit cards by providing a range of services, which include transaction processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. For these services, we charge our merchants a discount fee, or the “Merchant Discount,” which is based primarily on a percentage of the dollar amount of each transaction we process. The Merchant Discount may vary based on several other factors, including the type of merchant, the type of card used and whether the transaction process is a swipe transaction or a card-not-present transaction (i.e., over the Internet or by mail, fax or telephone). For example, the Merchant Discount we typically receive for a credit card transaction is approximately 2.8% of the dollar amount of the transaction. In 2011, we derived approximately 89.1% of our revenues from the Merchant Discount that we charge for each transaction, which we believe has contributed to a stable, recurring revenue base.

A transaction is initiated when a consumer purchases a product or service at a merchant using his or her card. At the point of sale, the consumer’s credit card information is submitted to our processing vendor, which then communicates with the card-issuing bank through the proper association network (such as Visa or MasterCard) to authorize the transaction. After authorization, we instruct our processing vendor to route funds from the card-issuing bank to our sponsoring bank. Our sponsoring bank, which sponsors us for membership in the Visa, MasterCard or other card association, settles the transaction with the merchant. We pay interchange fees and assessment fees to the card-issuing bank and the credit card association, respectively, which are typically passed through in the Merchant Discount. We believe this structure allows us to maintain an efficient operating structure and enables us to expand our operations without significantly increasing our fixed costs or capital expenditures.

The following table provides an example of a typical transaction, including amounts paid to the card-issuing bank, Visa, MasterCard or other card association, the processing vendor, the sponsoring bank and us. This example also presents some of our other costs of services, which typically include payments to ISGs in the form of residuals, merchant losses and various other expenses.

Purchase amount	$100.00

Less: cash to merchant	(97.00)

iPayment gross revenue (Merchant Discount)	$3.00

Less: interchange fee	(1.75)

Less: network dues and assessments and bank processing fees	(0.21)

iPayment net settlement	$1.04

Less: other transaction costs	(0.61)

iPayment processing margin	$0.43

We market and sell our services to merchants throughout the United States primarily through a network of ISGs, which are non-employee, external sales organizations with which we have contractual relationships and other third party resellers. We also market our services directly to merchants through electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. Our relationships with ISGs are typically mutually non-exclusive, permitting us to establish relationships with multiple ISGs and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our ISGs to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. In addition, we believe we offer the ISGs more rapid and consistent review of merchant applications than may be available from other service providers. Additionally, in certain circumstances, we offer our sales organizations tailored compensation programs and unique technology applications to assist them in the sales process. We keep an open dialogue with our ISGs to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring our merchants do not unduly suffer downtime or the unnecessary withholding of funds.

As compensation for their referral of merchant accounts, we pay our ISGs an agreed-upon residual, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our ISGs varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our ISGs, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2011, we had outstanding loans to ISGs in an aggregate amount of $1.4 million. We may decide to loan additional amounts in the future. The notes representing these loans bear interest in amounts ranging from 6.5% to 15.0% and are due through 2014. We secure the loans by attaching the ISGs’ assets, including the rights they have to receive residuals and fees generated by the merchants they refer to us, any other accounts receivable and, in certain cases, by obtaining personal guarantees from the individuals who operate the ISGs.

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

Processing Vendors. We have agreements with several processing vendors to provide us with, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor is First Data Merchant Services Corporation (“FDMS”). Each of the FDMS agreements may be terminated by FDMS if, among other things, (i) we fail to comply with certain requirements of the agreements (including, but not limited to, failing to pay any amount due under the agreements) and we do not cure such failure within 30 days after receipt of written notice of such failure, (ii) certain insolvency events occur with respect to us, (iii) we fail to maintain our good standing in the Visa or MasterCard associations or (iv) FDMS terminates all of our customer accounts pursuant to the agreements. We may terminate each of the agreements if, among other things, (i) certain insolvency events occur with respect to FDMS, (ii) FDMS materially breaches any of the terms, covenants or conditions of the agreements and fails to cure such breach within 30 days following receipt of written notice thereof, or (iii) under certain circumstances, FDMS is unable to perform interchange settlement services.

Our Merchant Base

We serve a large portfolio of approximately 132,000 active small merchants that are engaged in a wide variety of businesses and industries. We believe this diversity contributes to a stable revenue base. No single merchant accounted for more than 1% of our aggregate charge volume for 2011. Because of our limited customer concentration, variation in charge volume from any one merchant or industry has a limited effect on our total charge volume and financial results. The following chart shows the primary categories of the merchants we serve based on 2011 charge volume:

We define a merchant as “active” if the merchant processes at least one Visa or MasterCard transaction in a given calendar month. In 2011, the small merchants we serve had an average annual charge volume of approximately $172,000 per year and an average transaction value of approximately $67. Small merchants, such as those served by our Company, have historically paid higher fees per transaction than larger merchants because they are difficult to identify and service, and their businesses are more likely to fail than larger merchants.

Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants we serve makes them less likely to change providers because of the inconvenience associated with a transfer. Historically, we experienced monthly volume attrition ranging from 1.5% to 2.5% of our total annual charge volume on our merchant portfolios. The primary cause of attrition among our small business customers is business failure.

Risk Management

As a result of our exposure to potential liability for merchant fraud, chargebacks, and other losses created by our merchant services business, we view our risk management practices as integral to our operations and overall success.

As of December 31, 2011, we had a staff of 32 employees dedicated to risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchant customers and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud, established as a result of our management’s extensive experience with higher risk market segments, has resulted in our development and implementation of highly effective risk management and fraud prevention systems and procedures.

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

Merchant Monitoring. We provide several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is downloaded to our iWorkflow system from our third-party processors such as FDMS and is sorted into a number of customized reports by our proprietary systems. Our risk management team generates daily reports that highlight exceptions to the established daily merchant parameters such as average ticket size, total processing volume or expected merchandise returns.

Risk Review Department. We have established an in-house risk review department that monitors the sales activities of the merchants that we service. The risk review department conducts background checks on these merchants, interviews merchants, anonymously purchases products and services, reviews sales records and follows developments in risk management procedures and technology.

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

Reserves. Some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2011, our total reserve deposits were approximately $33.9 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.

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

Our internal network configuration provides multiple layers of security in an effort to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. Application components communicate using sophisticated security protocols and are directly accessible by a limited number of employees on a need-only basis. Our operation and customer support systems are primarily located at our facilities in Westlake Village, California.

We also rely on connections to the systems of our third-party processing providers. In all cases, we install encrypted or tunneled communications circuits with backup connectivity to withstand telecommunications problems.

Competition

The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:

•	quality and reliability of service;

•	ability to evaluate, undertake and manage risk;

•	ability to attract and retain sales organizations;

•	speed in approving merchant applications and deploying equipment; and

•	cost to the customer.

Many large and small companies compete with us in providing payment processing services and related services to a wide range of merchants. Many of our large competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. This may allow our competitors to offer more attractive pricing to our current and prospective merchants, or other products or services that we do not offer. Large transaction processors, such as FDMS, Bank of America Merchant Services, Chase Paymentech and Elavon, Inc., serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also many smaller transaction processors that provide various services to small and medium sized merchants. See “Risk Factors—Risk Factors Relating to Our Business—The payment processing industry is highly competitive and such competition is likely to increase, which may further adversely influence our prices to merchants, and as a result, our profit margins.”

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

Segment Information and Geographical Information

We consider our business activities to be in a single reporting segment as we derive approximately 89.1% of our revenue and results of operations from processing revenues and other fees from electronic payments. During 2011, 2010 and 2009, no single merchant accounted for more than 1% of our revenues. All of our revenue is generated from, and all of our long-lived assets are located in, the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.

Our History

iPayment Technologies, Inc., (“Technologies”) was formed in 1992 as a California corporation. In February 2001, iPayment was formed by the majority stockholders of Technologies under the name iPayment Holdings, Inc., a Tennessee corporation, which acted as a holding company for Technologies and other card processing businesses. In August 2002, iPayment was reincorporated in Delaware under the name iPayment, Inc. and in May 2003 iPayment completed an initial public offering. In May 2006, iPayment became a wholly-owned subsidiary of iPayment Holdings, Inc. in a going private transaction. Holdings is a wholly-owned subsidiary of iPayment Investors L.P., a Delaware limited partnership.

In May 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 (the “10.25% Notes”) and entered into its new senior secured credit facilities consisting of (i) a $375.0 million term facility and (ii) a $75.0 million revolving facility (the “Senior Secured Credit Facilities”). The new revolving facility will mature on May 6, 2016, and the new term facility will mature on May 8, 2017. Also in May 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (the “15.00%/15.00% Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis.

The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing paid-in-kind (“PIK”) toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fee discussed in “Certain Relationships and Related Transactions, and Director Independence” and other related fees and expenses.

In this Annual Report, we refer to the entry into the Senior Secured Credit Facilities, the offer and sale of the 10.25% Notes and the Units, including the application of the net proceeds of the 10.25% Notes and the Units and borrowings under the Senior Secured Credit Facilities as described above, as the “Refinancing.” In addition, as used in this Annual Report, the term “Notes” refers collectively to the 10.25% Notes and the 15.00%/15.00% Notes.

Employees

As of December 31, 2011, we employed 356 full-time personnel, including 222 in operations, 83 in sales and administration, 32 in risk management, and 19 in information systems and technology. Many of our employees are highly skilled. We believe our future success will depend in large part on our ability to attract and retain such employees. As of December 31, 2011, none of our employees were represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.ipaymentinc.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Risk Factors Relating to Our Business

Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may have an adverse impact on our financial results.

We are subject to numerous regulations that affect the electronic payments industry. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties, including fines. We are also subject to U.S. financial services regulations, numerous consumer protection laws, escheat regulations, and privacy and information security regulations, among others. Changes to legal rules and regulations, or the interpretation or enforcement thereof, could have a negative financial effect on the Company. We are also subject to the rules of Visa, MasterCard and various other credit and debit networks. Furthermore, we are subject to the Housing Assistance Tax Act of 2008, which requires information returns to be filed by merchant acquiring entities for each calendar year starting in 2011.

Interchange fees, which are typically paid by the acquirer to the issuer in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including by regulating and limiting debit card fees charged by certain issuer banks and allowing merchants to offer discounts for different payment methods, as well as other measures. The impact of the Dodd-Frank Act on the Company is difficult to estimate, as it will take time for the market to react and adjust to regulations that have been implemented and because certain additional regulations have yet to be developed.

Regulatory actions such as these, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we change how we price our services to customers. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services. These regulations may materially and adversely affect the Company’s business or operations, either directly or indirectly.

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

Charges incurred by us relating to merchant losses were $3.8 million, or 0.5% of revenues in 2011, $3.5 million, or 0.5% of revenues in 2010, and $4.9 million, or 0.7% of revenues, in 2009.

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

We rely on third-party processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

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

We rely primarily on the efforts of ISGs to market our services to merchants seeking to establish a credit card processing relationship. ISGs are companies that seek to introduce to us, as well as our competitors, newly-established and existing small merchants, including retailers, restaurants and other service providers. Generally, our agreements with ISGs are not exclusive and they have the right to refer merchants to other providers of transaction payment processing services. Our failure to maintain our relationships with our existing ISGs and to recruit and establish new relationships with other groups could adversely affect our revenues and internal growth and increase our merchant attrition.

We periodically experience increases in interchange costs, and if we cannot pass these increases along to our merchants, our profit margins will decline.

We pay interchange fees and assessments to issuing banks through the card associations for each transaction we process using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may seek to increase their Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in merchant discount, our profit margins will decline.

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

Our success depends upon the continued services of our senior management and other key employees, all of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with ISGs, card associations, bank sponsors and other payment processing and service providers. The loss of the services of one or more of our senior managers or other key employees or damage to their reputations and influence within the industry could have a material adverse effect on our business, financial condition and results of operations.

The payment processing industry is highly competitive and such competition is likely to increase, which may further adversely influence our prices to merchants, and as a result, our profit margins.

The market for credit and debit card processing services is highly competitive and has relatively low barriers to entry. The level of competition has increased in recent years as other providers of processing services have established a sizable market share in the small merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital, technological, management and marketing resources than we have. There are also a large number of small providers of processing services that provide various ranges of services to small and medium sized merchants. This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Further, if the use of cards other than Visa or MasterCard, such as American Express, grows, or if there is increased use of certain debit cards, our average profit per transaction could be reduced. In addition, our competitors in recent years have consolidated as large banks merged and combined their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us. Our future competitors may develop or offer services that have price or other advantages over the services we provide. If they do so and we are unable to respond adequately, our business, financial condition and results of operations could be materially adversely affected.

Increased attrition due to an increase in closed merchant accounts and a decrease in merchant charge volume that we cannot anticipate or offset with new accounts may reduce our revenues.

We experience attrition in merchant accounts and merchant charge volume in the ordinary course of business resulting from several factors, including but not limited to, business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, or contract breaches by, a merchant. We target small merchants that generally have a higher rate of business failure than larger businesses. During 2011, we experienced volume attrition ranging from 1.5% to 2.5% per month on our various merchant portfolios. Substantially all of our processing contracts with merchants can be terminated by either party on relatively short notice. Therefore, merchants could close their processing accounts with us and move to other providers with minimal financial liability or cost. In addition, we believe that challenging economic conditions have adversely affected and may continue to adversely affect merchant charge volume, thereby increasing attrition. We cannot accurately predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. Increased attrition in merchant accounts and merchant charge volume may have a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by a challenging economic environment that causes our merchants to experience adverse business conditions, as they may generate fewer transactions for us to process or may become insolvent, thereby increasing our exposure to chargeback liabilities.

We believe that challenging economic conditions in recent years have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans, and any deterioration in economic conditions has the potential to negatively impact consumer confidence and consumer spending. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues.

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

Our inability to adopt technology to meet changing industry or customer needs and trends may affect our competitiveness or demand for our products, which may adversely affect our operating results.

Changes in technology may limit the competitiveness of and demand for our services. We operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. In addition, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our markets. For example, our inability to adopt technological advancements surrounding point-of-sale technology available to merchants could have an adverse impact on our business. Our inability to respond to new industry standards, trends and technological advancements could have a material adverse effect on our business, financial condition and results of operations.

There may be a decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general which could adversely affect our operating results.

If consumers do not continue to use credit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the use of credit cards will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. Maintaining or increasing our profitability is dependent on consumers and businesses continuing to use credit cards at the same or greater rate than previously. Moreover, if there is an adverse development in the credit card industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be materially adversely affected.

Adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume, such as the fuel and restaurant industries, could negatively affect our operating results.

We obtain a substantial amount of our bankcard processing volume from merchants in certain industries. For example, merchants in the fuel and restaurant industries represented 14.4% and 13.5% of our bankcard processing volume, respectively, in 2011. As a result, any adverse economic or other conditions in the fuel and restaurant industries, or other industries in which we obtain a substantial amount of our bankcard processing volume, could negatively affect our business, financial condition and results of operations.

Our operating results are subject to seasonality, and, if our revenues are below our seasonal norms during our historically stronger quarters, our financial results could be adversely affected.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first quarter of the calendar year and stronger during the second, third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the second, third or fourth quarter, our business, financial condition and results of operations could be materially adversely affected.

Our systems may fail due to factors beyond our control, which could interrupt our business, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operations of our computer network systems, software and data centers. Our systems and operations could be exposed to damage or interruption from fire, natural disasters, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur, and we do not presently have fully redundant systems to help ensure uninterrupted operations. Defects in our systems, errors or delays in the processing of payment transactions or other difficulties could result in:

•	additional development costs;

•	diversion of technical and other resources;

•	loss of merchants;

•	loss of merchant and cardholder data;

•	negative publicity;

•	harm to our business or reputation; or

•	exposure to fraud losses or other liability.

Material breaches in the security of our systems may have a significant effect on our business.

The uninterrupted operation of our information systems and the confidentiality of the customer/ consumer information that resides on such systems are critical to the successful operations of our business. We have security, backup and recovery systems in place, as well as a business continuity plan designed to help ensure that our information systems will operate in the event of a breach or power failure. We also have what we believe to be sufficient security around our information systems to prevent unauthorized access to such systems. However, our visibility in the United States’ payment industry may attract hackers to conduct attacks on our systems that could compromise the security of our data. An information breach and theft of confidential information, such as credit or debit card numbers and related information, could have a significant impact on our business operations, including losing our customers’ confidence (and thus the loss of their business), as well as the imposition of fines and damages.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide, or the value of, the services we currently provide to our merchants.

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting, additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third-party service providers to financial institutions. However, the laws governing privacy generally remain unsettled. Even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws or changes to existing privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we currently offer to our merchants or impair the value of these services.

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

Changes to existing laws or the passage of new laws could:

•	create uncertainty in the marketplace that could reduce demand for our services;

•	restrict or limit our ability to sell certain products and services to certain customers;

•	limit our ability to collect and to use merchant and cardholder data; or

•	increase the cost of doing business as a result of litigation costs or increased operating costs;

any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are required to pay federal, state or local taxes on transaction processing, it could negatively impact our profit margins.

Transaction processing companies may become subject to federal, state or local taxation of certain portions of their fees charged to merchants for their services. Application of these taxes is an emerging issue in our industry and taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay such taxes and are unable to pass this tax expense through to our merchant clients, or produce increased cash flow to offset the taxes, these taxes would negatively impact our profit margins.

The markets for the services that we offer may fail to expand or may contract, which could negatively impact our growth and profitability.

Our growth and continued profitability depend on the acceptance of the services that we offer. If demand for our services decreases, our profit margins would be negatively impacted. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, uncertainty in the economy or a reduction in consumer spending may result in a decrease in the demand for our services. Further, if our customers make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or other reasons could have a material adverse effect on our growth and revenue.

We are the subject of various legal proceedings which could have a material adverse effect on our business, financial condition or operating results.

We are involved in various litigation matters. The Company may, from time to time, also be involved in or be subject of governmental or regulatory agency inquiries or investigations. If the Company is unsuccessful in its defense in the litigation matters, or any other legal proceeding, it may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. For more information about the Company’s legal proceedings, see “Legal Proceedings.”

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our operating results.

Our balance sheet includes goodwill and intangible assets that represent over 90% of our total assets at December 31, 2011. These assets consist primarily of goodwill and identifiable intangible assets associated with our merchant portfolios and acquisitions. We may engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially adversely affect our results of operations.

Risk Factors Relating to Acquisitions

We have previously acquired, and expect to continue to acquire, other providers of payment processing services and portfolios of merchant processing accounts. These acquisitions entail additional risks to those incidental to the normal conduct of our business.

Revenues and profits generated by acquired businesses or account portfolios may be less than anticipated, resulting in losses or a decline in profits, as well as potential impairment charges.

In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues and profits from that acquisition based on the historical revenue of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we forecasted, the revenues and profits generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.

We may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, exposing us to potentially significant, unanticipated costs.

Prior to the consummation of any acquisition, we perform a due diligence review of the business or portfolio of merchant accounts that we propose to acquire. Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition. For example, in the past we were obligated to fund certain credits and chargebacks after discovering that a merchant account from an acquired merchant processing portfolio was in substantial violation of the Visa and MasterCard card association rules. In the future we may make acquisitions that may obligate us to make similar payments resulting in potentially significant, unanticipated costs.

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

In connection with some acquisitions, we may incur non-recurring severance expenses, restructuring charges or change of control payments. These expenses, charges or payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results during the initial financial periods following an acquisition. In addition, the integration of newly acquired companies may lead to diversion of management attention from other ongoing business concerns.

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

Risk Factors Relating to Our Indebtedness

Our substantial debt, and any funds iPayment may distribute to Holdings to service its debt, could adversely affect our financial condition and prevent us from fulfilling our obligations to holders of the Notes.

We have a substantial amount of debt which requires significant interest payments. As of December 31, 2011, we had approximately $903.1 million of total debt outstanding, including $774.3 million, net of discount of $1.7 million, of indebtedness under the 10.25% Notes and Senior Secured Credit Facilities and $128.8 million, net of discount of $1.1 million, of indebtedness under the 15.00%/15.00% Notes. Our substantial debt could adversely affect our financial condition and operating results and make it more difficult for us to satisfy our obligations with respect to holders of the Notes.

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

•	limit our ability to make required future payments under our debt agreements, including the indentures governing the Notes and the credit agreement governing the Senior Secured Credit Facilities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to withstand competitive pressures;

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt than we have;

•	create a perception that we may not continue to support and develop certain products or services;

•	increase our exposure to rising interest rates because a portion of our debt is at variable interest rates; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

In addition, iPayment is permitted to distribute funds to Holdings, its direct parent, to pay interest on the 15.00%/15.00% Notes. Through and including the interest payment date on May 15, 2015, at least 50% of the interest on the 15.00%/15.00% Notes must be paid in cash, and thereafter, subject to limited exceptions, 100% of the interest on the 15.00%/15.00% Notes generally must be paid in cash. The covenants in the indenture governing the 15.00%/15.00% Notes generally require Holdings to pay interest in cash to the extent permitted by iPayment’s debt agreements, including the indenture governing the 10.25% Notes. Holdings is a holding company with no material assets of its own, and iPayment will serve as the primary source of funds for payments on its debt. Any funds that iPayment may distribute to Holdings to service its debt could increase the risks associated with iPayment’s substantial debt, including making it more difficult for iPayment to satisfy its obligations to holders of the 10.25% Notes.

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

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the Notes and iPayment’s ability to satisfy its obligations under the Senior Secured Credit Facilities. Any failure to make scheduled payments of interest and principal on our outstanding debt would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on commercially reasonable terms or at all and negatively impact the market value of the Notes. In addition, if we are unable to meet our debt service obligations on our outstanding debt, the holders of such indebtedness would have the right to cause the entire outstanding amount of such indebtedness to become immediately due and payable. If the amounts outstanding under any of our debt instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders, including holders of the Notes.

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

The Notes are not secured. Therefore, the Notes will be effectively subordinated to claims of our secured creditors, and the guarantees of the 10.25% Notes will be effectively subordinated to the claims of the secured creditors of such guarantors. As of December 31, 2011, iPayment had approximately $376.0 million of total secured debt outstanding and $59.5 million of capacity under the revolving portion of the Senior Secured Credit Facilities. iPayment’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and each of iPayment’s existing and future direct and indirect material domestic subsidiaries. Holders of our secured obligations, including obligations under the Senior Secured Credit Facilities, will have claims that are prior to claims of the holders of the Notes with respect to the assets securing those obligations. In the event of a liquidation, dissolution, reorganization, bankruptcy or any similar proceeding, our assets and those of the guarantors of the 10.25% Notes will be available to pay obligations on the Notes and the guarantees of the 10.25% Notes only after holders of our secured debt have been paid in full from the proceeds of the assets securing such debt. Accordingly, there may not be sufficient funds remaining to pay amounts due on all or any of the Notes.

The 10.25% Notes and related guarantees are structurally subordinated to debt of iPayment’s nonguarantor subsidiaries.

As of December 31, 2011, all of iPayment’s subsidiaries were guarantors of the 10.25% Notes. However, under certain circumstances, the guarantees of iPayment’s subsidiaries may be released and iPayment’s future subsidiaries may not be required to guarantee the 10.25% Notes. The 10.25% Notes will be structurally subordinated to all debt and other liabilities and commitments, including trade payables, of iPayment’s subsidiaries that do not guarantee the 10.25% Notes. iPayment relies substantially upon distributions from its subsidiaries to meet its debt obligations, including its obligations with respect to the 10.25% Notes. Any right of the holders of the 10.25% Notes to participate in the assets of a nonguarantor subsidiary upon any liquidation or reorganization of such subsidiary will be subject to the prior claims of the subsidiary’s creditors.

The 15.00%/15.00% Notes are structurally subordinated to indebtedness of its existing and future subsidiaries, including borrowings under the Senior Secured Credit Facilities and the 10.25% Notes.

Holdings’ subsidiaries, including iPayment, do not currently guarantee its obligations under, and do not have any obligation with respect to, the 15.00%/15.00% Notes. Therefore, the 15.00%/15.00% Notes are structurally subordinated to all debt and liabilities of Holdings’ subsidiaries, including the 10.25% Notes and borrowings under the Senior Secured Credit Facilities. The lenders under the Senior Secured Credit Facilities, the holders of the 10.25% Notes and all other creditors of Holdings’ subsidiaries, including trade creditors, have the right to be paid before Holdings from the assets of Holdings’ subsidiaries. In addition, if Holdings causes a subsidiary to pay a dividend or other distribution to enable it to make payments in respect of the 15.00%/15.00% Notes, and if such transfer were deemed to be a fraudulent transfer or an unlawful distribution, the holders of the 15.00%/15.00% Notes could be required to return the payment to (or for the benefit of) the creditors of such subsidiary, including lenders under the Senior Secured Credit Facilities and holders of the 10.25% Notes. In the event of bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, such subsidiary may not have sufficient assets necessary to make any payments to Holdings as its direct or indirect equity holder or otherwise. This would adversely affect Holdings’ ability to make payments to the holders of the 15.00%/15.00% Notes.

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

Our issuance of the Notes and the guarantees of the 10.25% Notes may be subject to review under federal or state fraudulent transfer laws, in particular due to the Equity Redemption and because all of the net proceeds from the offering of iPayment Investors’ PIK toggle notes were distributed to iPayment Investors’ equity holders and a portion of the proceeds of the offerings of the Notes were used to fund the Equity Redemption and to redeem and satisfy and discharge such PIK toggle notes. If we become a debtor in a case under the United States Bankruptcy Code or encounter other financial difficulty, a court might avoid (that is, cancel) our obligations under the Notes. The court might do so if it finds that when we issued the Notes and the guarantees of the 10.25% Notes, (i) we or any guarantor of the 10.25% Notes issued the Notes or incurred the guarantee, as applicable, with actual intent of hindering, delaying or defrauding creditors or (ii) we or any guarantor of the 10.25% Notes received less than reasonably equivalent value or fair consideration in return for either issuing the Notes or incurring the guarantee, as applicable (which may be deemed to be zero, because we distributed a portion of the funds from the offerings of the Notes to iPayment Investors to fund the Equity Redemption and to redeem and satisfy and discharge the PIK toggle notes), and, in the case of (ii) only, one of the following is also true at the time thereof:

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

Our unrestricted subsidiaries will not be subject to the covenants under the indentures and will not guarantee the 10.25% Notes. As of December 31, 2011, none of our subsidiaries were unrestricted subsidiaries. However, subject to compliance with the covenants contained in the indentures, we will be permitted to designate our subsidiaries as unrestricted subsidiaries. If we designate a guarantor of the 10.25% Notes as an unrestricted subsidiary in accordance with the indenture governing the 10.25% Notes, the guarantee of the 10.25% Notes by such guarantor will be released under such indenture. The creditors of the unrestricted subsidiary and its subsidiaries will generally be entitled to payment of their claim from the assets of such unrestricted subsidiary and its subsidiaries before those assets would be available for distribution to us. In addition, our unrestricted subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments in respect of the Notes. Accordingly, we cannot assure you that the cash flow or assets of our unrestricted subsidiaries will be available to pay any of our debt, including the Notes.

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

If a change of control occurs, it is possible that we may not have sufficient assets at the time of the change of control to make the required repurchase of Notes or to satisfy all obligations under our other debt instruments. Holdings is a holding company for its subsidiaries, with no material operations of its own and only limited assets. See “Risk Factors—All of Holdings’ operations, and substantially all of iPayment’s operations, are conducted at the subsidiary level, which may materially adversely affect our ability to service our debt.” Debt of Holdings’ subsidiaries, including the Senior Secured Credit Facilities and the 10.25% Notes, contains prohibitions and restrictions on dividends to Holdings, including for purposes of funding a change of control offer. In order to satisfy our obligations, we could seek to refinance our debt or obtain a waiver from the other lenders or the holders of the Notes. We cannot assure you that we would be able to obtain a waiver or refinance our debt on terms acceptable to us, if at all. Our failure to pay the change of control purchase price when due will constitute an event of default under the respective indenture and give the holders of the Notes certain rights under such indenture. The same events constituting a change of control under the indentures may also constitute an event of default under the Senior Secured Credit Facilities and permit the lenders thereunder to accelerate any and all outstanding debt. If such debt is not paid, the lenders may enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the Notes and reducing the practical benefit to the holders of the Notes of the offer to purchase provisions of the indentures.

The interests of our equity holders may not be aligned with the interests of the holders of the Notes.

All of our issued and outstanding capital stock is held directly, in the case of Holdings, and indirectly, in the case of iPayment, by iPayment Investors. All of the partnership interests of iPayment Investors are owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, and certain entities and persons affiliated with him. Messrs. Grimstad and Mark C. Monaco, our Chief Financial Officer, are the sole members of the board of directors of iPayment GP, LLC, the general partner of iPayment Investors, and two of the three members of the boards of directors of iPayment and Holdings, along with John A. Vickers.

Circumstances may occur in which the interests of iPayment Investors and its equity holders could be in conflict with the interests of the holders of the Notes. Moreover, iPayment Investors’ equity holders may have interests in their other respective investments that could also be in conflict with the interests of the holders of the Notes. In addition, iPayment Investors and its equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that could enhance their equity investment, even though such transactions might involve risks to holders of the Notes. For example, iPayment Investors and its equity holders may cause us to pursue a growth strategy (including acquisitions which are not accretive to earnings), which could impact our ability to make payments on the Notes and the Senior Secured Credit Facilities or cause a change of control. To the extent permitted by the indentures governing the Notes and the Senior Secured Credit Facilities, iPayment Investors and its equity holders may cause us to pay dividends rather than make capital expenditures.

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

The 15.00%/15.00% Notes are treated as being issued with original issue discount for U.S. federal income tax purposes and if a bankruptcy petition were filed by or against Holdings, holders of the 15.00%/15.00% Notes may receive a lesser amount for their claim than they would have been entitled to receive under the indenture governing the 15.00%/15.00% Notes.

The 15.00%/15.00% Notes are treated as being issued with original issue discount, or “OID,” for U.S. federal income tax purposes. Holders subject to U.S. federal income taxation will have to report such OID as gross income on a constant yield to maturity basis in advance of the receipt of cash payments thereof and regardless of such holder’s method of accounting for U.S. federal income tax purposes.

In addition, if a bankruptcy petition were filed by or against Holdings under applicable U.S. federal bankruptcy laws, the issuance of the 15.00%/15.00% Notes and the claim by any holder of the 15.00%/15.00% Notes for the principal amount of such notes may be limited to an amount equal to the sum of:

•	the original issue price of such notes; and

•	that portion of the OID that does not constitute “unmatured interest” for purposes of the applicable U.S. federal bankruptcy laws.

Any OID that was not amortized as of the date of the bankruptcy filing may constitute unmatured interest. Accordingly, holders of the 15.00%/15.00% Notes under these circumstances may receive a lesser amount than they would be entitled to under the terms of the indenture governing the 15.00%/15.00% Notes, even if sufficient funds are available.

The 15.00%/15.00% Notes may be classified as contingent payment debt instruments for U.S. federal income tax purposes.

No existing authority addresses whether debt instruments with terms similar to the 15.00%/15.00% Notes will be characterized as contingent payment debt instruments for U.S. federal income tax purposes. It is possible that the IRS could assert that, due to certain redemption and repurchase features of the 15.00%/15.00% Notes or options exercisable by us with respect to payments of interest on such notes, the 15.00%/15.00% Notes are subject to the rules governing contingent payment debt instruments. If the IRS were to determine the 15.00%/15.00% Notes are contingent payment debt instruments, the timing and amount of income inclusions on such notes and the character of income recognized with respect to a taxable disposition of such notes may be different from the consequences discussed herein.

We will be subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes.

The 15.00%/15.00% Notes constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, a portion of the interest payable under the 15.00%/15.00% Notes would be non-deductible by Holdings and a portion would be deductible only when paid. Any limit on Holdings’ ability to deduct interest for U.S. federal income tax purposes would have the effect of increasing our taxable income and may adversely affect the cash flow available for interest payments under the 15.00%/15.00% Notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in approximately 3,800 square feet of leased office space in New York, New York. We also lease approximately 44,000 square feet in Westlake Village, California, and approximately 9,600 square feet in Minden, Nevada. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our business.

ITEM 3. LEGAL PROCEEDINGS

Bruns Class Action (the “Bruns Lawsuit”) and the related Truck Insurance Exchange (“TIE”) Declaratory Action

Bruns Lawsuit

The Bruns Lawsuit was initially filed in Orange County, California Superior Court on or about February 22, 2000 by plaintiff Dana Bruns on her behalf and on behalf of a purported class of persons in California who, during the five years prior to the filing of the lawsuit, allegedly received fax transmissions from third-party defendant Fax.Com and its advertisers, including our subsidiary, E-Commerce Exchange Inc. (“ECX”). The plaintiff alleged that the defendants sent “fax blast” transmissions to telephone facsimile machines in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”). The plaintiff sought injunctive relief, damages, attorneys’ fees and costs (i) under the TCPA and California’s Unfair Competition Act and (ii) for negligence.

As previously described in Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on November 23, 2011, the California Court of Appeals issued an opinion affirming in full the trial court’s order dismissing the plaintiff’s action and the order of final judgment in September 2011, which opinion became final in October 2011. The plaintiff filed a petition for review with the California Supreme Court, which was denied on November 16, 2011. As a result, the trial court’s prior order of final judgment dismissing the litigation with prejudice became final on February 29, 2012 and therefore all claims against ECX have been finally dismissed.

TIE Declaratory Action

Following the filing of the Bruns Lawsuit in February 2000, ECX tendered the Bruns Lawsuit to TIE, a member of Farmers Insurance Group of Companies, as a “covered” claim under insurance policies then in effect that indemnified ECX for “losses” and for costs of defense for “covered” claims. TIE agreed, subject to a reservation of rights, to assume the defense of ECX in the litigation and has paid all costs of the defense since April 2000. On or about January 29, 2010, TIE brought a declaratory judgment action in Orange County, California Superior Court against ECX and Dana Bruns (individually and as alleged class representative of all others similarly situated), asserting that the insurance policies issued to ECX do not cover the claim tendered by ECX relating to the underlying Bruns Lawsuit. TIE sought (i) a judicial declaration that it did not have a duty to defend ECX in the Bruns Lawsuit and that it had a right to withdraw its defense of ECX in such case and (ii) reimbursement from ECX of fees and costs incurred by TIE to defend ECX in the Bruns Lawsuit.

Since our last report on the TIE declaratory action in Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on November 23, 2011, all claims and matters in the subject litigation have been fully settled and released pursuant to a settlement agreement entered into by ECX and TIE in February 2012. A request for dismissal was filed with the Superior Court on February 29, 2012, and the dismissal was entered by the court on the same date. We do not expect the terms of the settlement to have a material adverse effect on our business, financial condition or results of operations.

Tisa’s Cakes Class Action

This matter related to a purported class action lawsuit initially filed on or about December 30, 2009 by plaintiff L. Green (d/b/a Tisa’s Cakes) in the U.S. District Court for the Eastern District of New York, naming iPayment and one of our subsidiaries, Online Data Corporation (“ODC”), as defendants. The plaintiff asserted claims for unjust enrichment and for declaratory judgment in connection with an early termination fee, allegedly imposed under a contract between the plaintiff and ODC and contracts between each class member and ODC, which fee the plaintiff alleged constitutes an unlawful penalty.

Since our last report on the Tisa’s Cakes class action in Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on November 23, 2011, all claims and matters in the subject litigation have been resolved amicably through a confidential settlement in which neither side admitted any liability or wrongdoing. A stipulation of dismissal with prejudice was filed with the District Court on January 12, 2012 and the subject litigation was finally settled in January 2012. We do not expect the terms of the settlement to have a material adverse effect on our business, financial condition or results of operations.

California Employment Development Department (“EDD”) Notice of Assessment

This matter relates to Notice of Assessment No. 00008, dated July 10, 2007 (the “Notice”), sent to our subsidiary, iPayment of California, LLC (“iPOC”), by the EDD for amounts claimed to be due arising during a three-year period starting April 1, 2004. The EDD determined that, during the covered period, iPOC improperly classified and treated certain individuals as independent contractors rather than as employees, and therefore failed to properly report amounts paid as “wages,” failed to withhold amounts for certain employee contributions on said wages, including withholdings for California personal income tax, and failed to remit amounts for employer contributions otherwise due on these unreported “wages.” As a result, the Notice included an assessment of approximately $1.4 million, plus an additional $0.1 million for accrued interest billed to the date of the assessment (the “Assessment”).

As previously described in Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on November 23, 2011, we are continuing to work with the EDD auditor that issued the Assessment to resolve the Assessment, have had several voluntary tax audit review conferences with the EDD auditor and senior EDD audit managers, and have submitted all additional records and information requested by the EDD relating to the Assessment. Although we cannot predict with certainty the timing of adjustment for, and the ultimate amount of, the Assessment, we do not expect the outcome of this matter and our liability associated with it to have a material adverse effect on our business, financial condition or results of operations.

Vericomm, Inc. (“Vericomm”) ISG Lawsuit

This matter relates to a lawsuit against us by Vericomm, one of our ISGs, initially filed in the U.S. District Court for the Central District of California, Western Division on January 20, 2011. Vericomm’s amended complaint, filed on October 3, 2011, alleges that we breached our contract with Vericomm by (i) incorrectly calculating, reporting and paying certain residual compensation due to Vericomm and (ii) interfering with merchant relationships in order to deprive Vericomm of residual compensation related to such merchants. Vericomm seeks damages in an amount yet to be determined, but which Vericomm believes to be in excess of $7.0 million, including general, special and punitive damages, an accounting, and other relief deemed proper.

As previously described in Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on November 23, 2011, on October 24, 2011, the parties filed a joint stipulation with the District Court, requesting that the District Court (i) enter an order pursuant to which Vericomm’s claims be submitted to arbitration, (ii) vacate any and all dates on the calendar and (iii) administratively stay the case pending a resolution of the arbitration. On November 16, 2011, the District Court granted the parties’ stipulation and entered an order upon the terms requested in the joint stipulation.

On March 13, 2012, pursuant to the District Court’s order, Vericomm filed and served an Arbitration Demand, which will be heard by Judicial Arbitration Mediation Services (“JAMS”) in Los Angeles, California. The allegations made in, and relief sought through, the Arbitration Demand are materially similar to the Vericomm FAC. Vericomm brings causes of action for (i) breach of contract; (ii) fraud; (iii) breach of the covenant of good faith and fair dealing; and (iv) accounting. We intend to continue to vigorously defend ourselves; however, at this time, the ultimate outcome of the dispute and our potential liability associated with the claims asserted against us cannot be predicted with any certainty, and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

Proceedings and claims in the ordinary course of business

We are also party to certain other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the ultimate outcome of these other matters cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, we do not believe that the outcome of any of these claims will have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within “other expense” on our consolidated statements of operations.

ITEM 4. MINE SAFETY DISCLOSURES

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2011, iPayment’s authorized capital stock consisted of 1,000 shares of common stock, $0.01 par value per share, of which 100 shares were issued and outstanding, all of which were owned by Holdings. As of December 31, 2011, Holdings’ authorized capital stock consisted of 8,000,000 shares of common stock, $0.01 par value per share, of which 4,875,000 shares were issued and outstanding, all of which were owned by iPayment Investors.

In connection with the Refinancing, Holdings issued Units that consisted of the 15.00%/15.00% Notes and the Warrants to purchase 125,000 shares of Holdings’ common stock at $0.01 per share, subject to adjustment upon the occurrence of certain events described in the warrant agreement entered into by Holdings and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) (the “Warrant Agreement”). In accordance with the terms of the Warrant Agreement, the 15.00%/15.00% Notes and the Warrants separated on November 2, 2011. The Warrants are exercisable as of the opening of business on such date until 5:00 p.m., New York City time, on November 15, 2018. Each Warrant not exercised during such period will become void and all rights thereunder and all rights in respect thereof under the Warrant Agreement will cease as of such time.

There is no established public trading market for our common stock or for the Warrants.

In 2011, iPayment paid a $135.5 million dividend to Holdings in connection with the consummation of the Refinancing and Holdings paid a $257.3 million dividend to iPayment Investors in connection with the consummation of the Refinancing. Historically, we have funded certain expenses of iPayment Investors. In August 2010, the board of directors of iPayment declared a $1.0 million dividend to iPayment Investors to cover certain operating and legal costs, including reimbursement to us of certain costs previously paid for by us on behalf of iPayment Investors. Subsequent to the dividend payment, iPayment Investors settled $1.0 million of the intercompany receivable outstanding at that time. In September 2011, iPayment declared another dividend in the amount of $0.4 million to iPayment Investors for other operating costs with which iPayment Investors subsequently settled $0.4 million of the outstanding intercompany receivable at that time.

Pursuant to the terms of credit agreement governing the Senior Secured Credit Facilities and the indentures governing the Notes, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock.

Item 6. Selected Financial Data

The following table and related footnotes thereto present the selected historical consolidated financial and other data as of and for the periods indicated of Holdings and iPayment and, in each case, their respective subsidiaries. Except as otherwise indicated in such footnotes, the selected historical consolidated financial and other data of Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries is the same.

					Period from
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	January 1 through May 23,	May 24 through December 31,
	2007	2008	2009	2010	2011	2011

(Dollars in thousands, unless otherwise indicated)	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor	Successor

Statement of Operations Data:
Revenues	$759,109	$794,825	$717,928	$699,174	$276,690	$432,124
Operating expenses:
Interchange	437,955	450,570	397,530	380,577	147,779	226,366
Other cost of services	228,537	240,880	228,253	216,873	88,474	164,378
Selling, general and administrative	21,144	20,941	20,348	13,827	6,736	10,048

Total operating expenses	687,636	712,391	646,131	611,277	242,989	400,792

Income from operations	71,473	82,434	71,797	87,897	33,701	31,332
Other income (expenses):
Interest expense, net(1)	(60,216)	(56,289)	(46,488)	(45,662)	(15,578)	(40,279)
Other	179	(750)	(1,245)	(1,058)	(18,804)	115

Total other expense(2)	(60,037)	(57,039)	(47,733)	(46,720)	(34,382)	(40,164)

Income (loss) before income taxes(3)	11,436	25,395	24,064	41,177	(681)	(8,832)
Income tax provision (benefit)(4)	6,005	10,105	8,736	18,349	335	(1,334)

Net income (loss)(5)	5,431	15,290	15,328	22,828	(1,016)	(7,498)
Less: Net income attributable to noncontrolling interests	—	(987)	(3,588)	—	—	—

Net income (loss) attributable to iPayment, Inc.	$5,431	$14,303	$11,740	$22,828	$(1,016)	$(7,498)

Balance Sheet Data (as of period end) (in thousands):
Cash and cash equivalents	33	3,589	2	1	N/A	1
Working capital (deficit)	(8,713)	(10,591)	(6,601)	(9,732)	N/A	(2,727)
Total assets(6)	767,545	768,864	745,366	735,629	N/A	999,928
Total long-term debt including current portion(7)	697,357	687,326	651,519	624,967	N/A	774,284
Stockholders’ equity(8)	17,216	26,605	43,138	72,441	N/A	152,810

Financial and Other Data:
Charge volume (in millions) (unaudited)(9)	26,797	26,783	23,526	22,653	8,733	13,928
Capital expenditures	1,110	2,374	2,304	2,925	1,571	5,917

(1)	Net interest expense of Holdings and its consolidated subsidiaries for the period from January 1 through May 23 and May 24 through December 31, 2011 were $16.5 million and $51.9 million, respectively.
(2)	Total other expense of Holdings and its consolidated subsidiaries for the period from January 1 through May 23 and May 24 through December 31, 2011 were $35.3 million and $51.8 million, respectively.
(3)	Loss before income taxes of Holdings and its consolidated subsidiaries for the period from January 1 through May 23 and May 24 through December 31, 2011 were $1.6 million and $20.5 million, respectively.
(4)	Holdings and its consolidated subsidiaries recorded income tax provision of $0.1 million for the period from January 1 through May 23, 2011 and income tax benefit of $4.2 million for the period from May 24 through December 31, 2011.
(5)	Net loss of Holdings and its consolidated subsidiaries for the period from January 1 through May 23 and May 24 through December 31, 2011 were $1.7 million and $16.4 million, respectively.
(6)	Total assets of Holdings and its consolidated subsidiaries as of December 31, 2011 is $1,003.9 million.
(7)	Total long-term debt including current portion of Holdings and its consolidated subsidiaries as of December 31, 2011 is $903.1 million.
(8)	Stockholders’ equity of Holdings and its consolidated subsidiaries as of December 31, 2011 is $28.5 million.
(9)	Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants. This data is provided to us by our third-party processing vendors and is not independently verified by us.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes financial information for Holdings and iPayment and, in each case, their respective subsidiaries. Except as otherwise indicated, the results of operations of Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries are the same. Figures presented in tables in this section of this Annual Report have been rounded and have not been adjusted to correct rounding differences.

The discussion in this section contains forward-looking statements based on management’s current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report.

Executive overview

The results of operations for the year ended December 31, 2011 are the combined results of the Predecessor and Successor entities.

We are a provider of credit and debit card payment processing services to small merchants across the United States. During December 2011, we generated revenue from approximately 192,000 merchants. Of these merchants, approximately 132,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services primarily through independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers of our products and services. We also market our services directly to merchants through electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily in our main operating center in Westlake Village, California.

Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume processed for 2011 was $22.7 billion, equal to the charge volume processed in 2010. However, our revenues increased $9.6 million or 1.4% to $708.8 million in 2011 from $699.2 million in 2010. Our net revenue increased 5.0% to $286.9 million in 2011 from $273.4 million in 2010. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Revenues increased primarily due to an increase in other revenues. Income from operations decreased 26.0% to $65.0 million during 2011 from $87.9 million during 2010, primarily as a result of increased amortization expense due to the application of ASC Topic 805 “Business Combinations.” Loss before income taxes was $9.5 million in 2011, compared with $41.2 million of income before income taxes in 2010 for iPayment and its consolidated subsidiaries. Loss before income taxes was $22.1 million in 2011, compared with $41.2 million of income before income taxes in 2010 for Holdings and its consolidated subsidiaries. Our loss before income taxes in 2011 is net of non-recurring expenses totaling $18.7 million related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for early redemption of iPayment’s senior subordinated notes and $7.5 million of strategic advisory fees discussed in “Certain Relationships and Related Transactions, and Director Independence.” Excluding these items, income or loss before income taxes would have been income of approximately $9.2 million and a loss of approximately $3.4 million for iPayment and Holdings and their consolidated subsidiaries, respectively, for the year ended December 31, 2011.

Acquisitions

Since our inception, we have expanded our card-based payment processing services through the acquisition of businesses, significant portfolios and several smaller portfolios of merchant accounts. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 56,000 active small merchants on January 1, 2003, to approximately 132,000 on December 31, 2011. In addition, primarily due to these acquisitions, our revenues grew from $226.1 million in 2003 to $708.8 million in 2011, which represents a 15.4% compound annual growth rate from 2003 to 2011.

The following table lists each of the acquisitions that we have made since December 2007:

Acquired Business or Significant Portfolio of Merchant Accounts	Date of Acquisition
Cambridge Payment Systems	December 2007
Merchant Service Center	April 2008
Central Payment Co Portfolio	November 2009
Flagship Merchant Services Portfolio	November 2010
Existing ISG Portfolio	December 2010
New ISG Portfolio	June 2011
Existing ISG Portfolio	August 2011
Existing ISG Portfolio	August 2011
Existing ISG Portfolio	September 2011

In December 2007, we entered into an agreement to purchase substantially all the assets and to assume certain liabilities of Cambridge Payment Systems (“Cambridge”). Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Cambridge is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Cambridge from January 1, 2008 were included in our consolidated financial statements.

In April 2008, we entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of Merchant Service Center, an ISG with a portfolio of merchants. Consideration included cash at closing and contingent payments based on performance in 2008, 2009, and 2010. Merchant Service Center is a provider of card-based payment transaction processing services. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed. The operating results of Merchant Service Center were included in our consolidated financial statements beginning April 1, 2008.

In November 2009, iPayment entered into a purchase and sale agreement with the shareholders of Central Payment Co., LLC (“CPC”), whereby iPayment acquired a merchant portfolio from CPC. The transaction was effective as of November 1, 2009. Consideration at closing was $23.8 million in cash. As a result of the portfolio purchase, iPayment recorded $23.8 million of intangible assets.

In November 2010, iPayment entered into a purchase and sale agreement with the shareholders of Flagship Merchant Services (“Flagship”), whereby iPayment acquired a merchant portfolio from Flagship. The consideration included cash at closing from our cash on hand and from borrowings under our then existing revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning October 1, 2010. Consideration at closing was $20.0 million in cash.

In December 2010, we entered into a purchase and sale agreement with an existing ISG whereby we acquired a merchant portfolio. Consideration at closing was $5 million in cash which was funded from borrowings under our then existing revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning December 1, 2010.

In June 2011, we entered into a purchase and sale agreement with a new ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $3.6 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning June 1, 2011.

In August 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $2.5 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning August 1, 2011.

In August 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $11.0 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning August 1, 2011.

In September 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $7.2 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning July 1, 2011.

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

Accounting for Goodwill and Intangible Assets. We follow ASC 350 “Intangibles—Goodwill and Other Topics,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

We engage, on a regular basis, an independent third party to aid management in determining the fair value of our goodwill and trade name. We also periodically evaluate the carrying value of long-lived assets in relation to the respective projected future undiscounted cash flows to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and their fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss.

Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced monthly volume attrition ranging from 1.5% to 2.5% of our total charge volume on our various merchant portfolios. We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years.

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current consolidated statements of operations and on a prospective basis until further evidence becomes apparent.

As a result of the Equity Redemption, we have determined the fair value of our intangible assets and goodwill in accordance with ASC 805, and we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets as of May 23, 2011.

Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At December 31, 2011 and 2010, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.4 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at December 31, 2011 and 2010.

Income Taxes. We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.

Components of Revenues and Expenses

Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry compliance, ancillary products and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchant’s transactions are processed. Related interchange and assessment costs are also recognized at that time. We recognize revenues derived from service fees at the time the service is performed.

We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired from FDMS are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

The most significant component of operating expenses is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are primarily based on transaction processing volume, except in the case of regulated debit transactions where they are based primarily on a per transaction basis, and are recognized at the time transactions are processed.

Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is primarily recognized using an accelerated method over a 15-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.

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

Results of Operations

The results of operations for the year ended December 31, 2011 are the combined results of the Predecessor and Successor entities. We have presented the combination of these periods to facilitate comparison of operations. Please refer to our audited consolidated statements of operations and related notes thereto for a separate presentation of the results for the Predecessor and Successor periods in accordance with GAAP.

Years ended December 31, 2011 and 2010

					Change
(Dollars in thousands, except percentages)	2011	% of Total Revenue	2010	% of Total Revenue	Amount	%

Revenues	$708,814	100.0%	$699,174	100.0%	$9,640	1.4%
Operating Expenses
Interchange	374,145	52.8	380,577	54.4	(6,432)	(1.7)
Other costs of services	252,852	35.7	216,873	31.0	35,979	16.6
Selling, general and administrative	16,784	2.4	13,827	2.0	2,957	21.4

Total operating expenses	643,781	90.9	611,277	87.4	32,504	5.3

Income from operations	65,033	9.1	87,897	12.6	(22,864)	(26.0)
Other expenses
Interest expense, net(1)	55,842	7.9	45,662	6.5	10,180	22.3
Other expense, net(2)	18,704	2.6	1,058	0.2	17,646	1,667.9

Total other expense(3)	74,546	10.5	46,720	6.7	27,826	59.6

(Loss) income before income taxes(4)	(9,513)	(1.4)	41,177	5.9	(50,690)	(123.1)
Income tax (benefit) provision (5)	(999)	(0.2)	18,349	2.6	(19,348)	(105.4)

Net (loss) income (6)	$(8,514)	(1.2)%	$22,828	3.3%	$(31,342)	(137.3)%

(1)	Net interest expense of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $68.4 million.
(2)	Net other expense of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $18.7 million.
(3)	Total other expense of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $87.1 million.
(4)	Loss before income taxes of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $22.1 million.
(5)	Income tax benefit of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $4.0 million.
(6)	Net loss of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $18.0 million.

Revenues. Revenues increased 1.4% to $708.8 million in 2011 from $699.2 million in 2010. The increase in revenues was largely due to an increase in other revenues and in merchant processing revenues, which was partially attributable to portfolio acquisitions. Our charge volume in 2011, which represents the total value of transactions processed, was comparable to 2010 at $22.7 billion, despite a 0.4% decrease in the number of transactions to 338.6 million in 2011 from 339.9 million in 2010.

Interchange Expenses. Interchange expenses decreased 1.7% to $374.1 million in 2011 from $380.6 million in 2010. Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of charge volume, driven in large part by the impact from the Durbin Amendment that became effective on October 1, 2011.

Other Costs of Services. Other costs of services increased 16.6% to $252.9 million in 2011 from $216.9 million in 2010. The increase in other costs of services was primarily due to higher sales expenses, network fees related to the increased charge volume and depreciation and amortization as a result of the equity redemption.

Selling, General and Administrative. Selling, general and administrative expenses increased 21.4% to $16.8 million in 2011 from $13.8 million in 2010. The increase is due to higher compensation expenses, professional services and other service-related expenses.

Other Expense. Total other expense increased $27.8 million to $74.5 million for iPayment and its consolidated subsidiaries in 2011 from $46.7 million in 2010. Total other expense increased $40.4 million to $87.1 million for Holdings and its consolidated subsidiaries in 2011 from $46.7 million in 2010. Other expense in 2011 primarily consisted of $18.7 million of expenses related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for the redemption of iPayment’s senior subordinated notes and $7.5 million of strategic advisory fees discussed in “Certain Relationships and Related Transactions, and Director Independence.” Interest expense increased to $55.9 million for iPayment and its consolidated subsidiaries and $68.4 million for Holdings and its consolidated subsidiaries in 2011 from $45.7 million for iPayment and its consolidated subsidiaries and $45.7 million for Holdings and its consolidated subsidiaries in 2010, largely due to a higher average debt balance as a result of the Refinancing as well as higher weighted average interest rates.

Income Tax. We recognized an income tax benefit of $1.0 million and $4.0 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2011, as compared to an income tax expense of $18.3 million for both consolidated groups in 2010. The change was primarily due to the decrease in pre-tax income resulting from the non-recurring expenses related to the Refinancing. iPayment and its consolidated subsidiaries’ effective income tax rate decreased to 10.5% for 2011, compared to 44.6% for 2010, as a result of permanent disallowance of certain Refinancing-related costs, adjustments to deferred tax liabilities and changes in unrecognized tax benefits. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 18.3% for 2011, compared to 44.6% for 2010, as a result of the aforementioned items as well as the permanent disallowance of a portion of interest accrued on the 15.00%/15.00% Notes which are considered “Applicable High Yield Discount Obligations” for tax purposes.

Years ended December 31, 2010 and 2009

		% of Total Revenue		% of Total Revenue	Change
(Dollars in thousands, except percentages)	2010		2009		Amount	%
Revenues	$699,174	100%	$717,928	100%	$(18,754)	100%
Operating expenses:
Interchange	380,577	54.4	397,530	55.4	(16,953)	(4.3)
Other cost of services	216,873	31.0	228,253	31.8	(11,380)	(5.0)
Selling, general and administrative	13,827	2.0	20,348	2.8	(6,521)	(32.0)

Total operating expenses	611,277	87.4	646,131	90.0	(34,854)	(5.4)

Income from operations	87,897	12.6	71,797	10.0	16,100	22.4
Other expenses:
Interest expense, net	45,662	6.5	46,488	6.5	826	(1.8)
Other, net	1,058	0.2	1,245	0.2	187	(15.0)

Total other expense, net	46,720	6.7	47,733	6.6	1,013	(2.1)

Income before income taxes	41,177	5.9	24,064	3.4	17,113	71.1
Income tax provision	18,349	2.6	8,736	1.2	9,613	110.0

Net income	22,828	3.3	15,328	2.1	7,500	48.9
Less: Net income attributable to noncontrolling interests	—	—	(3,588)	(0.5)	3,588	(100.0)

Net income attributable to iPayment, Inc.	$22,828	3.3%	$11,740	1.6%	$11,088	94.4%

Revenues. Revenues decreased 2.6% to $699.2 million in 2010 from $717.9 million in 2009. The decrease in revenues was largely due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Revenues increased 0.2% to $699.2 million in 2010 from $698.0 million in 2009 when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. Our charge volume, which represents the total value of transactions processed by us, declined 3.7% to $22,653 million during 2010 from $23,526 million during 2009, reflecting a smaller total number of merchant customers in 2010 compared to 2009. Revenues decreased at a lower rate than charge volume due to increases in fees charged to merchants.

Interchange. Interchange expenses decreased 4.3% to $380.6 million in 2010 from $397.5 million in 2009, due to decreased charge volume and due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Interchange expenses decreased 2.1% to $380.6 million in 2010 from $388.6 million in 2009 when the interchange expenses related to CPC are removed and we include the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.

Other Costs of Services. Other costs of services decreased 5.0% to $216.9 million in 2010 from $228.3 million in 2009. The decline was due to the deconsolidation of CPC, decreases in depreciation and amortization expense and processing costs, partially offset by increases in sales expenses and network fees.

Selling, General and Administrative. Selling, general and administrative expenses decreased 32.0% to $13.8 million in 2010 from $20.3 million in 2009. The decrease was due to reduced direct selling expenses resulting from the disposition of our equity interest in CPC during the fourth quarter of 2009. Selling, general and administrative expenses increased 3.0% to $13.8 million in 2010 as compared to $13.4 million in 2009 without selling, general and administrative expenses related to CPC. The increase was due to increased compensation expense in 2010.

Other Expense. Other expense decreased 2.1% to $46.7 million in 2010 from $47.7 million in 2009. Other expense in 2010 primarily consisted of $45.7 million of net interest expense. Interest expense decreased $0.8 million to $45.7 million in 2010 from $46.7 million in 2009, reflecting a lower average interest rate and lower funded debt.

Income Tax. Income taxes increased $9.6 million to $18.3 million in 2010 from $8.7 million in 2009 primarily due to an increase in our income before income taxes. Our effective income tax rate increased to approximately 44.6% in 2010, from approximately 36.3% in 2009, primarily due to adjustments to certain deferred tax items relating to our intangible assets. The effective income tax rate also increased due to a reduction in the value of our deferred tax assets as a result of an expected future decrease in our state tax rate. Additionally, the lower rate in 2009 compared to 2010 was partly attributable to our adoption of ASC 810, under which our income before income taxes includes 100% of earnings of our former consolidated joint venture, CPC, including earnings allocable to the noncontrolling interests in CPC, but the income tax expenses do not include any tax expenses on the noncontrolling interests’ share of earnings of CPC.

Noncontrolling Interests. There was no income attributable to noncontrolling interests in 2010 due to sale of our interest in CPC during the fourth quarter of 2009. Net income attributable to noncontrolling interests was $3.6 million in 2009.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, we had cash and cash equivalents of less than $0.1 million. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of December 31, 2011, iPayment and its consolidated subsidiaries had working deficit (current liabilities in excess of current assets) of $2.7 million compared to a net deficit of $9.7 million as of December 31, 2010. The working deficit decrease resulted primarily from an increase in accounts receivable of $6.4 million, an increase in prepaid expenses of $1.0 million, an increase in current deferred tax assets of $1.2 million, a reduction in income taxes payable of $5.4 million, and $5.8 million of paydowns on the current portion of our long term debt, offset by an increase in accounts payable of $2.6 million, an increase in accrued interest of $4.2 million, and an increase in accrued liabilities and other of $6.1 million.

As of December 31, 2011, Holdings and its consolidated subsidiaries had a working deficit (current liabilities in excess of current assets) of $2.4 million compared to a net deficit of $9.7 million as of December 31, 2010. The working deficit decrease resulted primarily from an increase in accounts receivable of $6.4 million, an increase in prepaid expenses of $1.0 million, an increase in deferred tax assets of $1.2 million, a reduction in income taxes payable of $8.2 million, and $5.8 million of paydowns on the current portion of our long term debt, offset by an increase in accounts payable of $2.6 million, an increase in accrued interest of $6.6 million, and an increase in accrued liabilities and other of $6.2 million.

We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.

We have significant outstanding long-term debt as of December 31, 2011. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 7 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of December 31, 2011, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.84 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of December 31, 2011, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.09 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

Operating activities

Net cash provided by iPayment and its consolidated subsidiaries’ operating activities was $48.4 million during 2011, consisting of a net loss of $8.5 million adjusted by depreciation and amortization of $61.8 million, non-cash interest expense and other of $9.2 million, loss on disposal of property and equipment of $0.9 million, and a net unfavorable change in operating assets and liabilities of $15.0 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011 and increases in accounts receivable and other assets, partially offset by an increase in accrued interest.

Net cash provided by Holdings and its consolidated subsidiaries’ operating activities was $43.5 million during 2011, consisting of a net loss of $18.0 million adjusted by depreciation and amortization of $61.8 million, non-cash interest expense and other of $9.4 million, loss on disposal of property and equipment of $0.9 million, and a net unfavorable change in operating assets and liabilities of $10.6 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011 and increases in accounts receivable and other assets, partially offset by an increase in accrued interest.

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

Investing activities

Net cash used in investing activities was $33.3 million during 2011. Net cash used in investing activities consisted of $7.5 million of capital expenditures, $24.3 million for acquisitions of merchant portfolios, and $1.6 million for payments for contract modifications for prepaid residual expenses and other intangible assets. We currently have no significant capital spending or purchase commitments outstanding, but expect to continue to engage in capital spending in the ordinary course of business.

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

Financing activities

Net cash used in iPayment and its consolidated subsidiaries’ financing activities was $15.1 million during 2011, consisting of proceeds from the issuance of long term debt of $785.1 million, net of discount, related to the Senior Secured Credit Facilities and the 10.25% Notes, offset by $22.1 million of debt issuance costs related to the Refinancing, $141.0 million in dividends primarily to Holdings which mostly related to the consummation of the Equity Redemption, $629.6 million of net repayments on our senior secured credit facilities and previously existing senior subordinated notes, of which $615.1 million was paid under iPayment’s previously existing senior secured credit facilities and previously existing senior subordinated notes and $14.5 million under our term facility, and $7.5 million of net repayments under our revolving facility.

Net cash used in Holdings and its consolidated subsidiaries’ financing activities was $10.1 million during 2011, consisting of proceeds from the issuance of long term debt of $910.1 million, net of discount, related to the Senior Secured Credit Facilities, the 10.25% Notes and the 15.00%/15.00% Notes, offset by $25.4 million of debt issuance costs related to the Refinancing, $257.7 million paid as a dividend in connection with the consummation of the Equity Redemption, including $0.4 million paid as a dividend to iPayment Investors, $629.6 million of net repayments on our senior secured credit facilities and previously existing senior subordinated notes, of which $615.1 million was paid under iPayment’s previously existing senior secured credit facilities and previously existing senior subordinated notes and $14.5 million under our term facility, and $7.5 million of net repayments under our revolving facility.

Net cash used in financing activities was $27.9 million in 2010, primarily consisting of repayments on iPayment’s previously existing senior secured credit facilities of $27.0 million. In August 2010, the board of directors of iPayment declared a $1.0 million dividend to our parent company, iPayment Investors, to cover certain operating and legal costs, including reimbursement to the Company of certain costs previously paid for by the Company on behalf of iPayment Investors.

Net cash used in financing activities was $38.7 million in 2009, primarily consisting of repayments on iPayment’s previously existing senior secured credit facilities of $47.0 million and $2.6 million of distributions made to the majority shareholders of our former joint venture, CPC, partially offset by $10.9 million of net borrowings under iPayment’s previously existing revolving facility.

Contractual Obligations

The following table of our material contractual obligations as of December 31, 2011 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated. The following table excludes contingent payments in connection with earnout payments related to completed acquisitions. We cannot quantify the exact amounts to be paid because they are based on future EBITDA results. We currently do not anticipate that earnout payments will be made in the near future.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	$376,000	$—	$—	$21,625	$354,375
10.25% Notes	400,000	—	—	—	400,000
Interest, net of discount and amortization(1)	377,304	63,091	126,181	125,480	62,552
Operating lease obligations	14,411	1,599	3,387	3,286	6,139
Purchase obligations and other(2)	3,238	945	1,231	1,062	—

Total contractual obligations	$1,170,953	$65,635	$130,799	$151,453	$823,066
Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	$168,112	$—	$—	$—	$168,112
Interest(1)(3)	126,449	9,927	22,187	43,901	50,434

Total contractual obligations	$294,561	$9,927	$22,187	$43,901	$218,546

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of December 31, 2011, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 7 to the consolidated financial statements.
(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors and other service-related obligations.
(3)	Assumes that (i) for all interest periods through and including May 15, 2015, Holdings will pay interest on 50% of the outstanding principal amount of its 15.00%/15.00% Notes in cash and 50% in kind and (ii) after May 15, 2015, Holdings will make all interest payments on the 15.00%/15.00% Notes entirely in cash.

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

New Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which updates Topic 220: “Comprehensive Income.” The FASB’s objective in updating this area of the codification is to increase comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update requires all non-owner changes in stockholder’s equity to be presented in either a single continuous statement of comprehensive income, or in two separate but consecutive statements. The provisions of this update are effective for interim and annual periods beginning after December 15, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The changes to GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of operations and balance sheets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of December 31, 2011, we had $376.0 million of loans outstanding under our Senior Secured Credit Facilities, all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of December 31, 2011 of approximately $3.8 million. As of December 31, 2010, $431.6 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would have resulted in net additional annual interest expense of $4.3 million.

We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of iPayment, Inc.

We have audited the accompanying consolidated balance sheets of iPayment, Inc. (the Company) as of December 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, changes in stockholder’s equity and comprehensive income, and cash flows for the period May 24, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through May 23, 2011 (Predecessor), and each of the two years in the period ended December 31, 2010 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a).These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2011 (Successor) and 2010 (Predecessor), and the consolidated results of its operations and its cash flows for the period May 24, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through May 23, 2011 (Predecessor), and each of the two years in the period ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of iPayment Holdings, Inc.

We have audited the accompanying consolidated balance sheets of iPayment Holdings, Inc. (the Company) as of December 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, changes in stockholder’s equity and comprehensive income, and cash flows for the period May 24, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through May 23, 2011 (Predecessor), and each of the two years in the period ended December 31, 2010 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a).These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment Holdings, Inc. at December 31, 2011 (Successor) and 2010 (Predecessor), and the consolidated results of its operations and its cash flows for the period May 24, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through May 23, 2011 (Predecessor), and each of the two years in the period ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 23, 2012

CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands, except share data)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	Successor	Predecessor	Successor	Predecessor

ASSETS
Current assets:
Cash and cash equivalents	$1	$1	$1	$1
Accounts receivable, net of allowance for doubtful accounts of $973 and $735 at December 31, 2011 and 2010, respectively	33,961	27,542	33,961	27,542
Prepaid expenses and other current assets	2,221	1,191	2,221	1,191
Deferred tax assets	3,306	2,073	3,306	2,073

Total current assets	39,489	30,807	39,489	30,807

Restricted cash	542	556	542	556
Property and equipment, net	6,636	4,766	6,636	4,766
Merchant portfolios and other intangible assets, net of accumulated amortization of $43,220 and $177,600 at December 31, 2011 and 2010, respectively	259,980	156,734	259,980	156,734
Goodwill	669,483	527,978	670,283	527,978
Deferred tax assets, net	—	4,324	—	4,324
Other assets, net	23,798	10,464	26,987	10,464

Total assets	$999,928	$735,629	$1,003,917	$735,629

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,826	$3,265	$5,826	$3,265
Income taxes payable	6,445	11,818	3,615	11,818
Accrued interest	6,750	2,573	9,186	2,573
Accrued liabilities and other	23,195	17,060	23,231	17,060
Current portion of long-term debt	—	5,823	—	5,823

Total current liabilities	42,216	40,539	41,858	40,539

Deferred tax liabilities, net	29,178	—	28,970	—
Long-term debt	774,284	619,144	903,141	619,144
Other liabilities	1,440	3,505	1,440	3,505

Total liabilities	847,118	663,188	975,409	663,188

Commitments and contingencies (Note 6)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2011 and 2010	165,764	20,055	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 and 50,000 shares authorized, 4,875,000 and 20 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—	45,268	20,055
(Deficit) retained earnings	(12,954)	52,386	(16,760)	52,386

Total stockholder’s equity	152,810	72,441	28,508	72,441

Total liabilities and stockholder’s equity	$999,928	$735,629	$1,003,917	$735,629

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From
	May 24 through December 31,	January 1 through May 23,	Years Ended December 31,
(Dollars in thousands)	2011	2011	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Revenues	$432,124	$276,690	$699,174	$717,928

Operating expenses:
Interchange	226,366	147,779	380,577	397,530
Other costs of services	164,378	88,474	216,873	228,253
Selling, general and administrative	10,048	6,736	13,827	20,348

Total operating expenses	400,792	242,989	611,277	646,131

Income from operations	31,332	33,701	87,897	71,797

Other expense:
Interest expense, net	40,279	15,578	45,662	46,488
Other (income) expense, net	(115)	18,804	1,058	1,245

(Loss) income before income taxes	(8,832)	(681)	41,177	24,064

Income tax (benefit) provision	(1,334)	335	18,349	8,736

Net (loss) income	$(7,498)	$(1,016)	$22,828	$15,328

Less: Net income attributable to noncontrolling interests	—	—	—	(3,588)

Net (loss) income attributable to iPayment, Inc.	$(7,498)	$(1,016)	$22,828	$11,740

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From
	May 24 through December 31,	January 1 through May 23,	Years Ended December 31,
(Dollars in thousands)	2011	2011	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Revenues	$432,124	$276,690	$699,174	$717,928

Operating expenses:
Interchange	226,366	147,779	380,577	397,530
Other costs of services	164,401	88,474	216,873	228,253
Selling, general and administrative	10,063	6,736	13,827	20,348

Total operating expenses	400,830	242,989	611,277	646,131

Income from operations	31,294	33,701	87,897	71,797

Other expense:
Interest expense, net	51,917	16,455	45,662	46,488
Other (income) expense, net	(100)	18,804	1,058	1,245

(Loss) income before income taxes	(20,523)	(1,558)	41,177	24,064

Income tax (benefit) provision	(4,163)	126	18,349	8,736

Net (loss) income	$(16,360)	$(1,684)	$22,828	$15,328

Less: Net income attributable to noncontrolling interests	—	—	—	(3,588)

Net (loss) income attributable to iPayment Holdings, Inc.	$(16,360)	$(1,684)	$22,828	$11,740

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY and COMPREHENSIVE INCOME

	Stockholder’s Equity
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Non- controlling interest	Total
(Dollars in thousands)	Shares
Predecessor:
Balance at January 1, 2009	100	$20,055	$(12,268)	$18,818	$987	$27,592

Distributions to noncontrolling interest in equity of subsidiary	—	—	—	—	(2,640)	(2,640)
Sale of interest in equity of subsidiary	—	—	—	—	(1,935)	(1,935)
Comprehensive Income:
Unrealized gain on fair value of derivatives, net of tax expense of $3,195	—	—	4,793	—	—	4,793
Net income	—	—	—	11,740	3,588	15,328

Comprehensive Income:						20,121

Balance at December 31, 2009	100	$20,055	$(7,475)	$30,558	$—	$43,138

Dividend paid to parent company	—	—	—	(1,000)	—	(1,000)
Comprehensive Income:
Unrealized gain on fair value of derivatives, net of tax expense of $4,984	—	—	7,475	—	—	7,475
Net income	—	—	—	22,828	—	22,828

Comprehensive Income:	—	—	—	—	—	30,303

Balance at December 31, 2010	100	$20,055	$—	$52,386	$—	$72,441

Dividend paid to parent company	—	—	—	(135,539)	—	(135,539)
Comprehensive Income:
Net loss	—	—	—	(1,016)	—	(1,016)

Comprehensive Income:	—	—	—	—	—	(1,016)

Balance at May 23, 2011	100	$20,055	$—	$(84,169)	$—	$(64,114)

Revaluation of equity following change of control	—	145,709	—	84,169		229,878

Successor:
Balance at May 24, 2011	100	$165,764	$—	$—	$—	$165,764

Dividend paid to parent company	—	—	—	(5,456)	—	(5,456)
Comprehensive Income:
Net loss	—	—	—	(7,498)	—	(7,498)

Comprehensive Income:	—	—	—	—	—	(7,498)

Balance at December 31, 2011	100	$165,764	$—	$(12,954)	$—	$152,810

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY and COMPREHENSIVE INCOME

	Stockholder’s Equity
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Non- controlling interest	Total
(Dollars in thousands)	Shares
Predecessor:
Balance at January 1, 2009	20	$20,055	$(12,268)	$18,818	$987	$27,592

Distributions to noncontrolling interest in equity of subsidiary	—	—	—	—	(2,640)	(2,640)
Sale of interest in equity of subsidiary	—	—	—	—	(1,935)	(1,935)
Comprehensive Income:
Unrealized gain on fair value of derivatives, net of tax expense of $3,195	—	—	4,793	—	—	4,793
Net income	—	—	—	11,740	3,588	15,328

Comprehensive Income:						20,121

Balance at December 31, 2009	20	$20,055	$(7,475)	$30,558	$—	$43,138

Dividend paid to parent company	—	—	—	(1,000)	—	(1,000)
Comprehensive Income:
Unrealized gain on fair value of derivatives, net of tax expense of $4,984	—	—	7,475	—	—	7,475
Net income	—	—	—	22,828	—	22,828

Comprehensive Income:	—	—	—	—	—	30,303

Balance at December 31, 2010	20	$20,055	$—	$52,386	$—	$72,441

Dividend paid to parent company	—	—	—	(257,335)	—	(257,335)
Issuance of common stock		1,166				1,166
Comprehensive Income:
Net loss	—	—	—	(1,684)	—	(1,684)

Comprehensive Income:						(1,684)

Balance at May 23, 2011	20	$21,221	$—	$(206,633)	$—	$(185,412)

Revaluation of equity following change of control	4,874,980	24,047	—	206,633		230,680

Successor:
Balance at May 24, 2011	4,875,000	$45,268	$—	$—	$—	$45,268

Dividend paid to parent company	—	—	—	(400)	—	(400)
Comprehensive Income:
Net loss	—	—	—	(16,360)	—	(16,360)

Comprehensive Income:	—	—	—	—	—	(16,360)

Balance at December 31, 2011	4,875,000	$45,268	$—	$(16,760)	$—	$28,508

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS

	Period From
	May 24	January 1
	through	through
	December 31	May 23	Years ended December 31,
(Dollars in thousands)	2011	2011	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities
Net (loss) income	$(7,498)	$(1,016)	$22,828	$15,328
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	45,404	16,441	41,221	45,828
Noncash interest expense and other	1,634	7,529	3,217	2,584
Loss on disposal of property and equipment	624	262	—	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	(6,467)	48	(2,465)	(1,001)
Prepaid expenses and other current assets	(123)	(457)	272	344
Other assets	(10,669)	123	(3,049)	(5,804)
Accounts payable and income taxes payable	8,056	(10,869)	2,422	3,139
Accrued interest	1,218	2,959	(151)	(313)
Accrued liabilities and other	(5,967)	7,178	(2,301)	2,600

Net cash provided by operating activities	26,212	22,198	61,994	62,705

Cash flows from investing activities
Change in restricted cash	14	—	124	9
Expenditures for property and equipment	(5,917)	(1,571)	(2,904)	(2,304)
Investment in merchant advances, net	—	—	—	4,460
Proceeds from disposition of noncontrolling interest	—	—	—	2,772
Acquisitions of businesses and portfolios	(24,300)	—	(25,000)	(24,629)
Payments related to businesses previously acquired	—	—	—	(2,734)
Payments for prepaid residual expenses	(1,035)	(539)	(6,315)	(5,126)

Net cash used in investing activities	(31,238)	(2,110)	(34,095)	(27,552)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	8,000	(15,500)	100	10,900
Repayments of debt	(14,500)	(615,138)	(27,000)	(47,000)
Net dividends paid to parent company	(5,456)	(135,539)	(1,000)	—
Proceeds from issuance of long-term debt, net of discount	—	785,125	—	—
Distributions to noncontrolling interest in equity of subsidiary	—	—	—	(2,640)
Debt issuance costs	—	(22,054)	—	—

Net cash used in financing activities	(11,956)	(3,106)	(27,900)	(38,740)

Net (decrease) increase in cash and cash equivalents	(16,982)	16,982	(1)	(3,587)
Cash and cash equivalents, beginning of period	16,983	1	2	3,589

Cash and cash equivalents, end of period	$1	$16,983	$1	$2

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$332	$11,518	$14,197	$13,712
Cash paid during the period for interest	$37,412	$11,596	$43,231	$44,218

Non-cash increase (decrease) in assets and liabilities:
Merchant portfolios and other intangible assets	$131,797	$—	$—	$—
Goodwill	$141,505	$—	$—	$—
Other assets	$(1,820)	$—	$—	$—
Accrued liabilities and other	$2,861	$—	$—	$—

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS

	Period From
	May 24 through December 31	January 1 through May 23	Years ended December 31,
(Dollars in thousands)	2011	2011	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities
Net (loss) income	$(16,360)	$(1,684)	$22,828	$15,328
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	45,404	16,441	41,221	45,828
Noncash interest expense and other	1,873	7,539	3,217	2,584
Loss on disposal of property and equipment	624	262	—	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	(6,467)	48	(2,465)	(1,001)
Prepaid expenses and other current assets	(123)	(457)	272	344
Other assets	(10,669)	123	(3,049)	(5,804)
Accounts payable and income taxes payable	5,227	(11,078)	2,422	3,139
Accrued interest	7,710	3,827	(151)	(313)
Accrued liabilities and other	(6,063)	7,311	(2,301)	2,600

Net cash provided by operating activities	21,156	22,332	61,994	62,705

Cash flows from investing activities
Change in restricted cash	14	—	124	9
Expenditures for property and equipment	(5,917)	(1,571)	(2,904)	(2,304)
Investment in merchant advances, net	—	—	—	4,460
Proceeds from disposition of noncontrolling interest	—	—	—	2,772
Acquisitions of businesses and portfolios	(24,300)	—	(25,000)	(24,629)

Payments related to businesses previously acquired	—	—	—	(2,734)
Payments for prepaid residual expenses	(1,035)	(539)	(6,315)	(5,126)

Net cash used in investing activities	(31,238)	(2,110)	(34,095)	(27,552)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	8,000	(15,500)	100	10,900
Repayments of debt	(14,500)	(615,138)	(27,000)	(47,000)
Net dividends paid to parent company	(400)	(257,335)	(1,000)	—
Proceeds from issuance of long-term debt, net of discount	—	910,125	—	—
Distributions to noncontrolling interest in equity of subsidiary	—	—	—	(2,640)
Debt issuance costs		(25,392)	—	—

Net cash used in financing activities	(6,900)	(3,240)	(27,900)	(38,740)

Net (decrease) increase in cash and cash equivalents	(16,982)	16,982	(1)	(3,587)
Cash and cash equivalents, beginning of period	16,983	1	2	3,589

Cash and cash equivalents, end of period	$1	$16,983	$1	$2

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$332	$11,518	$14,197	$13,712
Cash paid during the period for interest	$42,334	$11,596	$43,231	$44,218

Non-cash increase (decrease) in assets and liabilities:
Merchant portfolios and other intangible assets	$131,797	$—	$—	$—
Goodwill	$142,305	$—	$—	$—
Other assets	$(1,820)	$—	$—	$—
Accrued liabilities and other	$2,861	$—	$—	$—
Long-term debt	$4,922	$—	$—	$—

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

Organization

We are a provider of credit and debit card payment processing services to small merchants across the United States. We conduct all of our operations through our operating company, iPayment, Inc. (“iPayment”), and its subsidiaries. iPayment and its direct parent, iPayment Holdings, Inc. (“Holdings”), are incorporated in Delaware. Holdings is a holding company that does not have any operations or material assets other than the direct and indirect ownership of all of the capital stock of iPayment and its subsidiaries, respectively. All of the capital stock of Holdings is owned by iPayment Investors, L.P. (“iPayment Investors”). All of the partnership interests of iPayment Investors are owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, and certain entities and persons affiliated with him.

As discussed further in Note 2, on May 23, 2011, iPayment Investors and its general partner, iPayment GP, LLC (the “iPayment GP”), completed the redemption (the “Equity Redemption”) of all of the direct and indirect equity interests in iPayment Investors and the iPayment GP of (i) Gregory Daily, iPayment’s former Chairman and Chief Executive Officer and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in Investors. The Equity Redemption resulted in a change in control and accordingly has been accounted for as a business combination in accordance with ASC 805 “Business Combinations.”

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

In May 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 (the “10.25% Notes”) and entered into its new senior secured credit facilities consisting of (i) a $375.0 million term facility and (ii) a $75.0 million revolving facility (the “Senior Secured Credit Facilities”). The new revolving facility will mature on May 6, 2016, and the new term facility will mature on May 8, 2017. Also in May 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (the “15.00%/15.00% Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis. The Senior Secured Credit Facilities, the 10.25% Notes and the 15.00%/15.00% Notes are discussed further in Note 7.

The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing paid-in-kind (“PIK”) toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fee discussed in Note 10 and other related fees and expenses.

In these notes to the consolidated financial statements, we refer to the entry into the Senior Secured Credit Facilities, the offer and sale of the 10.25% Notes and the Units, including the application of the net proceeds of the 10.25% Notes and the Units and borrowings under the Senior Secured Credit Facilities as described above, as the “Refinancing.” In addition, as used in these notes to the consolidated financial statements, the term “Notes” refers collectively to the 10.25% Notes and the 15.00%/15.00% Notes.

As a result of the Refinancing, we had significant outstanding long-term debt as of December 31, 2011. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 7. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of December 31, 2011, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.84 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of December 31, 2011, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.09 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

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

As a result of the Equity Redemption, as further discussed in Note 3, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in these notes to the consolidated financial statements, the terms “during 2011” and “year ended December 31, 2011” refer to the combined results of the Predecessor and Successor entities for such period.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of iPayment include the accounts of iPayment and its wholly-owned subsidiaries of iPayment of California, LLC, 1st National Processing, Inc., E-Commerce Exchange, Inc., iPayment of Maine, Inc., Online Data Corporation, CardSync Processing, Inc., CardPayment Solutions, LLC, TS Acquisition Sub, LLC, PCS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc, NPMG Acquisition Sub, LLC, iFunds Cash Solutions, LLC, Cambridge Acquisition Sub, LLC, MSC Acquisition Sub, LLC, iScan Solutions, LLC, iPayment Acquisition Sub, LLC, iAdvantage, LLC and IPMT Transport, LLC. The consolidated financial statements of Holdings include the accounts of Holdings and the entities listed in the preceding sentence. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between the Company, including its subsidiaries, on the one hand, and their directors and officers on the other hand, are disclosed as related party transactions in Note 10 below.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As a result of the change in control discussed in Note 3 and the application of ASC 805, we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets as of May 23, 2011. The results of this valuation are further discussed in Note 3 below.

Restricted Cash

Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral.

Accounts Receivable, net

Accounts receivable are primarily amounts due from our clearing and settlement banks for revenues earned, net of related interchange and bank processing fees, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2011 and 2010 was $1.0 million and $0.7 million, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements are amortized over the useful life of the asset. For the period from May 24 through December 31, 2011, depreciation expense related to property and equipment was $1.0 million. For the period from January 1 through May 23, 2011, depreciation expense related to property and equipment was $0.6 million. Depreciation expense for property and equipment for the years ended December 31, 2010 and 2009 was $1.5 million and $1.9 million, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.

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

We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired from First Data Merchant Services Corporation are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

Other Costs of Services

Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method over a 15-year period

Amortization of Intangible Assets

The following table includes the components of our intangible assets by major class as of December 31, 2011 (in thousands):

	Merchant Portfolios	Trade name	Other Intangible Assets	Total

Gross amount	$230,680	$65,480	$7,040	$303,200
Accumulated amortization	(40,644)	—	(2,576)	(43,220)

Carrying amount	$190,036	$65,480	$4,464	$259,980

Weighted Average Useful Life	15 years	Indefinite	3 - 7 years

Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, the actual costs of revenues differ from the expected costs of revenues, we will adjust amortization expense accordingly. Historically, we have experienced an average monthly volume attrition of approximately 1.5% to 2.5% of our total charge volume.

We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the period from May 24 through December 31, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $43.2 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.5 million. For the years ended December 31, 2010 and 2009, amortization expense related to our merchant processing portfolios and other intangible assets were $39.0 million and $43.7 million, respectively.

As of December 31, 2011, estimated amortization expense for each of the five succeeding years is expected to be as follows (in thousands):

Year ended December 31,	Amount
2012	$57,234
2013	42,100
2014	28,914
2015	19,049
2016	13,362

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current consolidated statements of operations and on a prospective basis until further evidence becomes apparent. As a result of the Equity Redemption, we appraised merchant processing portfolios as of May 23, 2011. There were no unfavorable trends identified in the attrition rates used for the year ended December 31, 2011. Consequently, there were no related increases to amortization expense for these periods. Please refer to Note 3 for further discussion.

Our intangible assets are amortized over their estimated lives, except the “iPayment, Inc.” trade name, which was determined to have an indefinite life as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of the intangible asset to us, and we have no plans to cease using such name. We believe the trade name has an inherent value due to brand strength. Trade name is subject to an annual impairment test. Based on the analyses we performed as of May 31, 2011, we concluded that our trade name was not impaired.

Goodwill

We follow ASC 350 “Intangibles—Goodwill and Other Topics,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is subject to at least an annual assessment for impairment and in addition, if facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples of other publicly traded institutions in our industry, the current economic environment, and the choice of an appropriate discount rate. We completed our most recent annual goodwill and trade name impairment analysis as of May 31, 2011, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill. All goodwill impairment testing includes an independent third party valuation. We determined that no impairment charge to goodwill was required as the fair value of our reporting unit sufficiently exceeded the carrying value.

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed as of December 31, 2011, we concluded that none of our long-lived assets were impaired.

Other Assets

Other assets at December 31, 2011 and 2010, include approximately $1.0 million and $1.0 million, respectively, of notes receivable (the current portions of $0.4 million and $0.5 million are included in prepaid expenses and other current assets at December 31, 2011 and 2010, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6.5% to 15.0%, and are payable back to us through 2015. We secure the loans by attaching the ISG’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and, in certain cases, by obtaining personal guarantees from the individuals who operate the ISGs.

Also included in other assets for iPayment and its consolidated subsidiaries at December 31, 2011 and 2010, are approximately $20.4 million and $6.2 million of debt issuance costs respectively, net of accumulated amortization of $1.6 million and $10.3 million, respectively, which are being amortized over the terms of the related debt agreements using the effective interest method. Included in other assets for Holdings and its consolidated subsidiaries at December 31, 2011 and 2010, are approximately $23.6 million and $6.2 million of debt issuance costs, net of accumulated amortization of $1.8 million and $10.3 million, respectively, which are being amortized over the terms of the related debt agreements using the effective interest method.

Reserve for Losses on Merchant Accounts

We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. For the period from May 24 through December 31, 2011, provision for merchant losses was $2.5 million. For the period from January 1 through May 23, 2011, provision for merchant losses was $1.3 million. Provisions for merchant losses were $3.5 million and $4.9 million for the years ended December 31, 2010 and 2009, respectively. Provisions for merchant losses are included in other costs of services in the accompanying consolidated statements of operations. At December 31, 2011 and 2010, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.4 million, respectively.

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

We believe the carrying amounts of financial instruments at December 31, 2011 approximate fair value. Due to the short maturities of cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of December 31, 2011. We estimate their fair value to be approximately $376.0 million, considering executed trades occurring around December 31, 2011. The carrying value of the term facility under the Senior Secured Credit Facilities was $358.8 million as of December 31, 2011, net of discount of $1.7 million. We estimate its fair value to be approximately $366.8 million, considering executed trades occurring around December 31, 2011. The carrying value of the 15.00%/ 15.00% Notes was $128.9 million as of December 31, 2011, net of discount of $1.0 million. We estimate their fair value to be approximately $113.4 million, considering executed trades occurring around December 31, 2011. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.

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

The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging.” Under ASC 815, we recognized all derivatives as either other assets or other liabilities, measured at fair value. As of December 31, 2011, the Company was not a party to any derivative financial instruments.

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

Advertising Costs

We recognize advertising costs as incurred. For the period from May 24 through December 31, 2011, advertising costs were $0.1 million. For the period from January 1 through May 23, 2011, advertising costs was $0.1 million. For the years ended December 31, 2010 and 2009, advertising costs were $0.1million. Advertising costs are included in selling, general and administrative expenses.

Noncontrolling Interest

We previously owned a 20% interest in a joint venture, Central Payment Co, LLC (“CPC”). However, during the fourth quarter of 2009, we sold our 20% interest in CPC for $4.3 million. Although the sale of our equity in CPC did not require pro forma disclosure within our financial statements, within Note 14 of the Notes to the consolidated financial statements we have provided pro forma quarterly financial information presenting the effect of CPC as a deconsolidated entity. We have also included unaudited pro forma quarterly results from 2009 that remove the operating results of CPC resulting from the sale of our equity in CPC. There was no remaining noncontrolling interest at December 31, 2011 and 2010 due to the sale of our equity interest in CPC.

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

Common Stock

iPayment and Holdings have 100 and 4,875,000 shares of common stock, respectively, issued and outstanding at December 31, 2011. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for our common stock or for the Warrants.

3. Equity Redemption, Refinancing and Change in Control

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

On April 12, 2011, iPayment Investors and iPayment GP entered into a redemption agreement (the “Redemption Agreement”) with (i) Mr. Daily, (ii) the Daily Bankruptcy Trustee and (iii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in iPayment Investors (together with Mr. Daily and the Daily Bankruptcy Trustee, on behalf of the Daily bankruptcy estate, the “Daily Parties”). Pursuant to the Redemption Agreement, iPayment Investors and iPayment GP agreed to redeem from the Daily Parties, and the Daily Parties agreed to transfer and surrender to iPayment Investors and iPayment GP, as applicable, all of the equity interests of the Daily Parties in iPayment Investors and iPayment GP, representing approximately 65.8% of the outstanding equity of iPayment Investors, for an aggregate price of $118.5 million. The interests redeemed pursuant to the Redemption Agreement constituted all of the direct and indirect equity interests of the Daily Parties in the Company.

On May 6, 2011, iPayment completed the offering of the 10.25% Notes and the closing of the Senior Secured Credit Facilities. Also on May 6, 2011, Holdings completed the offering of the Units. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fee discussed in Note 10 and other related fees and expenses.

Upon the closing of the Equity Redemption, Mr. Daily resigned as a director and officer, as applicable, of iPayment GP, iPayment Investors and each of iPayment Investors’ subsidiaries, including his former positions as iPayment’s Chairman and Chief Executive Officer. In connection with Mr. Daily’s resignation, Carl Grimstad became the new Chairman and Chief Executive Officer of iPayment and Mark Monaco, iPayment’s Chief Financial Officer, became a member of iPayment’s and Holdings’ boards of directors. The Redemption Agreement includes covenants on the part of Mr. Daily not to compete with iPayment and its affiliates for one year, and not to solicit employees, independent sales agents and independent sales organizations and merchants of iPayment and its affiliates for three years, in each case from May 23, 2011, the closing date of the Equity Redemption.

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

Change of Control

In accordance with ASC 805, “Business Combinations” the Company determined that a change of control occurred as a result of the Equity Redemption requiring assets and liabilities to be recorded at fair value. The following table presents the fair values of assets acquired and liabilities assumed and is based on information that was available to us as of the closing date of the Equity Redemption, subject to additional adjustments that we recorded during the “measurement period” (not to exceed one year as defined by ASC 805) in 2011, with corresponding increases or decreases to goodwill:

	iPAYMENT, INC.	iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	May 23, 2011	May 23, 2011
	Successor	Successor

Assets:
Cash and restricted cash	$17,539	$17,539
Accounts receivable	27,494	27,494
Prepaid expenses and other current assets	1,648	1,648
Property and equipment	5,168	5,168
Merchant portfolios and other intangible assets	274,481	274,481
Other assets	23,729	27,056
Goodwill	669,483	670,283

Liabilities
Accounts payable and accrued liabilities and other	(40,350)	(41,139)
Deferred tax liabilities, net	(32,793)	(32,793)
Long term debt	(780,635)	(904,469)

Adjusted Purchase Price Allocation	$165,764	$45,268

As part of the purchase accounting for the Equity Redemption for iPayment and its consolidated subsidiaries, approximately $274.5 million was assigned to merchant portfolios and other intangible assets and $669.5 million was assigned to goodwill. Of the amount assigned to merchant portfolios and other intangible assets, $206.4 million related to merchant portfolios, $65.5 million related to a trade name for iPayment and $2.6 million was primarily attributable to software development and other intangible assets. The aforementioned amounts resulted in increases over the historical basis prior to the Equity Redemption, of $131.8 million and $141.5 million in merchant portfolios and other intangible assets and goodwill, respectively. In addition, $32.8 million was assigned to deferred tax liabilities on the cumulative step-up of assets and liabilities that were adjusted to fair value using combined federal and state tax rates.

As part of the purchase accounting for the Equity Redemption for Holdings and its consolidated subsidiaries, approximately $274.5 million was assigned to merchant portfolios and other intangible assets and $670.3 million was assigned to goodwill. Of the amount assigned to merchant portfolios and other intangible assets, $206.4 million related to merchant portfolios, $65.5 million related to a trade name for iPayment and $2.6 million was primarily attributable to software development and other intangible assets. The aforementioned amounts resulted in increases over the historical basis prior to the Equity Redemption, of $131.8 million and $142.3 million in merchant portfolios and other intangible assets and goodwill, respectively. In addition, $32.8 million was assigned to deferred tax liabilities on the cumulative step-up of assets and liabilities that were adjusted to fair value using combined federal and state tax rates.

As previously discussed, iPayment Investors and iPayment GP redeemed all of the equity interests of the Daily Parties in iPayment Investors and iPayment GP, representing approximately 65.8% of the outstanding equity of iPayment Investors, for an aggregate price of $118.5 million, implying an unadjusted purchase price for 100.0% of the Company of approximately $180.1 million. This amount is adjusted by (i) total net dividends of $134.8 million primarily to Holdings that were used to redeem and satisfy and discharge all of iPayment Investors’ then existing PIK toggle notes and to pay fees and expenses in connection with the offerings of the 10.25% Notes and the Units, and (ii) the net equity of $122.5 million recorded at Holdings and reduction of (iii) $1.2 million of equity related to the Warrants and $0.8 million of issuance costs which are eliminated in consolidation at Holdings and its consolidated subsidiaries. These adjustments resulted in an adjusted purchase price of $165.8 million for iPayment and its consolidated subsidiaries.

For Holdings and its consolidated subsidiaries, the unadjusted purchase price previously discussed of $180.1 million is adjusted by (i) net dividends of $257.3 million primarily to iPayment Investors that was used by iPayment Investors to redeem and satisfy and discharge all of its then existing PIK toggle notes and to consummate the Equity Redemption, offset by (ii) $122.5 million of net equity from Holdings. These adjustments resulted in an adjusted purchase price of $45.3 million.

In the fourth quarter of 2011, iPayment, Inc. and its consolidated subsidiaries made various adjustments to the initial purchase price allocation. Specifically, the fair value of our merchant portfolios and other intangible assets increased by $4.3 million, deferred tax liabilities decreased by $12.3 million, other assets decreased by $1.8 million, accrued liabilities and other increased by $2.9 million, and equity decreased by $2.0 million. The net effect of these adjustments resulted in a reduction to goodwill of $13.8 million.

In the fourth quarter of 2011, iPayment Holdings, Inc. and its consolidated subsidiaries made various adjustments to the initial purchase price allocation. Specifically, the fair value of our merchant portfolios and other intangible assets increased by $4.3 million, deferred tax liabilities decreased by $12.3 million, other assets decreased by $1.8 million, income taxes payable decreased by $0.04 million, accrued liabilities and other increased by $2.9 million, and equity decreased by $1.9 million. The net effect of these adjustments resulted in a reduction to goodwill of $13.7 million.

If the Equity Redemption had occurred on January 1, 2010, we would have recorded amortization expense on our merchant processing portfolios of approximately $55.1 million for the year ended December 31, 2010. If the Equity Redemption had occurred on January 1, 2011, we would have recorded amortization expense on our merchant processing portfolios of approximately $56.4 million for the year ended December 31, 2011. The Company did not identify any other changes that would have been made to the Consolidated Statements of Operations in the aforementioned periods as a result of the Equity Redemption.

We incurred $18.7 million of costs related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for early redemption of iPayment’s senior subordinated notes and $7.5 million of strategic advisory fees discussed in “Certain Relationships and Related Transactions, and Director Independence.”

4. Acquisitions

The effective date of each of the acquisitions discussed in this Note is the date the acquisition was recognized in our financial statements, unless otherwise noted. For the period from May 24 through December 31, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $43.2 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.5 million. For the years ended December 31, 2010 and 2009, amortization expense related to our merchant processing portfolios and other intangible assets was $39.0 million and $43.7 million, respectively.

Payments for Prepaid Residual Expenses

During 2011, we made payments totaling $1.6 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives.

Other Acquisitions

In November 2009, we entered into a purchase and sale agreement with the shareholders of Central Payment Co., LLC (“CPC”), whereby we acquired a portfolio of merchant accounts from CPC. The transaction was effective as of November 1, 2009. Consideration at closing was $23.8 million in cash. As a result of the portfolio purchase, we recorded $23.8 million of intangible assets.

In November 2010, we entered into a purchase and sale agreement with the shareholders of Flagship Merchant Services (“Flagship”), whereby we acquired a portfolio of merchant accounts from Flagship. Consideration at closing was $20 million in cash, which was funded from our cash on hand and from borrowings under our then existing revolving facility. The effect of the portfolio acquisition was included in our consolidated statements of operations beginning October 1, 2010.

In December 2010, we entered into a purchase and sale agreement with an existing ISG whereby we acquired a merchant portfolio. Consideration at closing was $5 million in cash which was funded from borrowings under our then existing revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning December 1, 2010.

In June 2011, we entered into a purchase and sale agreement with a new ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $3.6 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning June 1, 2011.

In August 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $2.5 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning August 1, 2011.

In August 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $11.0 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning August 1, 2011.

In September 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $7.2 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning July 1, 2011.

5. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements are amortized over the useful life of the asset. Our property and equipment is comprised of the following:

	December 31,
(Dollars in thousands)	2011	2010
Property and Equipment, net:
Machinery and equipment	$3,891	$4,636
Furniture and fixtures	729	1,068
Leasehold improvements	483	601
Computer software and equipment	2,833	4,103

	7,936	10,408
Less: accumulated depreciation	(1,300)	(5,642)

	$6,636	$4,766

6. Commitments and Contingencies

Leases

Our facilities include locations in New York, New York; Westlake Village, California; and Minden, Nevada. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2011 (in thousands):

Year ended December 31,	Amount
2012	$1,599
2013	1,797
2014	1,590
2015	1,624
2016	1,662
Thereafter	6,139

Total	$14,411

The Company has amended the original lease executed in July 2009 to increase leasing space by 12,345 square feet in Westlake Village, California. In December 2009, the Calabasas operating center moved from its current location in Calabasas, California to the new location in Westlake Village, California. Annual commitments under this lease will approximate $0.3 million.

The Company has entered into a new lease through November 2021 for 3,843 square feet in New York, New York that commenced in December 2011. In January 2012, the Nashville headquarters moved from its current location in Nashville, Tennessee to the new location in New York, New York. Annual commitments under this lease will approximate $0.5 million.

For the period from May 24 through December 31, 2011, total rent expense was $1.1 million. For the period from January 1 through May 23, 2011, total rent expense was $0.7 million. Total rent expense for the years ended December 31, 2010 and 2009 was $2.0 million, and $2.3 million, respectively.

Reserves on Merchant Accounts

Some of our merchants are required to maintain reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold these reserve cash deposits related to our merchant accounts as long as there is an exposure to loss resulting from a merchant’s processing activity. As of December 31, 2011, these reserve cash deposits totaled approximately $33.9 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve cash accounts, and accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated statements of operations.

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. After the chargeback occurs, we attempt to recover the chargeback either directly from the merchant or from the merchant’s reserve account. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. At December 31, 2011 and 2010, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.4 million, respectively.

Legal

We are party to certain legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the ultimate outcome of these matters cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, we do not believe that the outcome of any of these claims will have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within “other expense” on our consolidated statements of operations.

7. Long-Term Debt

Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	As of December 31,		As of December 31,
(Dollars in thousands)	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

Predecessor
Senior secured credit facilities:
Term facility	$—	$420,638	$—	$420,638
Revolving facility	—	11,000	—	11,000
Senior subordinated notes	—	194,500	—	194,500
Discount on Senior subordinated notes	—	(1,171)	—	(1,171)

Successor
Senior Secured Credit Facilities:
Term facility	360,500	—	360,500	—
Revolving facility	15,500	—	15,500	—
Discount on Senior Secured Credit Facilities	(1,716)	—	(1,716)	—
10.25% Notes	400,000	—	400,000	—
15.00%/15.00% Notes	—	—	129,922	—
Discount on 15.00%/15.00% Notes, net of amortization of $101	—	—	(1,065)	—

	774,284	624,967	903,141	624,967
Less: Current portion of long-term debt		(5,823)		(5,823)

Total long-term debt	$774,284	$619,144	$903,141	$619,144

On May 6, 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 and Holdings completed an offering 125,000 Units, consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 and Warrants to purchase 125,000 shares of Holdings’common stock. iPayment also completed the closing of its $450.0 million Senior Secured Credit Facilities. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fees discussed in Note 10 and other related fee and expenses.

The shares of iPayment’s common stock held by Holdings have been pledged by Holdings to secure the obligations of iPayment under the Senior Secured Credit Facilities.

10.25% Notes

The 10.25% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “10.25% Notes Indenture”), among the Company, each of the guarantors identified therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (the “Trustee”). iPayment will pay interest on the 10.25% Notes in cash on November 15 and May 15 of each year at a rate of 10.25% per annum. Interest on the 10.25% Notes will accrue from and including the issue date of the 10.25% Notes, and the first interest payment date was November 15, 2011. The 10.25% Notes will mature on May 15, 2018. The 10.25% Notes Indenture contains covenants that, among other things, restrict iPayment and its restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change its or their line of business, or enter into certain transactions with affiliates. The covenants in the 10.25% Notes Indenture generally permit iPayment to distribute funds to Holdings, to make interest payments on the 15.00%/15.00% Notes to the extent required to be paid in cash by the terms of the indenture governing such notes and for certain other operating expenses of Holdings.

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

At December 31, 2011, iPayment had $358.8 million of term loans outstanding, net of discount of $1.7 million at a weighted average interest rate of 5.75% and $15.5 million of borrowings under its revolving facility at a weighted average interest rate of 4.53%.

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

15.00%/15.00% Notes

The 15.00%/15.00% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “15.00%/15.00% Notes Indenture”), between Holdings and the Trustee. Interest on the 15.00%/15.00% Notes will accrue from and including the issue date of the 15.00%/15.00% Notes, and the first interest payment date was November 15, 2011. The 15.00%/15.00% Notes will mature on November 15, 2018. For any interest period through and including May 15, 2015, Holdings may elect to pay interest on the 15.00%/15.00% Notes (i) entirely in cash (“cash interest”) or (ii) pay interest on 50% of the outstanding principal amount of the 15.00%/15.00% Notes in cash interest and on 50% of the outstanding principal amount of the 15.00%/ 15.00% Notes by increasing the principal amount of the outstanding 15.00%/15.00% Notes or by issuing additional 15.00%/15.00% Notes (“PIK interest”). Notwithstanding the foregoing, Holdings will pay cash interest on the 15.00%/15.00% Notes to the extent that iPayment would, on the date notice of such election is required to be made, be permitted pursuant to its debt agreements to pay a dividend or distribution to Holdings in an amount sufficient to pay such cash interest on the relevant interest payment date. After May 15, 2015, Holdings will pay cash interest on the 15.00%/15.00% Notes, subject to certain rights to pay partial PIK interest for up to two additional interest periods.

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

The 125,000 Units issued by Holdings on May 6, 2011, consists of $125.0 million in aggregate principal amount of 15.00%/15.00% Notes and Warrants to purchase 125,000 shares of common stock at $0.01 per share, subject to adjustment upon the occurrence of certain events described in the warrant agreement entered into by Holdings and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) (the “Warrant Agreement”). The gross proceeds from the issuance of the Units were allocated between the 15.00%/15.00% Notes and the Warrants based on the relative fair value of the items. The fair value of the Warrants was computed using the following assumptions:

As of May 23, 2011
Common stock at fair value	$9.43
Exercise Price	$0.01
Term	7.5 years
Volatility	42.68%
Risk-free interest rate	2.54%
Dividend yield	—

The total proceeds from the issuance of the Units was $121.7 million, net of issuance costs of $3.3 million. The valuation resulted in $1.2 million of the gross proceeds being allocated to the Warrants and accordingly, was recorded as a debt discount as of May 23, 2011.

In accordance with the terms of the Warrant Agreement, the 15.00%/15.00% Notes and the Warrants separated on November 2, 2011, which is 180 days after the issue date of the Units. The Warrants are exercisable as of the opening of business on such date until 5:00 p.m., New York City time, on November 15, 2018. Each Warrant not exercised during such period will become void and all rights thereunder and all rights in respect thereof under the Warrant Agreement will cease as of such time. No warrants were exercised as of December 31, 2011.

The descriptions set forth in this Note are intended to be summaries only, are not complete and are qualified in their entirety by reference to the full and complete terms contained in the 10.25% Notes Indenture (including the form of the notes attached thereto), the 15.00%/15.00% Notes Indenture (including the form of the notes attached thereto), the Credit Agreement and the Warrant Agreement. Copies of the 10.25% Notes Indenture and the Credit Agreement are included as Exhibits 4.1 and 10.1, respectively, to iPayment’s Report on Form 8-K filed with the SEC on May 12, 2011, and copies of the 15.00%/15.00% Notes Indenture and the Warrant Agreement are included as Exhibits 4.3 and 10.29, respectively, to the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011.

iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities and 10.25% Notes of $10.4 million and $9.9 million, respectively, as of December 31, 2011. Holdings had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $3.2 million and a debt discount related to the Warrants of $1.1 million as of December 31, 2011.

These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.

Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities and the 10.25% Notes were $1.0 million and $0.6 million, respectively, for the period from May 24 through December 31, 2011. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was less than $0.2 million for the period from May 24 through December 31, 2011. Amortization expense of iPayment and its consolidated subsidiaries related to iPayment’s previously existing senior secured credit facilities and senior subordinated notes were $0.4 million and $0.4 million, respectively, for the period from January 1 through May 23, 2011. Amortization expense of Holdings related to the 15.00%/15.00% Notes was less than $0.1 million for the period from January 1 through May 23, 2011. The remaining unamortized balance of debt issuance costs related to iPayment’s previously existing senior secured credit facilities and senior subordinated notes, as well as the remaining unamortized net discount on iPayment’s senior subordinated notes in the amount of $2.2 million, $3.3 million and $1.0 million, respectively, were written off to other expense as a result of the Refinancing.

The maturities of long-term debt (before unamortized discount) for iPayment Holdings, Inc. and its consolidated subsidiaries as of December 31, 2011 are as follows (in thousands):

Year ending December 31,	Amount
2012	$—
2013	—
2014	—
2015	2,375
2016	19,250
Thereafter	884,297

Total	$905,922

8. Income Taxes

We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. As of December 31, 2011, we have income taxes payable of $6.4 million and $3.6 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively.

The provision for income taxes and liabilities for the years ended December 31, 2011, 2010 and 2009, was comprised of the following:

iPAYMENT, INC.

PROVISION FOR INCOME TAXES AND LIABILITIES

	Period From
	May 24 through	January 1 through
	December 31	May 23,	Years Ended December 31,
(Dollars in thousands)	2011	2011	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Current:
Federal	$5,688	$307	$14,374	$11,736
State	751	28	1,942	2,435
Deferred:
Federal	(6,768)	—	993	(5,146)
State	(583)	—	—	—
Change in valuation allowance	362	—	(238)	81
Changes in uncertain tax positions	(784)	—	1,278	(370)

Total income tax provision	$(1,334)	$335	$18,349	$8,736

iPAYMENT HOLDINGS, INC.

PROVISION FOR INCOME TAXES AND LIABILITIES

	Period From
	May 24	January 1
	through	through
	December 31	May 23,	Years Ended December 31,
(Dollars in thousands)	2011	2011	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Current:
Federal	$3,212	$115	$14,374	$11,736
State	606	11	1,942	2,435
Deferred:
Federal	(6,964)	—	993	(5,146)
State	(595)	—	—	—
Change in valuation allowance	362	—	(238)	81
Changes in uncertain tax positions	(784)	—	1,278	(370)

Total income tax provision	$(4,163)	$126	$18,349	$8,736

We have income tax benefits of $1.3 million and $4.2 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the period from May 24 through December 31, 2011. We have income tax benefits of $1.0 million and $4.0 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2011, in each case, compared to income tax expense of $18.3 million in 2010.

The differences between the federal statutory tax rate of 35.0% and effective tax rates are primarily due to state income tax provisions, and changes in uncertain positions, as follows:

iPAYMENT, INC.

EFFECTIVE TAX RATES

	Period From
	May 24	January 1
	through	through
	December 31	May 23,	Years Ended December 31,
	2011	2011	2010	2009
	Successor	Predecessor	Predecessor	Predecessor

Statutory Rate	35.0%	35.0%	35.0%	35.0%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	(6.4)	(4.2)	4.6	5.0
Adjustments to deferred taxes	(17.9)	—	—	—
Permanent differences	(1.8)	(80.1)	0.2	(4.0)
Changes in valuation allowance	(4.1)	—	—	—
Changes in uncertain positions	8.9	—	3.0	(2.0)
Other	1.4	—	1.8	2.3

Total	15.1%	(49.3)%	44.6%	36.3%

iPAYMENT HOLDINGS, INC.

EFFECTIVE TAX RATES

	Period From
	May 24	January 1
	through	through
	December 31	May 23,	Years Ended December 31,
	2011	2011	2010	2009
	Successor	Predecessor	Predecessor	Predecessor

Statutory Rate	35.0%	35.0%	35.0%	35.0%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	(2.0)	(0.7)	4.6	5.0
Adjustments to deferred taxes	(7.7)	—	—	—
Permanent differences	(7.7)	(42.4)	0.2	(4.0)
Changes in valuation allowance	(1.8)	—	—	—
Changes in uncertain positions	3.8	—	3.0	(2.0)
Other	0.7	—	1.8	2.3

Total	20.3%	(8.1)%	44.6%	36.3%

Effective income tax rate decreased to 15.1% and 20.3% for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the period from May 24 through December 31, 2011. We have an effective income tax rate of 10.5% and 18.3% for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2011, in each case, compared to effective income tax rate of 44.6% in 2010.

iPayment and its consolidated subsidiaries’ effective income tax rate decreased to 10.5% for 2011, compared to 44.6% for 2010, as a result of permanent disallowance of certain Refinancing-related costs, adjustments to deferred tax liabilities and changes in unrecognized tax benefits. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 18.3% for 2011, compared to 44.6% for 2010, as a result of the aforementioned items as well as the permanent disallowance of a portion of interest accrued on the 15.00%/15.00% Notes which are considered “Applicable High Yield Discount Obligations” for tax purposes.

Deferred income tax assets are included as a component of other assets in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and were comprised of the following:

DEFERRED INCOME TAX ASSETS AND LIABILITIES

	As of December 31,
(Dollars in thousands)	2011	2010
	Successor	Predecessor
Current deferred tax assets:
State taxes	$33	$—
Reserves	2,745	1,063
Gain on sale of noncontrolling interest	293	362
Accrued liabilities	617	—
Other	610	790
Valuation allowances	(957)	(31)

Total current deferred tax assets	3,341	2,184

Current deferred tax liabilities:
Prepaid expenses	(35)	(111)
Other	—	—

Total current deferred tax liabilities	(35)	(111)

Net current deferred tax asset	$3,306	$2,073

Long-term deferred tax assets:
Net operating loss	$1,258	$1,865
Cancellation of debt income	—	549
Gain on sale of noncontrolling interest	—	258
Other(1)	698	15,810
Residual Buyout	1,150	—
Valuation allowances	(692)	(558)

Total long-term deferred tax assets(2)	2,414	17,924

Long-term deferred tax liabilities:
Intangible assets, net of depreciation and amortization	(28,754)	(4,088)
Goodwill	(2,697)	(9,512)
Other	(141)	—

Total long-term deferred tax liabilities	(31,592)	(13,600)

Net long-term deferred tax (liabilities) assets(3)	$(29,178)	$4,324

(1)	Other long-term deferred tax assets of Holdings and its consolidated subsidiaries as of December 31, 2011 is $0.9 million.
(2)	Total long-term deferred tax assets of Holdings and its consolidated subsidiaries as of December 31, 2011 is $2.6 million.
(3)	Net long-term deferred tax liabilities of Holdings and its consolidated subsidiaries as of December 31, 2011 is $29.0 million.

ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.

As of December 31, 2011, our liabilities for unrecognized tax benefits totaled $1.4 million, and are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. We recognized less than $0.1 million of interest and penalties for both periods from May 24 through December 31, 2011 and January 1 through May 23, 2011. The balance of accrued interest and penalties recorded in the consolidated balance sheets at December 31, 2011 was $0.2 million.

The following table presents a rollforward of our unrecognized tax benefits:

(Dollars in thousands)	iPAYMENT, INC	iPAYMENT HOLDINGS, INC

Balance at December 31, 2010	$2,725	$2,725

Reductions due to lapse of the applicable statute of limitations	(834)	(834)
Decrease in prior year tax positions	(469)	(469)
Increase for tax positions taken during the current period	4	4

Balance at December 31, 2011	$1,426	$1,426

As of December 31, 2011, the total amount of unrecognized tax benefits that would affect the tax rate, if recognized, would be $0.1 million.

We file federal income tax returns and various state. With limited exceptions, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to 2007.

At December 31, 2011, we had state net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2021. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011, we had $1.6 million of valuation allowances on deferred tax assets for iPayment and Holdings. The net deferred taxes recorded at December 31, 2011, represent amounts that are more likely than not to be utilized in the near term.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In the event the Company has an assessment from a taxing authority, any resulting interest and penalties are recognized as a component of income tax expense.

During the first quarter of 2012, we made tax payments totaling $2.7 million to cover federal and state taxes payable relating to 2011.

9. Comprehensive Income

Comprehensive income includes our net income plus the net-of-tax impact of fair value changes in our interest rate swap agreements, which expired on December 31, 2010. There was no swap agreement and no other comprehensive income for the year ended December 31, 2011. Other comprehensive income for years ended December 31, 2010 and 2009 was $7.5 million and $4.8 million, respectively. Changes in fair value, net of tax, on our swap agreements amounted to $7.5 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively. The related deferred tax expense was $5.0 million and $3.2 million for the years ended December 31, 2010 and 2009, respectively.

10. Related Party Transactions

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

In 2010, iPayment and the financial services firm Perella Weinberg Partners LP (“Perella Weinberg”) entered into an engagement letter providing for Perella Weinberg to act as our financial advisor in connection with a potential change of control or similar transaction involving the Company. In March 2010, Adaero Holdings, LLC (“Adaero”), an entity majority owned and controlled by Mark Monaco, entered into a consulting agreement with Perella Weinberg. Mr. Monaco became Chief Financial Officer of iPayment in October 2010 and a member of the boards of directors of iPayment and Holdings following the Refinancing. When the Equity Redemption was consummated, we paid to Perella Weinberg a transaction fee of approximately $7.5 million pursuant to such engagement letter and, following such payment, Perella Weinberg made a payment of $1.0 million to Adaero pursuant to the consulting agreement described above.

11. Significant Concentration

Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2011, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 1% of revenues during any of the periods presented. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo.

12. Segment Information and Geographical Information

We consider our business activities to be in a single reporting segment. For years ended December 31, 2011, 2010, and 2009, we derive greater than 89%, 90%, and 90%, respectively, of our revenue and results of operations from processing revenues and other fees from card-based payments. Substantially all revenues are generated in the United States.

13. Employee Agreements and Employee Benefit Plans

We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the Plan, we may match contributions of up to 3% of a participant’s salary. For the period from May 24 through December 31, 2011, employer contribution was $0.1 million. For the period from January 1 through May 23, 2011, employer contribution was $0.1 million. Employer contributions for the years ended December 31, 2011, 2010, and 2009 were $0.2 million, $0.2 million, and $0.2 million, respectively.

14. Summarized Quarterly Financial Data

The following unaudited schedule indicates our quarterly results of operations for 2011, 2010 and 2009 (in thousands, except charge volume). We have also included unaudited pro forma quarterly results from 2009 that remove the operating results of CPC resulting from the sale of our equity in CPC. Within the unaudited pro forma results for 2009, we have also included the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009.

(Dollars in thousands, except noted otherwise)	1st Quarter	April 1 through May 23, 2011	May 24, through June 30, 2011	2nd Quarter	3rd Quarter	4th Quarter	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
	Predecessor	Predecessor	Successor	Successor	Successor	Successor
2011 - iPAYMENT, INC.
Revenue	$169,613	$107,077	$77,519	N/A	$181,003	$173,602	$708,814
Interchange	90,728	57,051	42,262	N/A	100,396	83,709	374,146
Other cost of services	44,399	27,939	20,274	N/A	47,221	52,096	191,929
Selling, general, and administrative	4,290	2,446	1,728	N/A	3,848	4,472	16,784
Income from operations	19,854	13,847	7,424	N/A	10,710	13,198	65,033
Depreciation and amortization	10,342	5,794	5,831	N/A	18,828	20,129	60,924
Net income (loss) attributable to iPayment, Inc.	7,562	(8,578)	119	N/A	(3,621)	(3,996)	(8,514)
Charge Volume (in millions, unaudited)	5,385	3,383	2,425	N/A	5,872	5,596	22,661

2011 - iPAYMENT HOLDINGS, INC.
Revenue	$169,613	$107,077	$77,519	N/A	$181,003	$173,602	$708,814
Interchange	90,728	57,051	42,262	N/A	100,396	83,709	374,146
Other cost of services	44,399	27,939	20,274	N/A	47,221	52,119	191,952
Selling, general, and administrative	4,290	2,446	1,728	N/A	3,848	4,487	16,799
Income from operations	19,854	13,847	7,424	N/A	10,710	13,158	64,993
Depreciation and amortization	10,342	5,794	5,831	N/A	18,828	20,129	60,924
Net income (loss) attributable to iPayment, Inc.	7,562	(9,246)	(1,472)	N/A	(7,538)	(7,350)	(18,044)
Charge Volume (in millions, unaudited)	5,385	3,383	2,425	N/A	5,872	5,596	22,661

2010 - iPAYMENT, INC. and iPAYMENT HOLDINGS, INC.
Revenue	$159,540	N/A	N/A	$183,933	$175,098	$180,603	$699,174
Interchange	90,997	N/A	N/A	98,544	97,200	93,836	380,577
Other cost of services	50,601	N/A	N/A	55,605	54,064	56,603	216,873
Selling, general, and administrative	3,082	N/A	N/A	3,303	3,771	3,671	13,827
Income from operations	14,860	N/A	N/A	26,481	20,063	26,493	87,897
Depreciation and amortization	10,625	N/A	N/A	10,148	9,683	10,765	41,221
Net income attributable to iPayment, Inc.	2,220	N/A	N/A	8,309	5,217	7,082	22,828
Charge Volume (in millions, unaudited)	5,541	N/A	N/A	5,853	5,718	5,541	22,653

2009 - iPAYMENT, INC. and iPAYMENT HOLDINGS, INC.
Revenue	$170,053	N/A	N/A	$190,745	$182,716	$174,414	$717,928
Interchange	96,910	N/A	N/A	103,575	101,975	95,070	397,530
Other cost of services	55,368	N/A	N/A	60,574	56,147	56,164	228,253
Selling, general, and administrative	4,992	N/A	N/A	5,138	5,149	5,069	20,348
Income from operations	12,783	N/A	N/A	21,456	19,445	18,113	71,797
Depreciation and amortization	11,956	N/A	N/A	12,160	10,781	10,931	45,828
Net income (loss) attributable to iPayment, Inc.	(210)	N/A	N/A	4,224	3,741	3,985	11,740
Charge Volume (in millions, unaudited)	5,737	N/A	N/A	6,091	6,030	5,668	23,526

2009 - PRO FORMA - iPAYMENT, INC. and iPAYMENT HOLDINGS, INC.
Revenue, unaudited	$165,349	N/A	N/A	$185,082	$175,766	$171,765	$697,962
Interchange, unaudited	95,254	N/A	N/A	100,814	98,645	93,862	388,575
Other cost of services, unaudited	54,915	N/A	N/A	59,551	54,835	55,625	224,926
Selling, general, and administrative, unaudited	3,091	N/A	N/A	3,083	2,971	4,283	13,428
Income from operations, unaudited	12,089	N/A	N/A	21,635	19,314	17,994	71,032
Depreciation and amortization, unaudited	12,905	N/A	N/A	13,110	11,728	11,247	48,990

15. Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance of these consolidated financial statements. There were no subsequent events that required disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

During the twelve months ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information about our directors and executive officers as of December 31, 2011:

Name and Age	Principal Occupation, Business Experience, Directorships and Education

Carl A. Grimstad Chairman, Chief Executive Officer and President of iPayment and Chief Executive Officer, President and Director of Holdings Age 44	Carl Grimstad co-founded iPayment and is the Company’s Chairman, President and CEO. In 2003, Mr. Grimstad led iPayment in a successful IPO. Mr. Grimstad was instrumental in taking iPayment private in 2006. Mr. Grimstad has served since 1995 as the managing partner of GS Capital, LLC, a private investment company. Mr. Grimstad and his family are active supporters of various charities including the Nashville Zoo and the Sexual Assault Center. Mr. Grimstad currently serves as a board member of the Nashville Symphony and as a board member of the Oasis Center, a safe haven for children in trouble. In the past, Mr. Grimstad has served as a trustee of the Cheekwood Botanical Gardens. Mr. Grimstad graduated with a B.A. in Economics from Boston University in 1989.

Mark C. Monaco Chief Financial Officer, Executive Vice President, Treasurer and Director of iPayment and Holdings Age 46	Mark C. Monaco has served as iPayment’s Chief Financial Officer since October 2010 and as a member of iPayment’s board of directors since May 2011. From February 2007 to January 2009, Mr. Monaco served as Head of Principal Investments at Brooklyn NY Holdings, LLC, the investment organization of the Alfred Lerner Family. From June 1996 to January 2007, Mr. Monaco was a Managing Director at Windward Capital Management, LLC, a middle market private equity firm focused on financial and business services investments. During his tenure at Windward, Mr. Monaco served as Chairman of Retriever Payment Systems, Inc., a merchant acquiring organization, from 2000 to 2004, when it was acquired by National Processing Company. Prior to joining Windward Capital, Mr. Monaco was at Credit Suisse First Boston, serving as the Director of Finance and Corporate Development after several years in the financial institutions group with the firm’s investment banking department. Mr. Monaco earned his MBA in finance from The University of Pennsylvania, The Wharton Graduate School of Business, and received his undergraduate degree from Harvard University.

Robert S. Torino Chief Operating Officer and Executive Vice President of iPayment and Chief Operating Officer, Executive Vice President and Assistant Secretary of Holdings Age 58	Robert S. Torino has served as our Chief Operating Officer since 2006. From 2002 to 2006, he served as our Executive Vice President of Financial Operations and from January 2001 to September 2002, he served as our Chief Financial Officer. From October 1999 to April 2000, Mr. Torino served as Chief Executive Officer of M80 Technologies, Inc., a start-up software development company. Mr. Torino served as President and Chief Executive Officer of TRUE Software Inc., a software development company, from April 1995 until its acquisition by McCabe & Associates in October 1999. Mr. Torino held various senior level positions in both operations and finance prior to employment with iPayment. Mr. Torino graduated magna cum laude from Boston College with a degree in accounting.

Nasir Shakouri Senior Vice President of Sales & Marketing of iPayment Age 34	Nasir Shakouri has served as our Senior Vice President of Sales and Marketing since 2006. From April 2003 to January 2006, he served as our Vice President of Finance. Mr. Shakouri was previously in the Audit group at Arthur Andersen and Ernst & Young specializing in Technology, Retail & Consumer Products in Los Angeles, California. Mr. Shakouri graduated with a B.S. in Accounting and Finance from California State Polytechnic University, San Luis Obispo.

John S. Hong Vice President of Information Technology of iPayment Age 40	John S. Hong has served as our Vice President of Information Technology since 2007 with responsibility for all iPayment’s software and systems. From 2004 until 2007 he served as our Director of Information Technology. Mr. Hong’s extensive merchant bankcard knowledge comes from over 15 years of experience working for Comerica Bank, Imperial bank and Wells Fargo among others. Mr. Hong earned his B.S. in Computer Science from University of Riverside.

Bronson L. Quon Vice President of Finance and Corporate Controller of iPayment Age 34	Bronson L. Quon has served as our Vice President of finance and Corporate Controller since August 2008. From July 2003 to July 2008, Mr. Quon served as our Director of Corporate Accounting. Prior to joining iPayment, Mr. Quon worked in the Assurance & Advisory practices at both Deloitte & Touche LLP and Arthur Andersen, LLP, serving in Retail & Consumer Products, Oil & Gas and the Aerospace industries from May 2000 to July 2003. Mr. Quon earned his B.S. in Accounting from California State Polytechnic University, San Luis Obispo and obtained his CPA license in 2003.

John A. Vickers Director of iPayment and Holdings Age 49	John A. Vickers has served as a member of iPayment’s and Holdings’ boards of directors since September 2011. Mr. Vickers is currently Chairman and Chief Executive Officer of Tishman Realty Corporation and the Tishman Hotel Corporation, having served the Tishman organization for 27 years in various positions. He is responsible for Tishman’s owned portfolio of hotels and for overseeing all of the firm’s service divisions. Mr. Vickers was also Vice Chairman and Principal of Tishman Construction Corporation prior to its sale to AECOM in July 2010.

Director Qualifications

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors are committed to employing their skills and abilities to aid the long-term interests of the stakeholders of iPayment. Our directors are knowledgeable and experienced in multiple business endeavors which further qualifies them for service as members of the board of directors. In particular, the members of our board of directors considered the following important characteristics: (i) Mr. Grimstad has extensive knowledge of our business and the payment processing industry generally, having served as President of iPayment since its inception and having significant involvement in the day-to-day oversight of iPayment’s business operations, (ii) Mr. Monaco has more than 20 years of financial experience, as well as direct experience in the payment industry and (iii) Mr. Vickers has over 25 years of business experience in the hospitality and real estate industries and is currently Chairman and Chief Executive Officer of Tishman Realty Corporation and Tishman Hotel Corporation.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors, consultants and employees, including the Chief Executive Officer and the Chief Financial Officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. A copy of the Code of Ethics is incorporated by reference in this Annual Report. We will disclose amendments to provisions of the Code of Ethics by posting such amendments on our website. In addition, any such amendments, as well as any waivers of the Code of Ethics for directors or executive officers will be disclosed in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Neither Holdings nor iPayment has a class of equity securities registered pursuant to Section 12 of the Exchange Act, and therefore, their directors, officers and 10% shareholders are not required to make Section 16 filings.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The primary goals of our executive compensation program are to link the interests of management and stockholders, attract and retain a highly-skilled executive team, and base rewards on both personal and corporate performance.

As a private company, we do not have a compensation committee. Each of iPayment’s and Holdings’ board of directors is currently composed of Messrs. Grimstad, Monaco and Vickers. The board of directors of iPayment and the board of directors of Holdings are collectively referred to in this section as the “board.” The board, in consultation with other executive officers, establishes policies and makes decisions regarding compensation of directors and executive officers. The executive compensation program currently contains two elements:

•	competitive base salaries, and

•	annual cash incentives determined by the performance of each executive officer and the Company against targets at the determined of the board.

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

Stock-based compensation. We currently have no share-based compensation plans. However, iPayment Investors intends to adopt, or cause Holdings to adopt, a management equity program pursuant to which members of management would be issued equity interests, options or similar rights representing, in the aggregate, up to 20% of the outstanding equity of the issuer thereof on a fully-diluted basis. iPayment Investors also intends to effect a merger of itself into Holdings, with Holdings being the surviving corporation in such merger.

Retirement plan. Certain executive officers participate in iPayment’s defined contribution plan. iPayment’s contributions to its defined contribution plan on behalf of the named executive officers are shown in the “All Other Compensation” column of the Summary compensation table below.

On November 7, 2011, the board of directors of iPayment approved the iPayment Deferred Compensation Plan and the iPayment Executive Retention Plan (each, a “Plan” and collectively, the “Plans”). Each Plan is comprised of the Executive Nonqualified Excess Plan Document (the “Plan Document”) and an Executive Nonqualified Excess Plan Adoption Agreement (collectively, the “Adoption Agreements”). Each Plan is a nonqualified, unfunded plan intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. Each Plan will be effective January 1, 2012.

The board of directors of iPayment will have sole discretion in determining which employees of the Company are eligible for participation in the Plans. The board of directors of iPayment has formed a Deferred Compensation Committee to manage the Plans on behalf of the Company, which committee will initially include Mr. Monaco and David Cronin, iPayment’s Senior Vice President, Human Resources.

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

The Plans may be amended or terminated at any time at the sole discretion of the board of directors of iPayment, subject to certain limitations and requirements set forth in the Plan Document.

The foregoing description of the Plans is not complete and is qualified in its entirety by reference to the Plan Document and the Adoption Agreements, which are filed as Exhibits 10.3 through 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the SEC on November 14, 2011 and are incorporated herein by reference.

Summary. The board believes that the combination of competitive base salaries and annual incentives paid in cash comprise a highly-effective and motivational executive compensation program, which works to attract and retain talented executives and strongly aligns the interests of senior management with those of the stockholders of the Company in seeking to optimize long-term performance. The board has reviewed the total compensation received by the executive officers during the year ended December 31, 2011, and has determined that those amounts were not excessive or unreasonable.

The following table sets forth the compensation for the fiscal years 2011, 2010 and 2009 for: (i) each individual serving as the Company’s principal executive officer or acting in a similar capacity during any part of 2011; (ii) each individual serving as the Company’s principal financial officer or acting in a similar capacity during any part of 2011; and (iii) the other three most highly compensated executive officers who were serving as executive officers at December 31, 2011.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary		Bonus	All Other Compensation		Total

Carl A. Grimstad Chairman, Chief Executive Officer and President	2011	$1,000,000		$1,000,000	$83,000	(1)(2)	$2,083,000
	2010	708,000		—	—		708,000
	2009	300,000		1,000,000	—		1,300,000

Mark C. Monaco Executive Vice President, Chief Financial Officer, Treasurer and Director	2011	$600,000		$300,000	$24,000	(1)(2)(5)	$924,000
	2010	125,000	(3)	—	—		125,000
	2009	—		—	—		—

Robert S. Torino Chief Operating Officer and Executive Vice President	2011	$316,000		$250,000	$68,000	(4)	$634,000
	2010	296,000		—	60,000	(4)	356,000
	2009	296,000		220,000	60,000	(4)	576,000

Nasir Shakouri Senior Vice President of Sales & Marketing	2011	$200,000		$200,000	$—		$400,000
	2010	179,000		—	—		179,000
	2009	150,000		150,000	—		300,000

John Hong Vice President of Information Technology	2011	$171,000		$140,000	$—		$311,000
	2010	150,000		—	—		150,000
	2009	140,000		125,000	—		265,000

Gregory S. Daily Former Chairman and Chief Executive Officer	2011	$395,000	(6)	$—	$8,000	(5)	$403,000
	2010	708,000		—	16,500	(5)	724,500
	2009	187,500		1,000,000	3,750	(5)	1,191,250

(1)	For Mr. Grimstad and Mr. Monaco, includes $12,500 each for Board of Director fees
(2)	The amounts in this column include, the aggregate incremental cost to iPayment of providing personal benefits. For Mr. Grimstad and Mr. Monaco, the figure in this column for 2011 includes approximately $71,000 and $10,000, respectively, for the personal use of iPayment’s aircraft. This value is based on the variable cost per flight hour which consists of the hourly operating fee charged by the aircraft’s operator and other miscellaneous variable costs. The value excludes non-variable costs, such as management fees, fractional ownership commitment fees and any other costs not specifically related to trips. On certain occasions, the executive’s spouse or other family member may accompany the executive on a business flight. Typically, there are no additional incremental costs associated with such spousal or family travel.
(3)	Represents Mr. Monaco’s salary for the period commencing upon his hiring on October 15, 2010 and ending on December 31, 2010
(4)	Represents housing reimbursements made to Mr. Torino.
(5)	For Mr. Daily and Mr. Yazdian, the amounts in this column represent only the Company’s 401(k) plan matching contribution and for Mr. Monaco, the amount includes $1,500 of such matching contribution.
(6)	Represents Mr. Daily’s salary for the period from January 1, 2011 through May 23, 2011

Compensation of directors

All directors are paid a total annual retainer of $50,000, inclusive, for their service as a director on the boards of iPayment and Holdings.

The following table sets forth the compensation earned by the individuals serving as non-employee directors during 2011:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total
John A. Vickers	$12,500	$12,500

Compensation Committee Interlocks and Insider Participation

As a private company, we do not have a compensation committee. The board, in consultation with the other executive officers, establishes policies and makes decisions regarding compensation of directors and executive officers.

Employment contracts, termination of employment and change in control arrangements

Carl A. Grimstad

Mr. Grimstad does not currently have an employment agreement with the Company. Mr. Grimstad intends to continue to serve as our Chairman, Chief Executive Officer and President, pursuant to at-will employment arrangements. The board determined to increase the annual base salary of Mr. Grimstad to $1.0 million as of June 1, 2010. In addition, Mr. Grimstad is entitled to receive those employee benefits generally provided to our executive employees.

Mark C. Monaco

On March 4, 2011, we entered into an employment agreement with our Chief Financial Officer, Mark C. Monaco. Mr. Monaco has served as iPayment’s Chief Financial Officer since October 15, 2010.

Mr. Monaco’s employment agreement provides for an initial employment period of three years, with automatic successive one-year extensions unless terminated by either party. As provided in the employment agreement, Mr. Monaco will receive (i) a minimum base salary of $600,000 per year; (ii) the potential to earn an annual bonus equal to 100% of his then-current base salary based on his achievements and certain corporate performance goals that may be established by the board of iPayment from time to time; (iii) the grant of equity awards if and when Investors adopts an equity compensation program; (iv) reimbursement of up to $21,000 for professional fees incurred in connection with the negotiation of the employment agreement and (v) other benefits, such as participation in the Company’s employee benefit plans, policies, programs and arrangements, as well as reimbursement of certain business and entertainment expenses and indemnification on the same basis as other executives of the Company.

The employment agreement further provides that, if Mr. Monaco’s employment is terminated due to death, mutual agreement, “cause,” “disability” or otherwise without “good reason,” as those terms are defined in the employment agreement, Mr. Monaco will be entitled to receive (i) any accrued and unpaid base salary as of the termination date; (ii) all accrued and unpaid benefits under any benefit plans, policies, programs or arrangements; and (iii) any unpaid reasonable and necessary business expenses incurred by him in connection with his employment on or prior to the termination date (the “Accrued Compensation”). If Mr. Monaco’s employment is terminated without “cause” or “disability” or with “good reason,” as those terms are defined in the employment agreement, Mr. Monaco will be entitled to receive (i) the Accrued Compensation; (ii) severance payments equaling two times the highest base salary amount during his employment term, payable in 24 monthly installments following the date his employment is terminated and (iii) a number of monthly installments of cash equal to the monthly cost of COBRA continuation coverage, payable at the end of each month following the date his employment is terminated so long as he has not become actually covered by the medical plan of a subsequent employer during such month, up to a maximum of 18 monthly installments. To receive these severance and post-termination benefits, Mr. Monaco is required to execute a general release of claims in form and manner reasonably satisfactory to the Company.

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

Estimated payments in connection with termination of employment

Subject to the assumptions set forth in the footnotes below, the following table sets forth the estimated amounts of payments and benefits that Mr. Monaco would become entitled to under his employment agreement upon the termination of his employment.

Executive Officer	Accrued Compensation		Severance Payments		COBRA Payments
Mark C. Monaco	$28,845	(1)(2)	$1,200,000	(1)	$21,924	(1)(3)

(1)	Represents the amounts Mr. Monaco would be entitled to receive if his employment was terminated without “cause” or “disability” or with “good reason” on December 31, 2011.
(2)	If Mr. Monaco’s employment was terminated due to death, mutual agreement, “cause,” “disability” or otherwise without “good reason” on December 31, 2011, he would also be entitled to receive $28,845 in accrued compensation.
(3)	Represents the maximum amount of COBRA payments that Mr. Monaco would be entitled to under his employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 22, 2012, all of the issued and outstanding common stock of iPayment is owned by Holdings, all of the issued and outstanding common stock of Holdings is owned by iPayment Investors and all of the partnership units of iPayment Investors are owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, and certain trusts and persons affiliated with him. Messrs. Grimstad and Monaco are the sole members of the board of directors of iPayment GP, LLC, the general partner of iPayment Investors (“iPayment GP”), and two of the three members of the boards of directors of iPayment and Holdings, along with John A. Vickers. Mr. Grimstad, as sole member of iPayment GP, is entitled to designate and remove any director of iPayment GP. As a result, Mr. Grimstad may be deemed to have beneficial ownership of all of our outstanding common stock. Mr. Grimstad disclaims beneficial ownership of such common stock except to the extent of his pecuniary interests therein.

The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of March 22, 2012 by (i) each of our directors, (ii) each of our named executive officers, (iii) by all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than five percent of Holdings’ common stock. We deem shares of Holdings’ common stock that may be acquired by an individual or group within 60 days of March 22, 2012, pursuant to the exercise of options, warrants or convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote, or to direct the voting of, the security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, the security. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. To our knowledge, except as otherwise noted below, each of the security holders listed below has sole voting and investment power as to the securities shown unless otherwise noted and subject to community property laws where applicable.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Carl A. Grimstad	4,875,000(2)	100%(2)
Mark C. Monaco	28,125(3)	0.6%(3)
All Directors and Executive Officers as a Group (2 persons)	4,903,125(3)	100%

(1)	The business address of each person listed is 126 East 56th Street New York, New York, 10022.
(2)	As of March 22, 2012, all of Holdings’ outstanding common stock was owned by iPayment Investors and all of the partnership units in iPayment Investors were owned by iPayment GP, Carl A. Grimstad, and certain entities and persons affiliated with Mr. Grimstad. Mr. Grimstad has the right to make investment decisions with respect to all of such partnership units. Therefore, Mr. Grimstad may be deemed to have beneficial ownership of all of the partnership units of iPayment Investors. Mr. Grimstad disclaims beneficial ownership of such partnership units except to the extent of his pecuniary interests therein. As of March 22, 2012, Mr. Grimstad is the sole member of iPayment GP.
(3)	Assumes the full exercise of all warrants that are exercisable within 60 days of March 22, 2012 and that are held by Adaero Holdings, LLC, an entity majority owned and controlled by Mr. Monaco.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In the ordinary course of business, the Company from time to time engages in transactions with other corporations or financial institutions whose officers or directors are also directors or officers of the Company. Transactions with such corporations and financial institutions are conducted on an arm’s-length basis and may not come to the attention of the directors or officers of the Company or of the other corporations or financial institutions involved. The boards of directors of Holdings and iPayment do not consider that any such transactions would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and the boards of directors of Holdings and iPayment are not currently aware of any related party transactions other than those set forth below.

In 2010, iPayment and the financial services firm Perella Weinberg Partners LP (“Perella Weinberg”) entered into an engagement letter providing for Perella Weinberg to act as its financial advisor in connection with a potential change of control or similar transaction involving iPayment. In March 2010, Adaero Holdings, LLC (“Adaero”), an entity majority owned and controlled by Mark Monaco, entered into a consulting agreement with Perella Weinberg. Mr. Monaco became Chief Financial Officer of iPayment in October 2010 and a Director of iPayment and Holdings following the consummation of the Refinancing. When the Equity Redemption was consummated, we paid to Perella Weinberg a transaction fee of approximately $7.5 million pursuant to such engagement letter and, following such payment, Perella Weinberg made a payment of $1.0 million to Adaero pursuant to the consulting agreement described above.

iPayment and Holdings do not have securities listed on a national securities exchange or inter-dealer quotation system with requirements that a majority of their board of directors be “independent.” Accordingly, iPayment and Holdings are not subject to rules requiring certain of its directors to be independent. The boards of directors of both iPayment and Holdings have determined that Messrs. Grimstad and Monaco are not, and Mr. Vickers is, independent under the listing standards of the Nasdaq Stock Market. However, if iPayment and Holdings were listed companies, we believe we would be eligible for the controlled company exception set forth in Nasdaq Listing Rule 5615(c) (if that were the exchange on which we were listed) from the rule that would ordinarily require that a majority of a listed issuer’s board of directors be independent and from certain other rules.

Item 14. Principal Accountant Fees and Services

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures. The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2011 and 2010 by Ernst & Young LLP:

	2011		2010
Audit Fees	$518,000	(a)	$467,000	(b)
Audit Related Fees	356,258		—
Tax Fees	170,877		74,000
All Other Fees	—		—

	$1,045,135		$541,000

(a)	Comprised of fees for the fiscal year 2011 financial statement audit and review of financial statements included in our Form 10-K annual reports, Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(b)	Comprised of fees for the fiscal year 2011 financial statement audit and review of financial statements included in our Form 10-K annual reports, Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated March 23, 2011, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 39 above.

(2) “Schedule II—Valuation and Qualifying Accounts” is included below. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

iPayment, Inc.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Predecessor
Year Ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$998,000	$704,000	$—	$845,000	(1)	$857,000
Valuation allowance on deferred tax asset	746,000	—	73,000	—		819,000
Reserve for merchant advance losses	3,822,000	206,000	—	3,501,000		527,000
Reserve for merchant losses	1,319,000	4,900,000	—	4,695,000	(2)	1,524,000

Total	$6,885,000	$5,810,000	$73,000	$9,041,000		$3,727,000

Year Ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$857,000	$262,000	$—	$384,000	(1)	$735,000
Valuation allowance on deferred tax asset	819,000	—	—	230,000		589,000
Reserve for merchant advance losses	527,000	—	—	130,000		397,000
Reserve for merchant losses	1,524,000	3,501,000	—	3,640,000	(2)	1,385,000

Total	$3,727,000	$3,763,000	$—	$4,384,000		$3,106,000

Period Ended May 23, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$735,000	$95,000	$—	$24,000	(1)	$806,000
Valuation allowance on deferred tax asset	589,000	—	—	—		589,000
Reserve for merchant advance losses	397,000	—	—	17,782		379,218
Reserve for merchant losses	1,385,000	—	—	92,000	(2)	1,293,000

Total	$3,106,000	$95,000	$—	$133,782		$3,067,218

Sucessor:
Period Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$806,000	$307,000	$—	$140,000	(1)	$973,000
Valuation allowance on deferred tax asset	589,000	—	1,060,000	—		1,649,000
Reserve for merchant advance losses	379,218	—	—	27,218		352,000
Reserve for merchant losses	1,293,000	4,100,000	—	4,163,000	(2)	1,230,000

Total	$3,067,218	$4,407,000	$1,060,000	$4,330,218		$4,204,000

(1)	Write-off of previously reserved accounts receivables.
(2)	Write-off of previously reserved merchant losses.
(3)	Exhibits

Reference is made to the Exhibit Index beginning on page 79 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT, INC.

By:	/s/ Carl A. Grimstad
	Name:	Carl A. Grimstad
	Title:	Chairman, Chief Executive Officer and President
March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2012.

Signature	Title

/s/ Carl A. Grimstad	Chairman, Chief Executive Officer and
Carl A. Grimstad	President (Principal Executive Officer)

/s/ Mark C. Monaco	Executive Vice President, Chief Financial Officer, Treasurer
Mark C. Monaco	and Director (Principal Financial Officer)

/s/ Bronson Quon	Vice President and Corporate Controller
Bronson Quon

/s/ John A. Vickers	Director
John A. Vickers

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT HOLDINGS, INC.

By:	/s/ Carl A. Grimstad
	Name:	Carl A. Grimstad
	Title:	Chief Executive Officer, President and Director
March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2012.

Signature	Title

/s/ Carl A. Grimstad	Chief Executive Officer, President and Director (Principal
Carl A. Grimstad	Executive Officer)

/s/ Mark C. Monaco	Executive Vice President, Chief Financial Officer, Treasurer
Mark C. Monaco	and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ John A. Vickers	Director
John A. Vickers

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc., incorporated by reference to Exhibit 2.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on December 28, 2005, File No. 000-50280.

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc., incorporated by reference to Exhibit 2.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on December 28, 2005, File No. 000-50280.

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc., incorporated by reference to Exhibit 2.3 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on December 28, 2005, File No. 000-50280.

3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc., incorporated by reference to Exhibit 3.1 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.2	Bylaws of Merger Co., as adopted by iPayment, Inc., incorporated by reference to Exhibit 3.2 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.3	Restated Certificate of Incorporation of iPayment Holdings, Inc., incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.4	Bylaws of iPayment Holdings, Inc., incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.5	Articles of Incorporation and Articles of Amendment to the Articles of Incorporation of 1st National Processing, Inc. (f/k/a First Acquisition Company), incorporated by reference to Exhibit 3.5 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.6	Amended and Restated Bylaws of 1st National Processing, Inc., incorporated by reference to Exhibit 3.19 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.7	Certificate of Formation of Cambridge Acquisition Sub, LLC, incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.8	Limited Liability Company Agreement of Cambridge Acquisition Sub, LLC, incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.9	Certificate of Formation and Certificate of Amendment of CardPayment Solutions, L.L.C. (f/k/a CPS Acquisition, L.L.C.), incorporated by reference to Exhibit 3.11 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.10	Limited Liability Company Agreement of CardPayment Solutions, L.L.C., incorporated by reference to Exhibit 3.25 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.11	Articles of Incorporation and Certificate of Amendment of Articles of Incorporation of CardSync Processing, Inc., incorporated by reference to Exhibit 3.3 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.12	Amended and Restated Bylaws of CardSync Processing, Inc., incorporated by reference to Exhibit 3.17 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.13	Amended and Restated Certificate of Incorporation of E-Commerce Exchange, Inc., incorporated by reference to Exhibit 3.4 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.14	Amended and Restated Bylaws of E-Commerce Exchange, Inc., incorporated by reference to Exhibit 3.18 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.15	Articles of Organization of iFunds Cash Solutions, LLC, incorporated by reference to Exhibit 3.15 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.16	Operating Agreement of iFunds Cash Solutions, LLC, incorporated by reference to Exhibit 3.16 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.17	Certificate of Formation of iAdvantage, LLC, incorporated by reference to Exhibit 3.17 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.18	Limited Liability Company Agreement of iAdvantage, LLC, incorporated by reference to Exhibit 3.18 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.19	Certificate of Formation of iPayment Acquisition Sub LLC, incorporated by reference to Exhibit 3.12 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.20	Limited Liability Company Agreement of iPayment Acquisition Sub LLC, incorporated by reference to Exhibit 3.26 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.21	Plan of Conversion of iPayment of California, LLC (f/k/a iPayment of California, Inc.), incorporated by reference to Exhibit 3.13 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.22	Operating Agreement of iPayment of California, LLC, incorporated by reference to Exhibit 3.27 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.23	Certificate of Incorporation of iPayment of Maine, Inc., incorporated by reference to Exhibit 3.7 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.24	Bylaws of iPayment of Maine, Inc., incorporated by reference to Exhibit 3.21 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.25	Certificate of Formation of IPMT Transport, LLC, incorporated by reference to Exhibit 3.25 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.26	Limited Liability Company Agreement of IPMT Transport, LLC, incorporated by reference to Exhibit 3.26 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.27	Certificate of Formation of iScan Solutions, LLC, incorporated by reference to Exhibit 3.27 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.28	Limited Liability Company Agreement of iScan Solutions, LLC, incorporated by reference to Exhibit 3.28 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.29	Certificate of Formation of MSC Acquisition Sub, LLC, incorporated by reference to Exhibit 3.29 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.30	Limited Liability Company Agreement of MSC Acquisition Sub, LLC, incorporated by reference to Exhibit 3.30 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.31	Certificate of Formation of NPMG Acquisition Sub, LLC, incorporated by reference to Exhibit 3.16 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.32	Limited Liability Company Agreement of NPMG Acquisition Sub, LLC, incorporated by reference to Exhibit 3.30 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.33	Amended and Restated Certificate of Incorporation of Online Data Corp., incorporated by reference to Exhibit 3.8 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.34	Amended and Restated Bylaws of Online Data Corp., incorporated by reference to Exhibit 3.22 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.35	Certificate of Formation of PCS Acquisition Sub, LLC, incorporated by reference to Exhibit 3.14 of iPayment’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.36	Limited Liability Company Agreement of PCS Acquisition Sub, LLC, incorporated by reference to Exhibit 3.28 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.37	Certificate of Incorporation of Quad City Acquisition Sub, Inc., incorporated by reference to Exhibit 3.9 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.38	Bylaws of Quad City Acquisition Sub, Inc., incorporated by reference to Exhibit 3.23 of iPayment, Inc.’s Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.39	Certificate of Formation of TS Acquisition Sub, LLC, incorporated by reference to Exhibit 3.15 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.40	Limited Liability Company Agreement of TS Acquisition Sub, LLC, incorporated by reference to Exhibit 3.29 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

4.1	Indenture, dated May 6, 2011, among iPayment, Inc., the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, including the form of the notes, incorporated by reference to Exhibit 4.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

4.2	Registration Rights Agreement, dated May 6, 2011, among iPayment, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative for the several initial purchasers (incorporated by reference to Exhibit 4.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011).

4.3	Indenture, dated May 6, 2011, among iPayment Holdings, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, including the form of the notes, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

4.4	Registration Rights Agreement, dated May 6, 2011, among iPayment Holdings, Inc. and J.P. Morgan Securities LLC, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

4.5	First Supplemental Indenture, dated October 7, 2011, among iPayment, Inc, the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

10.1	Credit Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors and lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.2	Security Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.3	Pledge Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.3 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.4	Service Agreement, dated July 1, 2002, between First Data Merchant Services Corporation and iPayment Holdings, Inc., incorporated by reference to Exhibit 10.16 of iPayment, Inc.’s Registration Statement on Form S-1 filed with the SEC on March 4, 2003, File No. 333-101705.

10.5	First Amendment to Service Agreement, dated October 25, 2002, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.17 of iPayment, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 6, 2002, File No. 333-101705.

10.6	Second Amendment to Service Agreement, dated as of November 27, 2002, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.6 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.7	Third Amendment to Service Agreement, dated as of January 8, 2004, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.7 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.8	Fourth Amendment to Service Agreement, dated as of May 25, 2004, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.8 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.9	Asset Purchase Agreement, dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services, incorporated by reference to Exhibit 10.32 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2005, File No. 000-50280.

10.10	Service Agreement, dated December 27, 2004, between iPayment, Inc. and First Data Merchant Services Corporation, incorporated by reference to Exhibit 10.33 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2005, File No. 000-50280.*

10.11	Letter Agreement regarding Asset Purchase Agreement and Service Agreement, dated May 1, 2005, among iPayment, Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services, incorporated by reference to Exhibit 10.11 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.12	Fifth Amendment to Service Agreement, dated as of July 11, 2005, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.12 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.13	Sixth Amendment to Service Agreement, dated as of August 31, 2006, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.13 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.14	Seventh Amendment to Service Agreement, dated as of September 29, 2006, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.14 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.15	Sponsorship Agreement, dated as of January 29, 2007, among iPayment, Inc., First Data Merchant Services Corporation and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2007, File No. 000-50280.*

10.16	Sixth Amendment to Service Agreement dated as of January 29, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.2 of iPayment, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2007, File No. 000-50280.*

10.17	Letter Amendment No. 1 to Credit Agreement, dated April 19, 2007, among iPayment, Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 10, 2007.

10.18	First Data POS Value ExchangeSM Amendment to Service Agreement, dated as of July 12, 2007, by and between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.18 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.19	APRIVA Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.19 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.20	Gift Card Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.20 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.21	Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.21 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.22	Discover Amendment to Service Agreement, dated as of September 2008, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.22 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.23	Ninth Amendment to Service Agreement, dated as of June 11, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.23 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.24	First Amendment to Service Agreement dated as of October 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.24 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.25	Eighth Amendment to Service Agreement, dated as of October 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.25 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.26	Ninth Amendment to Service Agreement, dated as of November 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.26 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.27	Tenth Amendment to Service Agreement, dated as of November 12, 2009, by and between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.27 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.28	Employment Agreement, dated March 4, 2011, between Mark C. Monaco and iPayment, Inc., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2011.

10.29	Warrant Agreement, dated as of May 6, 2011, between iPayment Holdings, Inc. and Wilmington Trust FSB, as warrant agent, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

10.30	Amendment to Service Agreement, dated as of August 25, 2011, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.*

10.31	Amendment to Service Agreement, dated as of August 25, 2011, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.*

10.32	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2011.

10.33	Executive Nonqualified Excess Plan Document, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, File Nos. 000-50280 and 333-177233-19.

10.34	Executive Nonqualified “Excess” Plan Adoption Agreement for the iPayment Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, File Nos. 000-50280 and 333-177233-19.

10.35	Executive Nonqualified “Excess” Plan Adoption Agreement for the iPayment Executive Retention Plan, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, File Nos. 000-50280 and 333-177233-19.

21.1	Subsidiaries of the registrants.†

31.1	Certification of Carl A. Grimstad, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Mark C. Monaco, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Carl A. Grimstad, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

32.2	Certification of Mark C. Monaco, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

101.INS	XBRL Instance Document.^

101.SCH	XBRL Taxonomy Extension Schema Document.^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.^

††	Furnished herewith.
*	Portions of the exhibit omitted and filed separately with the SEC pursuant to a request for confidential treatment.
^	Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.