Form 10-Q
period 2012-03-31
iPayment, Inc.; iPayment Holdings, Inc
filed 2012-05-11
CIK 1140184, 1364652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-177233-19 and 000-50280

iPayment Holdings, Inc.

iPayment, Inc.

(Exact name of registrant as specified in its charter)

Delaware Delaware	20-4777880 62-1847043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 East 56th Street, 33rd Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☒

iPayment, Inc.	Yes ☐ No ☒

Title of each class	Shares Outstanding at May 11, 2012
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

Introductory Note

Forwarding-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, estimates, projections and other statements regarding our operating, growth and acquisition strategies, cost savings initiatives, industry dynamics, economic conditions, regulatory environment, debt compliance, liquidity and capital resources, and operating results, and the assumptions upon which those statements are based.

Forward-looking statements may be included or incorporated by reference throughout this Quarterly Report, including, without limitation, in the sections under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2012 (our “2011 Annual Report”) and in Part II, Item 1A of this Quarterly Report.

Presentation of Information

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

This report includes financial information for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries. Except as otherwise indicated, the results of operations of Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries are the same.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC. AND SUBSIDIARIES		iPAYMENT HOLDINGS, INC. AND SUBSIDIARIES
(Dollars in thousands, except share data)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	Successor	Successor	Successor	Successor
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$201	$1	$201	$1

Accounts receivable, net of allowance for doubtful accounts of $940 and $973 at March 31, 2012 and December 31, 2011, respectively	32,955	33,961	32,955	33,961
Prepaid expenses and other current assets	2,296	2,221	2,296	2,221
Deferred tax assets	3,306	3,306	3,306	3,306

Total current assets	38,758	39,489	38,758	39,489

Restricted cash	537	542	537	542
Property and equipment, net	7,224	6,636	7,224	6,636
Merchant portfolio and other intangible assets, net of accumulated amortization of $57,288 and $43,220 at March 31, 2012 and December 31, 2011, respectively	246,846	259,980	246,846	259,980
Goodwill	669,483	669,483	670,283	670,283
Other assets, net	23,019	23,798	26,142	26,987

Total assets	$985,867	$999,928	$989,790	$1,003,917

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,412	$5,826	$3,412	$5,826
Income taxes payable, net	3,688	6,445	2,243	3,615
Accrued interest	16,934	6,750	24,242	9,186
Accrued liabilities and other	22,602	23,195	22,690	23,231

Total current liabilities	46,636	42,216	52,587	41,858

Deferred tax liabilities, net	28,604	29,178	28,396	28,970
Long-term debt	755,852	774,284	884,747	903,141
Other liabilities	1,477	1,440	1,478	1,440

Total liabilities	832,569	847,118	967,208	975,409

Commitments and contingencies (Note 8)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2012 and December 31, 2011	165,764	165,764	—	—

Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—	45,268	45,268
Accumulated Deficit	(12,466)	(12,954)	(22,686)	(16,760)

Total stockholder’s equity	153,298	152,810	22,582	28,508

Total liabilities and stockholder’s equity	$985,867	$999,928	$989,790	$1,003,917

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	iPAYMENT, INC. AND SUBSIDIARIES		iPAYMENT HOLDINGS, INC. AND SUBSIDIARIES
(Dollars in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	Successor	Predecessor	Successor	Predecessor
Revenues	$165,362	$169,613	$165,362	$169,613

Operating expenses:
Interchange	81,858	90,728	81,858	90,728
Other costs of services	63,664	54,741	63,697	54,741
Selling, general and administrative	4,232	4,290	4,250	4,290

Total operating expenses	149,754	149,759	149,805	149,759

Income from operations	15,608	19,854	15,557	19,854

Other expense:
Interest expense, net	16,386	7,901	21,362	7,901
Other income, net	(581)	(30)	(581)	(30)

(Loss) income before income taxes	(197)	11,983	(5,224)	11,983

Income tax (benefit) provision	(684)	4,421	701	4,421

Net income (loss)	$487	$7,562	$(5,925)	$7,562

Other comprehensive income	—	—	—	—

Total comprehensive income (loss)	$487	$7,562	$(5,925)	$7,562

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	iPAYMENT, INC. AND SUBSIDIARIES		iPAYMENT HOLDINGS, INC. AND SUBSIDIARIES
(Dollars in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	Successor	Predecessor	Successor	Predecessor
Cash flows from operating activities
Net income (loss)	$487	$7,562	$(5,925)	$7,562
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,801	10,523	14,801	10,523
Noncash interest expense and other	754	646	3,294	646
Loss on disposal of property and equipment	364	—	364	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	1,006	(876)	1,006	(876)
Prepaid expenses and other current assets	(75)	(263)	(75)	(263)
Other assets	(1,447)	(162)	(1,447)	(162)
Accounts payable and income taxes payable	(5,170)	(8,285)	(3,785)	(8,285)
Accrued interest	10,184	4,621	12,620	4,621
Accrued liabilities and other	(557)	(964)	(507)	(964)

Net cash provided by operating activities	20,347	12,802	20,346	12,802

Cash flows from investing activities
Change in restricted cash	5	(2)	5	(2)
Expenditures for property and equipment	(1,653)	(739)	(1,653)	(739)
Payments for prepaid residual expenses	—	(488)	—	(488)

Net cash used in investing activities	(1,648)	(1,229)	(1,648)	(1,229)

Cash flows from financing activities
Net repayments on revolving facility	(10,500)	(5,750)	(10,500)	(5,750)
Repayments of debt	(8,000)	(5,823)	(8,000)	(5,823)

Net cash used in financing activities	(18,500)	(11,573)	(18,500)	(11,573)

Net increase in cash and cash equivalents	200	—	200	—
Cash and cash equivalents, beginning of period	1	1	1	1

Cash and cash equivalents, end of period	$201	$1	$201	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,647	$11,924	$2,647	$11,924
Cash paid during the period for interest	$5,448	$2,635	$5,448	$2,635

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

On May 23, 2011, iPayment Investors and its general partner, iPayment GP, LLC (“iPayment GP”), completed the redemption (the “Equity Redemption”) of all of the direct and indirect equity interests in iPayment Investors and iPayment GP of (i) Gregory Daily, iPayment’s former Chairman and Chief Executive Officer and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in iPayment Investors. The Equity Redemption resulted in a change in control and accordingly has been accounted for as a business combination in accordance with ASC 805 “Business Combinations.”

The Equity Redemption, together with a refinancing of substantially all of iPayment’s and iPayment Investors’ then existing debt, were funded with the proceeds of new senior secured credit facilities entered into, and securities issued, on May 6, 2011, which we define in Note 2 below as the “Refinancing.” Please refer to Notes 2 and 5 for a further discussion of the Equity Redemption and the Refinancing.

Business

Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as in card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services primarily through independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third party resellers of our products and services. We also market our services directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services, primarily in our main operating center in Westlake Village, California.

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

Basis of Presentation

The accompanying consolidated financial statements of iPayment and Holdings have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the related periods. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated results of operations for any interim periods are not necessarily indicative of results to be expected for the full year.

As a result of the Equity Redemption, as further discussed in Note 2, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in these notes to the consolidated financial statements, the terms “first three months of 2012” and “three months ended March 31, 2012” refer to the results of the Successor entities and the terms “first three months of 2011” and “three months ended March 31, 2011” refer to the results of the Predecessor entities for such periods.

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As a result of the change in control discussed in Note 2 and the application of ASC 805, we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets and liabilities as of May 23, 2011. The results of this valuation are further discussed in Note 2 below.

Revenue and Cost Recognition

Substantially all of our revenues are generated from fees charged to merchants for payment processing services. We typically charge these merchants a rate, primarily based upon each merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each transaction. We recognize discounts and other fees related to payment transactions at the time the merchant’s transactions are processed. Related interchange and assessment costs are also recognized at that time. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry compliance fees, ancillary products and fees for other miscellaneous services, such as handling chargebacks. We recognize revenues derived from service fees at the time the service is performed.

We follow the requirements included in the Revenue Recognition Topic of ASC 605 “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Generally, where we have ownership of the merchant agreement, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired from First Data Merchant Services Corporation and other sources are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

Other Costs of Services

Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, amortization, depreciation, bank sponsorship costs and other third-party processing costs.

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

We believe the carrying amounts of financial instruments at March 31, 2012 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of March 31, 2012. We estimate its fair value to be approximately $367.0 million, considering executed trades occurring around March 31, 2012. The carrying value of the term loan under the Senior Secured Credit Facilities, net of discount, was $350.9 million as of March 31, 2012. We estimate its fair value to be approximately $351.7 million, considering executed trades occurring around March 31, 2012. The carrying value of the 15.00%/ 15.00% Notes was $128.9 million as of March 31, 2012. We estimate its fair value to be approximately $107.0 million, considering executed trades occurring around March 31, 2012. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.

Amortization of Intangible Assets

Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts, revenue streams related to residual agreements related to merchant portfolios, or residual buyouts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, the actual costs of revenues differ from the expected costs of revenues, we will adjust amortization expense accordingly. Historically, we have experienced an average monthly volume attrition of approximately 1.5% to 2.5% of our total charge volume.

We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three months ended March 31, 2012, amortization expense related to our merchant processing portfolios and other intangible assets was $14.1 million. For the three months ended March 31, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $10.0 million.

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current consolidated statements of comprehensive income and on a prospective basis until further evidence becomes apparent. As a result of the Equity Redemption, we appraised merchant processing portfolios as of May 23, 2011. There were no material favorable or unfavorable trends identified in the attrition rates used for the three-months ended March 31, 2012. Consequently, there were no related adjustments to amortization expense for these periods. Please refer to Note 2 for further discussion.

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

Common Stock

iPayment and Holdings have 100 and 4,875,000 shares of common stock, respectively, that are issued and outstanding at March 31, 2012. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for our common stock or for the Warrants. No warrants were exercised as of March 31, 2012.

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

In accordance with ASC 805, the Company determined that a change of control occurred as a result of the Equity Redemption requiring assets and liabilities to be recorded at fair value. As part of the purchase accounting for the Equity Redemption for iPayment and its consolidated subsidiaries, approximately $274.5 million was assigned to merchant portfolios and other intangible assets and $669.5 million was assigned to goodwill. Of the amount assigned to merchant portfolios and other intangible assets, $206.4 million related to merchant portfolios, $65.5 million related to a trade name for iPayment and $2.6 million was primarily attributable to software development and other intangible assets. The aforementioned amounts resulted in increases over the historical basis prior to the Equity Redemption, of $131.8 million and $141.5 million in merchant portfolios and other intangible assets and goodwill, respectively. In addition, $32.8 million was assigned to deferred tax liabilities on the cumulative step-up of assets and liabilities that were adjusted to fair value using combined federal and state tax rates.

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

(3) Acquisitions

There were no acquisitions of businesses during the first three months of 2012 that were significant enough to require pro forma disclosure.

(4) Other Intangibles

Payments for Prepaid Residual Expenses

There were no payments for prepaid residual expenses during the first three month period ended March 31, 2012. During the three-month period ended March 31, 2011, we made payments totaling $0.5 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.

(5) Long-Term Debt

Our long-term debt is comprised of the following:

	iPAYMENT, INC. AND SUBSIDIARIES		iPAYMENT HOLDINGS, INC. AND SUBSIDIARIES
(Dollars in thousands)	As of March 31, 2012	As of December 31, 2011	As of March 31, 2012	As of December 31, 2011
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$352,500	$360,500	$352,500	$360,500
Revolving facility	5,000	15,500	5,000	15,500
Discount on Senior Secured Credit Facilities	(1,648)	(1,716)	(1,648)	(1,716)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	129,922	129,922
Discount on 15.00%/15.00% Notes, net of amortization of $139	—	—	(1,027)	(1,065)

	755,852	774,284	884,747	903,141
Less: Current portion of long-term debt	—	—	—	—

Total long-term debt	$755,852	$774,284	$884,747	$903,141

The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of March 31, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.73 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of March 31, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.07 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

During the first three months of 2012, we have made net repayments of $8.0 million on the term loan under the Senior Secured Credit Facilities and $10.5 million of net repayments on the revolving facility.

The shares of iPayment’s common stock held by Holdings have been pledged by Holdings to secure the obligations of iPayment under the Senior Secured Credit Facilities.

10.25% Notes

The 10.25% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “10.25% Notes Indenture”), among the Company, the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (the “Trustee”). iPayment will pay interest on the 10.25% Notes in cash on November 15 and May 15 of each year at a rate of 10.25% per annum. Interest on the 10.25% Notes will accrue from and including the issue date of the 10.25% Notes The first interest payment date was November 15, 2011. The 10.25% Notes will mature on May 15, 2018. The 10.25% Notes Indenture contains covenants that, among other things, restrict iPayment and its restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change its or their line of business, or enter into certain transactions with affiliates. The covenants in the 10.25% Notes Indenture generally permit iPayment to distribute funds to Holdings to make interest payments on the 15.00%/15.00% Notes to the extent required to be paid in cash by the terms of the 15.00%/15.00% Notes Indenture (as defined below) and for certain other operating expenses of Holdings.

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

At March 31, 2012, iPayment had $350.9 million of term loans outstanding, net of discount of $1.6 million at a weighted average interest rate of 5.75% and $5.0 million of borrowings under its revolving facility at a weighted average interest rate of 4.50%.

The Credit Agreement contains certain customary covenants that, subject to certain exceptions, restrict iPayment and its subsidiaries’ ability to, among other things (i) declare dividends or redeem or repurchase equity interests by iPayment or its subsidiaries; (ii) prepay, redeem or purchase certain debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or modify specified debt and other material agreements; (vii) engage in mergers, acquisitions and asset sales; (viii) change accounting policies; (ix) become a general partner; (x) enter into speculative transactions; (xi) transact with affiliates; and (xii) engage in businesses that are not related to iPayment’s existing business. In addition, under the Credit Agreement, iPayment is required to comply (subject to a right to cure in certain circumstances) with specified financial ratios and tests, including a minimum consolidated interest coverage ratio and a maximum senior secured leverage ratio.

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

iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities and 10.25% Notes of $10.0 million and $9.7 million, respectively, as of March 31, 2012. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $3.1 million and a debt discount related to the Warrants of $1.0 million as of March 31, 2012.

These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.

Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities and the 10.25% Notes were $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2012. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was less than $0.1 million for the three months ended March 31, 2012.

(6) Segment Information and Geographical Information

We consider our business activities to be in a single reporting segment, as we derive approximately 90% of our revenue and results of operations from processing revenues and other fees from electronic forms of payment. Substantially all revenues are generated in the United States.

(7) Income Taxes

We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. As of March 31, 2012, we have net income taxes payable of $3.7 million and $2.2 million, for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively.

We have an income tax benefit of $0.7 million and income tax expense of $0.7 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, during the first three months of 2012, in each case, compared to income tax expense of $4.4 million for the comparative period in 2011. Our full year forecasted effective tax rates are 44.9% for iPayment and its consolidated subsidiaries and -24.8% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 44.9% is attributable to disallowed expenses. First quarter 2012 income tax expense was benefited by $0.7 million of adjustments related to the prior year. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, a portion of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

During the first three months of 2012 and 2011, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2012, our liabilities for unrecognized tax benefits totaled $1.5 million and are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheets at March 31, 2012 was approximately $0.3 million.

We file federal income tax returns and various state income tax returns. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to 2007.

At March 31, 2012, we had approximately $0.6 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2020, subject to annual limitations per year. We had state net operating loss carryforwards of approximately $29.6 million as of March 31, 2012.

(8) Commitments and Contingencies

Legal Proceedings

We are subject to certain legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of such legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the outcome of any such legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Our failure to prevail in one or more of these legal matters could, individually or in the aggregate, materially adversely affect our consolidated financial position or operating results. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within other expense on our consolidated statements of comprehensive income.

(9) Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012.

(10) Related Party Transactions

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

(11) Subsequent Events

On May 2, 2012, we entered into a definitive asset purchase agreement with CardServ, Inc., a Massachusetts corporation doing business as Flagship Merchant Services (“Flagship”). Pursuant to the definitive agreement, one of our wholly owned subsidiaries has agreed to purchase substantially all of the assets of Flagship for a purchase price of approximately $14 million. If all conditions to closing are satisfied or waived, this transaction is expected to close within 30 days of the date of this filing. Flagship is an independent sales organization with headquarters in Charlestown, Massachusetts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are a provider of credit and debit card payment processing services to small merchants across the United States. During March 2012, we generated revenue from approximately 186,000 merchants. Of these merchants, approximately 130,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services primarily through independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers of our products and services. We also market our services directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily in our main operating center in Westlake Village, California.

Our strategy is to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume increased 2.8% to $5,538 million for the three months ended March 31, 2012 from $5,385 million for the three months ended March 31, 2011. This increase in charge volume was due primarily to a higher number of transactions per merchant in the first three months of 2012 compared to 2011. However, our revenues decreased $4.3 million or 2.5% to $165.4 million in the first three months of 2012 from $169.6 million in the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment to the Dodd-Frank Act (the “Durbin Amendment”) that became effective on October 1, 2011. Revenues, net of interchange, increased 5.9% to $83.5 million for the first quarter of 2012 from $78.9 million for the first quarter of 2011. Income from operations decreased 21.4% to $15.6 million for the three months ended March 31, 2012 from $19.9 million during the same period in 2011. The decline in Income from operations was primarily due to increases in depreciation and amortization as a result of the Equity Redemption and resulting change of control. Loss before income taxes was $0.2 million for iPayment and its consolidated subsidiaries and $5.2 million for Holdings and its consolidated subsidiaries during the three months ended March 31, 2012, in each case, compared to $12.0 million of income before income taxes in the same period in 2011.

In May 2011, we consummated refinancing transactions, which we collectively refer to as the “Refinancing,” and a redemption, which we refer to as the “Equity Redemption,” of all of the direct and indirect equity interests in us and our affiliates held by Gregory Daily, iPayment’s former Chairman and Chief Executive Officer, and certain persons and entities affiliated with or controlled by him. Please refer to Notes 1, 2 and 5 of the accompanying consolidated financial statements for a description of the Equity Redemption and the Refinancing, which is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts, revenue streams related to residual agreements related to merchant portfolios, or residual buyouts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced monthly volume attrition ranging from 1.5% to 2.5% of our total charge volume on our various merchant portfolios. We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years.

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in our current consolidated statements of comprehensive income and on a prospective basis until further evidence becomes apparent.

As a result of the Equity Redemption, we have determined the fair value of our intangible assets and goodwill in accordance with ASC 805, and we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets as of May 23, 2011.

Revenue and Cost Recognition. Substantially all of our revenues are generated from fees charged to merchants for payment processing services. We typically charge these merchants a rate, primarily based upon each merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge merchants higher discount rates for card-not-present transactions than for card-present transactions in order to provide compensation for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry compliance fees, ancillary products, and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time a merchant’s transactions are processed. Related interchange and assessment costs are also recognized at that time. We recognize revenues derived from service fees at the time the service is performed.

We follow the requirements included in the Revenue Recognition Topic of ASC 605 “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Generally, where we have ownership of the merchant agreement, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired from First Data Merchant Services Corporation and other sources are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.

The most significant component of operating expenses is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are primarily based on transaction processing volume, except in the case of regulated debit transactions, where they are based primarily on a per transaction basis and are recognized at the time transactions are processed.

Other costs of services includes costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs. Other costs of services also includes depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method over a fifteen-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts, revenue streams related to residual agreements related to merchant portfolios, or residual buyouts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.

Selling, general and administrative expenses consists primarily of salaries and wages, as well as other general administrative expenses such as marketing expenses and professional fees.

Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At March 31, 2012 and December 31, 2011, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.2 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at March 31, 2012 and December 31, 2011.

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

Results of Operations:

As a result of the Equity Redemption, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in this Quarterly Report, the terms “first three months of 2012” and “three months ended March 31, 2012” refer to the results of the Successor entities and the terms “first three months of 2011” and “three months ended March 31, 2011” refer to the results of the Predecessor entities for such periods.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three months ended March 31,				Change
(Dollars in thousands, except percentages)	2012	% of Total Revenue	2011	% of Total Revenue	Amount	%
Revenues	$165,362	100.0%	$169,613	100.0%	$(4,251)	(2.5)%
Operating Expenses
Interchange	81,858	49.5	90,728	53.5	(8,870)	(9.8)
Other costs of services	63,664	38.5	54,741	32.3	8,923	16.3
Selling, general and administrative(1)	4,232	2.6	4,290	2.5	(58)	(1.4)

Total operating expenses	149,754	90.6	149,759	88.3	(5)	(0.1)

Income from operations	15,608	9.4	19,854	11.7	(4,246)	(21.4)
Other expense
Interest expense, net(2)	16,386	9.9	7,901	4.7	8,485	107.4
Other (income), net	(581)	(0.4)	(30)	(0.1)	(551)	1,836.7

Total other expense(3)	15,805	9.5	7,871	4.6	7,934	100.8

(Loss) income before income taxes(4)	(197)	(0.1)	11,983	7.1	(12,180)	(101.6)
Income tax (benefit) provision (5)	(684)	(0.4)	4,421	2.6	(5,105)	(115.5)

Net (loss) income (6)	$487	0.3%	$7,562	4.5%	$(7,075)	(93.6)%

(1)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012 is $4.3 million.
(2)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012 is $21.4 million.
(3)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012 is $20.8 million.
(4)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012 is $5.2 million.
(5)	Income tax expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012 is $0.7 million.
(6)	Net loss of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012 is $5.9 million.

Revenues. Revenues decreased 2.5% to $165.4 million in the first three months of 2012 from $169.6 million during the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment, which regulates interchange levels for certain debt transactions. Merchant processing volume, which represents the total value of transactions processed by us, increased by 2.8%, to $5,538 million during the first three months of 2012 from $5,385 million during the same period in 2011.

Interchange Expenses. Interchange expenses decreased 9.8% to $81.9 million in the first three months of 2012 from $90.7 million during the same period in 2011. Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of merchant processing volume, driven in large part by changes in debit card interchange rates that card issuing banks may charge as a result of the Durbin Amendment

Other Costs of Services. Other costs of services increased 16.3% to $63.7 million in the first three months of 2012 from $54.7 million during the same period in 2011. The increase in other costs of services was primarily due to higher sales expenses and amortization expenses as a result of the application of ASC 805 in May 2011. See Note 2 to the consolidated financial statements.

Selling, General and Administrative. Selling, general and administrative expenses decreased 1.4% to $4.2 million in the first three months of 2012 as compared to $4.3 million during the same period in 2011.

Other Expense. Other expense increased $7.9 million for iPayment and its consolidated subsidiaries and $12.9 million for Holdings and its consolidated subsidiaries in the first three months of 2012, in each case, from $7.9 million during the same period in 2011. Interest expense, the primary component of total other expense, increased $8.5 million for iPayment and its consolidated subsidiaries and $13.5 million for Holdings and its consolidated subsidiaries in the first three months of 2012 from $7.9 million for iPayment and its consolidated subsidiaries and $7.9 million for Holdings and its consolidated subsidiaries during the same period in 2011, largely due to a higher average debt balance as a result of the Refinancing (see Note 2 to the consolidated financial statements) as well as a higher weighted average interest rate.

Income Tax. We have an income tax benefit of $0.7 million and income tax expense of $0.7 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, during the first three months of 2012, in each case, compared to income tax expense of $4.4 million for the comparative period in 2011. Our full year forecasted effective tax rates are 44.9% for iPayment and its consolidated subsidiaries and -24.8% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 44.9% is attributable to disallowance expenses. First quarter 2012 income tax expense was benefited by $0.7 million of adjustments related to the prior year. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, a portion of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $0.2 million and less than $0.1 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of March 31, 2012, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $7.9 million compared to a net deficit of $2.7 million as of December 31, 2011. The net deficit increase resulted primarily from a reduction in accounts receivable of $1.0 million and an increase in accrued interest of $10.2 million, offset by an increase in cash and cash equivalents of $0.2 million, a reduction in accrued liabilities and other of $0.6 million, and reductions in accounts payable and income taxes payable of $2.4 million and $2.8 million, respectively.

As of March 31, 2012, Holdings and its consolidated subsidiaries had a net working capital deficit of $13.8 million compared to a capital deficit of $2.4 million as of December 31, 2011. The capital deficit increase resulted primarily from a reduction in accounts receivable of $1.0 million and an increase in accrued interest of $12.6 million, offset by an increase in cash and cash equivalents of $0.2 million, a reduction in accrued liabilities and other of $0.5 million, and reductions in accounts payable and income taxes payable of $2.4 million and $1.4 million, respectively.

We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.

We have significant outstanding long-term debt as of March 31, 2012. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of March 31, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.73 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of March 31, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.07 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

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

Operating activities

Net cash provided by operating activities was $20.3 million during the first three months of 2012. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net income of $0.5 million adjusted by depreciation and amortization of $14.8 million, non-cash interest expense and other of $0.8 million, loss on disposal of property and equipment of $0.4 million, and a net favorable change in operating assets and liabilities of $3.9 million primarily due to an increase in accrued interest offset by decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2012. For Holdings and its consolidated subsidiaries, net cash provided by operating activities consisted of a net loss of $5.9 million adjusted by depreciation and amortization of $14.8 million, non-cash interest expense and other of $0.9 million, loss on disposal of property and equipment of $0.4 million, and a net favorable change in operating assets and liabilities of $10.2 million primarily due to an increase in accrued interest offset by decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2012.

Net cash provided by operating activities was $12.8 million during the first three months of 2011, consisting of net income of $7.6 million adjusted by depreciation and amortization of $10.5 million, non-cash interest expense of $0.6 million, and a net increase in working capital of $5.9 million, primarily caused by decreases in accounts payable and income taxes payable due to federal and state tax payments made in the first three months of 2011, partially offset by an increase in accrued interest.

Investing activities

Net cash used in investing activities was $1.6 million during the first three months of 2012. Net cash used in investing activities consisted primarily of $1.7 million of property and equipment expenditures.

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

Financing activities

Net cash used in financing activities was $18.5 million during the first three months of 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $10.5 million of net repayments on the revolving facility thereunder.

Net cash used in financing activities was $11.6 million during the first three months of 2011, consisting of $5.8 million of repayments on the term loan under iPayment’s then existing senior secured credit facilities and $5.8 million of net repayments on the then existing revolving facility thereunder.

See Notes 2 and 5 to the consolidated financial statements for further detail regarding the Company’s long-term debt and the Refinancing.

Contractual Obligations

The following table of our material contractual obligations as of March 31, 2012 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	$357,500	$—	$—	$357,500	$—
10.25% Notes	400,000	—	—	—	400,000
Interest, net of discount and amortization(1)	357,538	62,213	124,425	123,829	47,071
Operating lease obligations	14,057	1,719	3,318	3,313	5,707
Purchase obligations and other(2)	2,873	734	1,231	908	—

Total contractual obligations	$1,131,968	$64,666	$128,974	$485,550	$452,778

Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	$168,112	$—	$—	$—	$168,112
Interest(1)(3)	126,449	9,927	22,187	43,901	50,434

Total contractual obligations	$294,561	$9,927	$22,187	$43,901	$218,546

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of March 31, 2012, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 5 to the consolidated financial statements.
(2)	Purchase obligations represent costs of contractually guaranteed minimum payments pursuant to third party contracts and other service related obligations.
(3)	Assumes that (i) for all interest periods through and including May 15, 2015, Holdings will pay interest on 50% of the outstanding principal amount of its 15.00%/15.00% Notes in cash and 50% in kind and (ii) after May 15, 2015, Holdings will make all interest payments on the 15.00%/15.00% Notes entirely in cash.

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

New Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of March 31, 2012, we had $357.5 million of loans outstanding under our Senior Secured Credit Facilities, all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of March 31, 2012 of approximately $3.6 million.

We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the first three months of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of March 31, 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the filing date of this Quarterly Report, there have been no material developments in the legal proceedings described in Item 3 of our 2011 Annual Report.

Proceedings and claims in the ordinary course of business

We are subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. Although the ultimate outcome of such legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the outcome of any such legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Our failure to prevail in one or more of these legal matters could, individually or in the aggregate, materially adversely affect our consolidated financial position or operating results. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within other expense on our consolidated statements of comprehensive income.

Item 1A. Risk Factors.

Certain risks associated with our business, our indebtedness, and acquisitions we have made or may make are discussed in our 2011 Annual Report under the heading “Risk Factors” in Item 1A of that report. Except as set forth below, we do not believe there have been any material changes in these risks during the three months ended March 31, 2012.

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

Interchange fees, which are typically paid by the acquirer to the issuer in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Act, which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including by regulating and limiting debit card fees charged by certain issuer banks and allowing merchants to offer discounts for different payment methods, as well as other measures. The impact of the Dodd-Frank Act on the Company resulted in reduction of revenue as well as reduction in interchange.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment Holdings, Inc.

Date: May 11, 2012	By:	/s/ Carl A. Grimstad
Carl A. Grimstad Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Mark C. Monaco
Mark C. Monaco Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.

Date: May 11, 2012	By:	/s/ Carl A. Grimstad
Carl A. Grimstad Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Mark C. Monaco
Mark C. Monaco Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated herein by reference
		Form	Date

3.1	Restated Certificate of Incorporation of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.2	Bylaws of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.3	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

3.4	Bylaws of Merger Co., as adopted by iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.