Form 10-Q
period 2012-06-30
iPayment, Inc.; iPayment Holdings, Inc
filed 2012-08-13
CIK 1140184, 1364652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

iPayment Holdings, Inc.	Yes ☑ No ☐
iPayment, Inc.	Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑

Title of each class	Shares Outstanding at August 13, 2012
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

		Page
Introductory Note
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets of iPayment, Inc. and iPayment Holdings, Inc. as of June 30, 2012 (unaudited) and December 31, 2011 (audited)	4
	Unaudited Consolidated Statements of Comprehensive Income of iPayment, Inc. for the three months ended June 30, 2012 (successor), for the period from April 1, 2011 through May 23, 2011 (predecessor) and for the period from May 24, 2011 through June 30, 2011 (successor); for the six months ended June 30, 2012 (successor), for the period from January 1, 2011 through May 23, 2011 (predecessor) and for the period from May 24, 2011 through June 30, 2011 (successor)	5
	Unaudited Consolidated Statements of Comprehensive Income of iPayment Holdings, Inc. for the three months ended June 30, 2012 (successor), for the period from April 1, 2011 through May 23, 2011 (predecessor) and for the period from May 24, 2011 through June 30, 2011 (successor); for the six months ended June 30, 2012 (successor), for the period from January 1, 2011 through May 23, 2011 (predecessor) and for the period from May 24, 2011 through June 30, 2011 (successor)	6
	Unaudited Consolidated Statements of Cash Flows of iPayment, Inc. for the six months ended June 30, 2012 (successor), for the period from January 1, 2011 through May 23, 2011 (predecessor) and for the period from May 24, 2011 through June 30, 2011 (successor)	7

	Unaudited Consolidated Statements of Cash Flows of iPayment Holdings, Inc. for the six months ended June 30, 2012 (successor), for the period from January 1, 2011 through May 23, 2011 (predecessor) and for the period from May 24, 2011 through June 30, 2011 (successor)	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX		37

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC. AND SUBSIDIARIES		iPAYMENT HOLDINGS, INC. AND SUBSIDIARIES
(Dollars in thousands, except share data)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	Successor	Successor	Successor	Successor
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1	$501	$1
Accounts receivable, net of allowance for doubtful accounts of $947 and $973 at June 30, 2012 and December 31, 2011, respectively	31,048	33,961	31,048	33,961
Prepaid expenses and other current assets	2,768	2,221	2,768	2,221
Deferred tax assets	3,013	3,306	3,013	3,306

Total current assets	36,830	39,489	37,330	39,489

Restricted cash	532	542	532	542
Property and equipment, net	8,788	6,636	8,788	6,636
Merchant portfolio and other intangible assets, net of accumulated amortization of $72,511 and $43,220 at June 30, 2012 and December 31, 2011, respectively	242,747	259,980	242,747	259,980
Goodwill	678,153	669,483	678,953	670,283
Other assets, net	22,312	23,798	25,367	26,987

Total assets	$989,362	$999,928	$993,717	$1,003,917

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,581	$5,826	$4,581	$5,826
Income taxes payable, net	3,771	6,445	900	3,615
Accrued interest	6,654	6,750	9,181	9,186
Accrued liabilities and other	23,875	23,195	24,421	23,231

Total current liabilities	38,881	42,216	39,083	41,858

Deferred tax liabilities, net	28,555	29,178	28,347	28,970
Long-term debt	772,421	774,284	906,227	903,141
Other liabilities	1,511	1,440	1,511	1,440

Total liabilities	841,368	847,118	975,168	975,409

Commitments and contingencies (Note 8)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2012 and December 31, 2011	165,764	165,764	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—	45,268	45,268
Accumulated Deficit	(17,770)	(12,954)	(26,719)	(16,760)

Total stockholder’s equity	147,994	152,810	18,549	28,508

Total liabilities and stockholder’s equity	$989,362	$999,928	$993,717	$1,003,917

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended June 30, 2012	Period From		Six Months Ended June 30, 2012	Period From
		May 24 through June 30, 2011	April 1 through May 23, 2011		May 24 through June 30, 2011	January 1 through May 23, 2011
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Revenues	$178,347	$77,519	$107,077	$343,708	$77,519	$276,690
Operating expenses:
Interchange	87,002	42,262	57,051	168,860	42,262	147,779
Other costs of services	69,936	26,104	33,733	133,600	26,104	88,474
Selling, general and administrative	4,931	1,728	2,446	9,163	1,728	6,736

Total operating expenses	161,869	70,094	93,230	311,623	70,094	242,989

Income from operations	16,478	7,425	13,847	32,085	7,425	33,701
Other expense:
Interest expense, net	16,454	7,237	7,677	32,839	7,237	15,578
Other expense (income), net	230	(4)	18,834	(351)	(4)	18,804

(Loss) income before income taxes	(206)	192	(12,664)	(403)	192	(681)
Income tax provision (benefit)	113	73	(4,086)	(571)	73	335

Net (loss) income	$(319)	$119	$(8,578)	$168	$119	$(1,016)

Other Comprehensive Income	—	—	—	—	—	—

Total Comprehensive (Loss) Income	$(319)	$119	$(8,578)	$168	$119	$(1,016)

See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30, 2012	Period From		Six Months Ended June 30, 2012	Period From
(Dollars in thousands)		May 24 through June 30, 2011	April 1 through May 23, 2011		May 24 through June 30, 2011	January 1 through May 23, 2011
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Revenues	$178,347	$77,519	$107,077	$343,708	$77,519	$276,690
Operating expenses:
Interchange	87,002	42,262	57,051	168,860	42,262	147,779
Other costs of services	69,979	26,104	33,733	133,675	26,104	88,474
Selling, general and administrative	4,958	1,728	2,446	9,208	1,728	6,736

Total operating expenses	161,939	70,094	93,230	311,743	70,094	242,989

Income from operations	16,408	7,425	13,847	31,965	7,425	33,701
Other expense:
Interest expense, net	21,524	9,208	8,553	42,886	9,208	16,455
Other expense (income), net	230	(4)	18,834	(351)	(4)	18,804

Loss before income taxes	(5,346)	(1,779)	(13,540)	(10,570)	(1,779)	(1,558)
Income tax (benefit) provision	(1,313)	(307)	(4,295)	(612)	(307)	126

Net loss	$(4,033)	$(1,472)	$(9,245)	$(9,958)	$(1,472)	$(1,684)

Other Comprehensive Income	—	—	—	—	—	—

Total Comprehensive Loss	$(4,033)	$(1,472)	$(9,245)	$(9,958)	$(1,472)	$(1,684)

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	Period From
(Dollars in thousands)		May 24 through June 30 2011	January 1 through May 23 2011
	Successor	Successor	Predecessor
Cash flows from operating activities
Net income (loss)	$168	$119	$(1,016)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	30,970	5,921	16,441
Noncash interest expense and other	1,523	288	7,529
Loss on disposal of property and equipment	685	13	262
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	2,913	478	48
Prepaid expenses and other current assets	(547)	(2)	(457)
Other assets	(2,858)	(491)	123
Accounts payable and income taxes payable	(3,918)	(431)	(10,869)
Accrued interest	(96)	2,102	2,959
Accrued liabilities and other	1,516	(8,342)	7,178

Net cash provided by (used in) operating activities	30,356	(345)	22,198

Cash flows from investing activities
Change in restricted cash	10	1	—
Expenditures for property and equipment	(4,195)	(584)	(1,571)
Acquisitions of businesses and portfolios	(19,025)	(3,600)	—
Payments for prepaid residual expenses	(162)	(371)	(539)

Net cash used in investing activities	(23,372)	(4,554)	(2,110)

Cash flows from financing activities
Net borrowing (repayments) on line of credit	6,000	(7,500)	(15,500)
Repayments of debt	(8,000)	(3,500)	(615,138)
Net dividends paid to parent company	(4,984)	—	(135,539)
Proceeds from issuance of long-term debt, net of discount	—	—	785,125
Debt issuance costs		—	(22,054)

Net cash (used in) provided by financing activities	(6,984)	(11,000)	(3,106)

Net (decrease) increase in cash and cash equivalents	—	(15,899)	16,982
Cash and cash equivalents, beginning of period	1	16,983	1

Cash and cash equivalents, end of period	$1	$1,084	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,677	$70	$11,518
Cash paid during the period for interest	$31,413	$4,847	$11,596

Non-cash increases (decreases) in assets from redemption:
Intangible assets	$—	$106,599	$—
Goodwill	$(473)	$164,530	$—
Deferred tax asset	$(293)	$—	$—

Non-cash increases in assets from acquisitions:
Intangible assets	$4,625	$—	$—
Goodwill	$9,143	$—	$—

See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	Period From
(Dollars in thousands)		May 24 through June 30 2011	January 1 through May 23 2011
	Successor	Successor	Predecessor
Cash flows from operating activities
Net loss	$(9,958)	$(1,472)	$(1,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	30,970	5,921	16,441
Noncash interest expense and other	6,652	312	7,539
Loss on disposal of property and equipment	685	13	262
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	2,913	478	48
Prepaid expenses and other current assets	(547)	(2)	(457)
Other assets	(2,859)	(491)	123
Accounts payable and income taxes payable	(3,959)	(810)	(11,078)
Accrued interest	(51)	4,049	3,827
Accrued liabilities and other	2,026	(8,343)	7,311

Net cash provided by (used in) operating activities	25,872	(345)	22,332

Cash flows from investing activities
Change in restricted cash	10	1	—
Expenditures for property and equipment	(4,195)	(584)	(1,571)
Acquisitions of businesses and portfolios	(19,025)	(3,600)	—
Payments for prepaid residual expenses	(162)	(371)	(539)

Net cash used in investing activities	(23,372)	(4,554)	(2,110)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	6,000	(7,500)	(15,500)
Repayments of debt	(8,000)	(3,500)	(615,138)
Net dividends paid to parent company	—	—	(257,335)
Proceeds from issuance of long-term debt, net of discount	—	—	910,125
Debt issuance costs	—	—	(25,392)

Net cash used in financing activities	(2,000)	(11,000)	(3,240)

Net increase (decrease) in cash and cash equivalents	500	(15,900)	16,982
Cash and cash equivalents, beginning of period	1	16,983	1

Cash and cash equivalents, end of period	$501	$1,083	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,677	$70	$11,518
Cash paid during the period for interest	$36,285	$4,847	$11,596

Non-cash increases (decreases) in assets from redemption:
Intangible assets	$—	$106,599	$—
Goodwill	$(473)	$165,330	$—
Deferred tax asset	$(293)	$—	$—

Non-cash increases in assets from acquisitions:
Intangible assets	$4,625	$—	$—
Goodwill	$9,143	$—	$—

Non-cash increases in debt:	$4,872	$—	$—

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

Business

Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services, primarily in our main operating center in Westlake Village, California.

In May 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 (the “10.25% Notes”) and entered into new senior secured credit facilities consisting of (i) a $375.0 million term facility and (ii) a $75.0 million revolving facility (the “Senior Secured Credit Facilities”). The revolving facility will mature on May 6, 2016, and the term facility will mature on May 8, 2017. Also in May 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (the “15.00%/15.00% Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis. The Senior Secured Credit Facilities, the 10.25% Notes and the 15.00%/15.00% Notes are discussed further in Note 5.

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

As a result of the Equity Redemption, which occurred on May 23, 2011, as discussed further in Note 2, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in these notes to the consolidated financial statements, the results of operations discussed below for the three and six months ended June 30, 2011 reflect the combined results of the Predecessor and Successor entities to facilitate comparison with the results of operations for the three and six months ended June 30, 2012. See Note 2 to the consolidated financial statements.

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As a result of the change in control discussed in Note 2 and the application of ASC 805, we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets and liabilities as of May 23, 2011. The results of this valuation are further discussed in Note 2.

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

We believe the carrying amounts of financial instruments at June 30, 2012 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of June 30, 2012. We estimate its fair value to be approximately $362.0 million, considering executed trades occurring around June 30, 2012. The carrying value of the term loan under the Senior Secured Credit Facilities, net of discount, was $350.9 million as of June 30, 2012. We estimate its fair value to be approximately $351.4 million, considering executed trades occurring around June 30, 2012. The carrying value of the 15.00%/ 15.00% Notes was $133.8 million as of June 30, 2012. We estimate its fair value to be approximately $107.0 million, considering executed trades occurring around June 30, 2012. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.

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

We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three and six months ended June 30, 2012, amortization expense related to our merchant processing portfolios and other intangible assets was $15.2 million and $29.3 million, respectively. For the period from May 24 through June 30, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $5.7 million. For the period from April 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $5.6 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.5 million.

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be treated as a change in estimate and accounted for prospectively. As a result of the Equity Redemption, we appraised merchant processing portfolios as of May 23, 2011. There were no material favorable or unfavorable trends identified in the attrition rates used for the three and six months ended June 30, 2012. Consequently, there were no related adjustments to amortization expense for these periods. Please refer to Note 2 for further discussion.

Our intangible assets are amortized over their estimated lives, except the trade name intangibles, which were determined to have indefinite lives as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of the intangible asset to us, and we have no plans to cease using such names. We believe the trade names have an inherent value due to brand strength.

Common Stock

iPayment and Holdings have 100 and 4,875,000 shares of common stock, respectively, that are issued and outstanding at June 30, 2012. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for our common stock or for the Warrants. No Warrants were exercised as of June 30, 2012.

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

During the six months ended June 30, 2012, the Company made a $0.4 million adjustment to its purchase price allocation, recorded within the “measurement period” in accordance with ASC 805, in addition to a $9.1 million increase related to the acquisition of Flagship Merchant Services (“Flagship”), as discussed further in Note 3. The net effect of these items resulted in an increase in goodwill of $8.7 million.

(3) Acquisitions

On May 2, 2012, we entered into a definitive asset purchase agreement with CardServ, Inc., a Massachusetts corporation doing business as Flagship. Pursuant to the definitive agreement, one of our wholly owned subsidiaries agreed to purchase substantially all of the assets of Flagship for a purchase price of approximately $14.0 million We funded the acquisition of Flagship through revolver borrowings and cash on hand and completed this transaction on May 23, 2012.

In accordance with ASC 805, the Company determined that the acquisition of Flagship constituted an acquisition of a business, thus requiring all assets and liabilities assumed to be recorded at fair value. The following table presents the fair values of assets acquired and liabilities assumed and is based on information that was available to us as of the closing date and may be subject to additional adjustments that can be recorded during the “measurement period” (not to exceed one year as defined by ASC 805), with corresponding increases or decreases to goodwill:

(Dollars in thousands)	iPAYMENT, INC. May 23, 2012	iPAYMENT HOLDINGS, INC. May 23, 2012
Assets:
Cash and Restricted Cash	$25	$25
Deferred tax asset	49	49
Fixed assets	158	158
Intangible assets and other	3,105	3,105
Trade name	1,520	1,520
Goodwill	9,143	9,143

Adjusted Purchase Price Allocation	$14,000	$14,000

As part of the purchase accounting for the Flagship acquisition, approximately $3.1 million was assigned to merchant portfolios and other intangible assets, $1.5 million was assigned to a trade name for “Flagship Merchant Services,” and $9.1 million was assigned to goodwill. The entire $9.1 million assigned to goodwill is expected to be deductible for tax purposes. In addition, we incurred approximately $0.1 million of acquisitions cost related to the Flagship acquisition primarily consisting of professional fees.

Our intangible assets are amortized over their estimated lives, except the “Flagship Merchant Services” trade name, which was determined to have an indefinite life as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of the intangible asset to us, and we have no plans to cease using such name. We believe the trade name has an inherent value due to brand strength.

There were no acquisitions of businesses during the first six months of 2012, including the acquisition of Flagship, that were significant enough to require pro forma disclosure.

Other Acquisitions

In April 2012, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $2.5 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning April 1, 2012.

In April 2012, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $2.6 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning April 1, 2012.

(4) Other Intangibles

Payments for Prepaid Residual Expenses

We paid $0.2 million for prepaid residual expenses during the six month period ended June 30, 2012. For the period from May 24 through June 30, 2011, we made payments totaling $0.4 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. For the period from January 1 through May 23, 2011, we made payments totaling $0.5 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.

(5) Long-Term Debt

Our long-term debt is comprised of the following:

	iPAYMENT, INC. AND SUBSIDIARIES		iPAYMENT HOLDINGS, INC. AND SUBSIDIARIES
(Dollars in thousands)	As of June 30, 2012	As of December 31, 2011	As of June 30, 2012	As of December 31, 2011
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$352,500	$360,500	$352,500	$360,500
Revolving facility	21,500	15,500	21,500	15,500
Discount on Senior Secured Credit Facilities	(1,579)	(1,716)	(1,579)	(1,716)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	134,794	129,922
Discount on 15.00%/15.00% Notes, net of amortization of $179 as of 6/30/2012 and $101 as of 12/31/2011.	—	—	(988)	(1,065)

	772,421	774,284	906,227	903,141
Less: Current portion of long-term debt	—	—	—	—

Total long - term debt	$772,421	$774,284	$906,227	$903,141

The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of June 30, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.82 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of June 30, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.09 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

During the first six months of 2012, we have made net repayments of $8.0 million on the term loan under the Senior Secured Credit Facilities and $6.0 million of net borrowing on the revolving facility.

The shares of iPayment’s common stock held by Holdings have been pledged by Holdings to secure the obligations of iPayment under the Senior Secured Credit Facilities.

10.25% Notes

The 10.25% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “10.25% Notes Indenture”), among the Company, the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (the “Trustee”). iPayment will pay interest on the 10.25% Notes in cash on November 15 and May 15 of each year at a rate of 10.25% per annum. Interest on the 10.25% Notes will accrue from and including the issue date of the 10.25% Notes. The first interest payment date was November 15, 2011. The 10.25% Notes will mature on May 15, 2018. The 10.25% Notes Indenture contains covenants that, among other things, restrict iPayment and its restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change its or their line of business, or enter into certain transactions with affiliates. The covenants in the 10.25% Notes Indenture generally permit iPayment to distribute funds to Holdings to make interest payments on the 15.00%/15.00% Notes to the extent required to be paid in cash by the terms of the 15.00%/15.00% Notes Indenture (as defined below) and for certain other operating expenses of Holdings.

The 10.25% Notes Indenture also provides for customary events of default including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events.

Senior Secured Credit Facilities

iPayment also entered into a Credit Agreement, dated May 6, 2011 (the “Credit Agreement”), with Holdings, the subsidiaries of iPayment identified therein as guarantors, JPMorgan Chase Bank, N.A. and the other lenders party thereto. The Senior Secured Credit Facilities consist of (i) a six-year, $375.0 million term facility and (ii) a five-year, $75.0 million revolving facility, which includes a swing line loan facility and letter of credit facility and is available from time to time until the fifth anniversary of the closing date of the Senior Secured Credit Facilities (or in the case of the letter of credit facility, five business days prior to the fifth anniversary). The terms of the Senior Secured Credit Facilities give iPayment the ability, subject to certain conditions, to request an increase in the amount of the revolving facility in an aggregate amount of up to $25.0 million. We increased the aggregate commitment of the lenders under the revolving facility after the end of the second quarter of 2012. See Note 11 below for more information.

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

At June 30, 2012, iPayment had approximately $350.9 million of term loans outstanding, net of discount of $1.6 million at a weighted average interest rate of 5.75% and $21.5 million of borrowings under its revolving facility at a weighted average interest rate of 4.50%.

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

In addition, the Credit Agreement contains certain customary affirmative covenants, including requirements for financial reports and other notices from iPayment.

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

15.00%/15.00% Notes

The 15.00%/15.00% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “15.00%/15.00% Notes Indenture”), between Holdings and the Trustee. Interest on the 15.00%/15.00% Notes accrues from and includes the issue date of the 15.00%/15.00% Notes. The first interest payment date was November 15, 2011. The 15.00%/15.00% Notes will mature on November 15, 2018. For any interest period through and including May 15, 2015, Holdings may elect to pay interest on the 15.00%/15.00% Notes (i) entirely in cash (“cash interest”) or (ii) pay interest on 50% of the outstanding principal amount of the 15.00%/15.00% Notes in cash interest and on 50% of the outstanding principal amount of the 15.00%/ 15.00% Notes by increasing the principal amount of the outstanding 15.00%/15.00% Notes or by issuing additional 15.00%/15.00% Notes (“PIK interest”). Notwithstanding the foregoing, Holdings will pay cash interest on the 15.00%/15.00% Notes to the extent that iPayment would, on the date notice of such election is required to be made, be permitted pursuant to its debt agreements to pay a dividend or distribution to Holdings in an amount sufficient to pay such cash interest on the relevant interest payment date. After May 15, 2015, Holdings will pay cash interest on the 15.00%/15.00% Notes, subject to certain rights to pay partial PIK interest for up to two additional interest periods.

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

The total proceeds from the issuance of the Units was $121.7 million, net of issuance costs of $3.3 million. The valuation resulted in $1.2 million of the gross proceeds being allocated to the Warrants and accordingly, was recorded as a debt discount as of May 23, 2011. In accordance with the terms of the Warrant Agreement, the 15.00%/15.00% Notes and the Warrants separated on November 2, 2011, which is 180 days after the issue date of the Units. The Warrants are exercisable as of the opening of business on such date until 5:00 p.m., New York City time, on November 15, 2018. Each Warrant not exercised during such period will become void and all rights thereunder and all rights in respect thereof under the Warrant Agreement will cease as of such time. As of June 30, 2012, no Warrants have been exercised.

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

iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities and 10.25% Notes of $9.6 million and $9.4 million, respectively, as of June 30, 2012. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $3.1 million and a debt discount related to the Warrants of $1.0 million as of June 30, 2012.

These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.

Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities and the 10.25% Notes were $0.8 million and $0.6 million, respectively, for the six months ended June 30, 2012. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes $0.1 million for the six months ended June 30, 2012.

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

As of June 30, 2012, iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries have net income taxes payable of $3.8 million and $0.9 million, respectively.

iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries have an income tax expense of $0.1 million and income tax benefit of $1.3 million, respectively, during the second quarter of 2012, compared to income tax benefit of $4.0 million and $4.6 million, respectively, in the comparative period in 2011. Full year forecasted effective tax rates are 49.6% for iPayment and its consolidated subsidiaries and 2.3% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 49.6% is attributable to expenses not deductible for income tax purposes. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, almost one-half of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries each have an income tax benefit of $0.6 million, during the first six months of 2012, compared to income tax expense of $0.4 million and income tax benefit of $0.2 million, respectively, in the comparative period in 2011. During the first six months of 2012 income tax expense was benefited by $0.7 million of adjustments related to the prior year.

During the first six months of 2012 and 2011, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2012, our liabilities for unrecognized tax benefits totaled $1.5 million and are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheets at June 30, 2012 was approximately $0.3 million.

We file federal income tax returns and various state income tax returns. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to 2007.

At June 30, 2012, we had approximately $0.6 million of federal net operating loss carryforwards that will be available to offset regular taxable income through 2020, subject to annual limitations per year. We had state net operating loss carryforwards of approximately $29.6 million as of June 30, 2012.

(8) Commitments and Contingencies

Legal Proceedings

We are subject to certain legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated, certain of which are discussed in Part II, Item 1 of this Quarterly Report under the heading “Legal Proceedings.” Although the ultimate outcome of such legal proceedings cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, in our opinion, the outcome of such legal proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations. However, the outcome of any such legal proceedings cannot be predicted with certainty and in the event of unexpected future developments, it is possible that the ultimate resolution of one or more of these matters could be unfavorable. Our failure to prevail in one or more of these legal matters could, individually or in the aggregate, materially adversely affect our consolidated financial position or operating results. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within other expense on our consolidated statements of comprehensive income.

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

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended June 30, 2012.

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

(11) Subsequent Events

On July 20, 2012, iPayment purchased approximately $23.9 million principal amount of the 15.00%/15.00% Notes from a third party in a privately negotiated transaction. The purchase of such 15.00%/15.00% Notes and the expenses associated therewith were funded with cash on hand and borrowings under the revolving facility under the Senior Secured Credit Facilites. Concurrent with the purchase of such 15.00%/15.00% Notes, we requested and obtained a $20.0 million increase in the aggregate revolving facility commitment. The aggregate commitment of the lenders under the revolving facility following such increase is $95.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are a provider of credit and debit card payment processing services to small merchants across the United States. During June 2012, we generated revenue from approximately 187,000 merchants. Of these merchants, approximately 131,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services through both independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily in our main operating center in Westlake Village, California.

Our strategy is to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume increased 0.6% to $11,258 million for the six months ended June 30, 2012 from $11,193 million for the six months ended June 30, 2011. This increase in charge volume was due primarily to a higher number of transactions per merchant in the first six months of 2012 compared to 2011. However, our revenues decreased $10.5 million or 3.0% to $343.7 million in the first six months of 2012 from $354.2 million in the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume on debit card transactions, driven in large part by the impact from the Durbin Amendment to the Dodd-Frank Act (the “Durbin Amendment”) that became effective on October 1, 2011. Our revenue, net of interchange increased 6.5% to $174.8 million for the six months ended June 30, 2012 from $164.2 million during the same period in 2011. Income from operations decreased 22.0% to $32.1 million for the six months ended June 30, 2012 from $41.1 million during the same period in 2011. The decline in income from operations was primarily due to increases in depreciation and amortization as a result of the Equity Redemption and resulting change of control. Loss before income taxes was $0.4 million for iPayment and its consolidated subsidiaries and $10.6 million for Holdings and its consolidated subsidiaries during the six months ended June 30, 2012, compared to $0.5 million of loss before income taxes for iPayment and its consolidated subsidiary and $3.3 million of loss before income taxes for Holdings and its consolidated subsidiaries in the same period in 2011.

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

With the assistance of an independent third party valuation firm, we completed our most recent annual goodwill and trade name impairment analysis as of May 31, 2012, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill. We determined that no impairment charge to goodwill was required as the fair value of our reporting unit sufficiently exceeded its carrying value.

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

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be treated as a change in estimate and accounted for prospectively.

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

Other costs of services includes costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services includes telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs. Other costs of services also includes depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense. Amortization expense related to merchant portfolio is recognized using an accelerated method over a fifteen-year period. Amortization of merchant portfolios assets results from our acquisitions of portfolios of merchant contracts, revenue streams related to residual agreements related to merchant portfolios, or residual buyouts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios. All other intangible assets are amortized on a straight-line basis over the estimated useful life of the assets.

Selling, general and administrative expenses consists primarily of salaries and wages, as well as other general administrative expenses such as marketing expenses and professional fees.

Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At June 30, 2012 and December 31, 2011, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.2 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at June 30, 2012 and December 31, 2011.

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

Results of Operations:

As a result of the Equity Redemption, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” The results of operations discussed below for the three and six months ended June 30, 2011 reflect the combined results of the Predecessor and Successor entities to facilitate comparison with the results of operations for the three and six months ended June 30, 2012. See Note 2 to the consolidated financial statements.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three months ended June 30,				Change
(Dollars in thousands, except percentages)	2012	% of Total Revenue	2011	% of Total Revenue	Amount	%
	Successor		Combined
Revenues	$178,347	100.0%	$184,596	100.0%	$(6,249)	(3.4)%
Operating Expenses
Interchange	87,002	48.8	99,313	53.8	(12,311)	(12.4)
Other costs of services(1)	69,936	39.2	59,837	32.4	10,099	16.9
Selling, general and administrative(2)	4,931	2.8	4,174	2.3	757	18.1

Total operating expenses	161,869	90.8	163,324	88.5	(1,455)	(0.9)

Income from operations(3)	16,478	9.2	21,272	11.5	(4,794)	(22.5)
Other expense
Interest expense, net(4)	16,454	9.2	14,914	8.1	1,540	10.3
Other expense, net	230	0.1	18,830	(0.1)	(18,599)	(98.8)

Total other expense(5)	16,684	9.3	33,744	8.0	(17,059)	(50.6)

Loss before income taxes(6)	(206)	(0.1)	(12,472)	3.5	12,265	(98.3)
Income tax provision (benefit)(7)	113	0.1	(4,013)	(2.2)	4,125	(102.8)

Net loss(8)	$(319)	(0.2)%	$(8,459)	5.7%	$8,140	(96.2)%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012 is $70.0 million.
(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012 is $5.0 million.
(3)	Income from operations of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012 is $16.4 million.
(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012 and June 30, 2011 are $21.5 million and $17.8 million, respectively.
(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012 and June 30, 2011 are $21.8 million and $36.6 million, respectively.
(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012 and June 30, 2011 are $5.3 million and $15.3 million, respectively.
(7)	Income tax expense and income tax benefit of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012 and June 30, 2011 are $1.3 million and $4.6 million, respectively.
(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012 and June 30, 2011 are $4.0 million and $10.7 million, respectively.

Revenues. Revenues decreased 3.4% to $178.3 million in the second quarter of 2012 from $184.6 million during the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment, which regulates interchange levels for certain debit transactions.

Interchange Expenses. Interchange expenses decreased 12.4% to $87.0 million in the second quarter of 2012 from $99.3 million during the same period in 2011. Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of merchant processing volume, driven in large part by changes in debit card interchange rates that card issuing banks may charge as a result of the Durbin Amendment.

Other Costs of Services. Other costs of services increased 16.9% to $69.9 million for iPayment and its consolidated subsidiaries in the second quarter of 2012 as compared to $59.8 million during the same period in 2011. Other costs of services increased 16.9% to $70.0 million for Holdings and its consolidated subsidiaries in the second quarter of 2012 as compared to $59.8 million during the same period in 2011. The increase in other costs of services was primarily due to higher sales expenses and amortization expenses as a result of the application of ASC 805 in May 2011. See Note 2 to the consolidated financial statements for more information.

Selling, General and Administrative. Selling, general and administrative expenses increased 18.1% to $4.9 million for iPayment and its consolidated subsidiaries in the second quarter of 2012 as compared to $4.2 million during the same period in 2011. Selling, general and administrative expenses increased 18.8% to $5.0 million for Holdings and its consolidated subsidiaries in the second quarter of 2012 as compared to $4.2 million during the same period in 2011. These increases are attributable to higher personnel-related expenses, professional services and other operating expenses.

Other Expense. Total other expense decreased $17.1 million for iPayment and its consolidated subsidiaries and $14.8 million for Holdings and its consolidated subsidiaries in the second quarter of 2012, from $33.7 million for iPayment and its consolidated subsidiaries and $36.6 million for Holdings and its consolidated subsidiaries during the same period in 2011. Other expense in the second quarter of 2011 primarily consisted of $18.7 million of expenses related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for iPayment’s then existing senior secured credit facilities and senior subordinated notes, $4.7 million premium for the redemption of such senior subordinated notes and $7.5 million of strategic advisory fees. Interest expense increased to $16.5 million for iPayment and its consolidated subsidiaries and $21.5 million for Holdings and its consolidated subsidiaries in the second quarter of 2012 from $14.9 million for iPayment and its consolidated subsidiaries and $17.8 million for Holdings and its consolidated subsidiaries in the same period in 2011, largely due to a higher average debt balance as a result of the Refinancing as well as higher weighted average interest rates

Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had an income tax expense of $0.1 million and income tax benefit of $1.3 million for, respectively, during the second quarter of 2012, compared to income tax benefit of $4.0 million and $4.6 million, respectively, in the comparative period in 2011. Full year forecasted effective tax rates are 49.6% for iPayment and its consolidated subsidiaries and 2.3% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 49.6% is attributable to expenses not deductible for income tax purposes. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, almost one-half of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six months ended June 30,				Change
(Dollars in thousands, except percentages)	2012	% of Total Revenue	2011	% of Total Revenue	Amount	%
	Successor		Combined
Revenues	$343,708	100.0%	$354,209	100.0%	$(10,501)	(3.0)%
Operating Expenses
Interchange	168,860	49.1	190,041	53.7	(21,181)	(11.1)
Other costs of services(1)	133,600	38.9	114,578	32.3	19,022	16.6
Selling, general and administrative(2)	9,163	2.7	8,464	2.4	699	8.3

Total operating expenses	311,623	90.7	313,083	88.4	(1,460)	(0.5)

Income from operations(3)	32,085	9.3	41,126	11.6	(9,041)	(22.0)
Other expense
Interest expense, net(4)	32,839	9.6	22,815	6.4	10,024	43.9
Other (income) expense, net	(351)	(0.1)	18,800	5.3	(19,150)	(101.9)

Total other expense(5)	32,488	9.5	41,615	11.7	(9,126)	(21.9)

Loss before income taxes(6)	(403)	(0.2)	(489)	(0.1)	85	(17.4)
Income tax (benefit) provision(7)	(571)	(0.3)	408	0.1	(980)	(239.6)

Net income (loss)(8)	$168	0.1%	$(897)	(0.2)%	$1,065	(118.7)%

(1)	Other cost of services of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012 is $133.7 million.
(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012 is $9.2 million.
(3)	Income from operations of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012 is $32.0 million.
(4)	Net interest expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012 and June 30, 2011 are $42.9 million and $25.7 million, respectively.
(5)	Total other expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012 and June 30, 2011 are $42.5 million and $44.5 million, respectively.
(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012 and June 30, 2011 are $10.6 million and $3.3 million, respectively.
(7)	Income tax benefit of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012 and June 30, 2011 are $0.6 million and $ 0.2 million, respectively.
(8)	Net loss of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012 and June 30, 2011 are $10.0 million and $3.2 million, respectively.

Revenues. Revenues decreased 3.0% to $343.7 million in the first six months of 2012 from $354.2 million during the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment, which regulates interchange levels for certain debt transactions. Merchant processing volume, which represents the total value of transactions processed by us, increased by 0.6%, to $11,258 million during the first six months of 2012 from $11,193 million during the same period in 2011.

Interchange Expenses. Interchange expenses decreased 11.1% to $168.9 million in the first six months of 2012 from $190.0 million during the same period in 2011. Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of merchant processing volume, driven in large part by changes in debit card interchange rates that card issuing banks may charge as a result of the Durbin Amendment.

Other Costs of Services. Other costs of services increased 16.6% to $133.6 million for iPayment and its consolidated subsidiaries in the first six months of 2012 as compared to $114.6 million during the same period in 2011. Other costs of services increased 16.7% to $133.7 million for Holdings and its consolidated subsidiaries in the first six months of 2012 as compared to $114.6 million during the same period in 2011. The increase in other costs of services was primarily due to higher sales expenses and amortization expenses as a result of the application of ASC 805 in May 2011. See Note 2 to the consolidated financial statements, for more information.

Selling, General and Administrative. Selling, general and administrative expenses increased 8.3% to $9.2 million in the first six months of 2012 compared to $8.5 million during the same period in 2011. The increase is attributable to higher personnel-related expenses, professional services and other operating expenses.

Other Expense. Total other expense decreased $9.1 million to $32.5 million for iPayment and its consolidated subsidiaries in the first six months of 2012 from $41.6 million for the same period in 2011. Total other expense decreased $1.9 million to $42.5 million for Holdings and its consolidated subsidiaries in 2012 from $44.5 million in 2011. Other expense in 2011 primarily consisted of $18.7 million of expenses related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for iPayment’s then existing senior secured credit facilities and senior subordinated notes, $4.7 million premium paid for the redemption of such senior subordinated notes and $7.5 million of strategic advisory fees. Interest expense increased to $32.8 million for iPayment and its consolidated subsidiaries and $42.9 million for Holdings and its consolidated subsidiaries in the first six months of 2012 from $22.8 million for iPayment and its consolidated subsidiaries and $25.7 million for Holdings and its consolidated subsidiaries in the same period in 2011, largely due to a higher average debt balance as a result of the Refinancing as well as a higher weighted average interest rate.

Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries each have an income tax benefit of $0.6 million, during the first six months of 2012, compared to income tax expense of $0.4 million and income tax benefit of $0.2 million, respectively, in the comparative period in 2011. Full year forecasted effective tax rates for the first six months of 2012 are 49.6% for iPayment and its consolidated subsidiaries and 2.3% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 49.6% is attributable to expenses not deductible for income tax purposes. During the first six months of 2012 income tax expense was benefited by $0.7 million of adjustments related to the prior year. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, almost one-half of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $0.5 million and less than $0.1 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of June 30, 2012, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) $2.1 million compared to a net deficit of $2.7 million as of December 31, 2011. The decrease in net deficit resulted primarily from a reductions in accounts receivable and deferred tax assets of $2.9 million and $0.3 million, respectively offset by reductions in accounts payable and income tax payable of $1.2 million and $2.7 million, respectively.

As of June 30, 2012, Holdings and its consolidated subsidiaries had a net working capital deficit of $1.8 million compared to a net deficit of $2.4 million as of December 31, 2011. The decrease in net deficit resulted primarily from a reduction in accounts receivable and deferred tax assets of $2.9 million and $0.3 million and an increase in accrued liabilities and other of $1.2 million, respectively, and reductions in accounts payable and income taxes payable of $1.2 million and $2.7 million, respectively, offset by an increase in cash and cash equivalents of $0.5 million.

We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.

We have significant outstanding long-term debt as of June 30, 2012. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of June 30, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.82 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of June 30, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.09 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

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

Operating activities

Net cash provided by operating activities was $30.4 million for iPayment and its consolidated subsidiaries during the first six months of 2012. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net income of $0.2 million adjusted by depreciation and amortization of $31.0 million, non-cash interest expense and other of $1.5 million, loss on disposal of property and equipment of $0.7 million, and a net unfavorable change in operating assets and liabilities of $3.0 million. The net unfavorable change in operating assets and liabilities are primarily due to decreases in accounts payable and income taxes payable, as a result of federal and state tax payments made during 2012, and an increase in other assets, offset by a decrease in accounts receivable.

For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $25.9 million consisted of a net loss of $10.0 million adjusted by depreciation and amortization of $31.0 million, non-cash interest expense and other of $6.7 million, loss on disposal of property and equipment of $0.7 million, and a net unfavorable change in operating assets and liabilities of $2.5 million. The net unfavorable change in operating assets and liabilities are primarily due to a decrease in accounts payable and income taxes payable, as a result of federal and state tax payments made during 2012, and an increase in other assets, offset by a decrease in accounts receivable and an increase in accrued liabilities and other.

Net cash provided by operating activities for iPayment and its consolidated subsidiaries was $21.9 million during the first six months of 2011, consisting of net loss of $0.9 million adjusted by depreciation and amortization of $22.4 million, non-cash interest expense and other of $7.8 million, and a net unfavorable change in operating assets and liabilities of $7.7 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011.

Net cash provided by operating activities for Holdings and its consolidated subsidiaries was $22.0 million during the first six months of 2011, consisting of net loss of $3.2 million adjusted by depreciation and amortization of $22.4 million, non-cash interest expense and other of $7.9 million, and a net unfavorable change in operating assets and liabilities of $5.3 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011.

Investing activities

Net cash used in investing activities was $23.4 million during the first six months of 2012. Net cash used in investing activities consisted primarily of $4.2 million of property and equipment expenditures and $19.0 million of acquisitions of businesses and portfolios.

Net cash used in investing activities was $6.7 million during the first six months of 2011. Net cash used in investing activities consisted of $2.2 million of property and equipment expenditures, $3.6 million for acquisitions of businesses and portfolios, and $0.9 million for payments for contract modifications for prepaid residual expenses.

Financing activities

Net cash used in financing activities for iPayment and its consolidated subsidiaries was $7.0 million during the first six months of 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities, $6.0 million of borrowing on the revolving facility thereunder and a $5.0 million dividend to Holdings which was used for the $5.0 million interest payment on the debt. Net cash used in financing activities for Holdings and its consolidated subsidiaries was $2.0 million during the first six months of 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $6.0 million of borrowing on the revolving facility thereunder.

Net cash used in iPayment and its consolidated subsidiaries’ financing activities was $14.1 million during the first six months of 2011, consisting of proceeds from the issuance of long term debt of $785.1 million, net of discount, related to the Senior Secured Credit Facilities and the 10.25% Notes, offset by $22.1 million of debt issuance costs related to the Refinancing, $135.5 million in dividends primarily to Holdings which mostly related to the consummation of the Equity Redemption, $618.6 million of net repayments on our senior secured credit facilities and previously existing senior subordinated notes, of which $615.1 million was paid under iPayment’s previously existing senior secured credit facilities and previously existing senior subordinated notes and $3.5 million was paid under our term facility, and $23.0 million of net repayments under our revolving facility.

Net cash used in Holdings and its consolidated subsidiaries’ financing activities was $14.2 million during 2011, consisting of proceeds from the issuance of long term debt of $910.1 million, net of discount, related to the Senior Secured Credit Facilities, the 10.25% Notes and the 15.00%/15.00% Notes, offset by $25.4 million of debt issuance costs related to the Refinancing, $257.3 million paid as a dividend in connection with the consummation of the Equity Redemption, $618.6 million of net repayments on our senior secured credit facilities and previously existing senior subordinated notes, of which $615.1 million was paid under iPayment’s previously existing senior secured credit facilities and previously existing senior subordinated notes and $3.5 million under our term facility, and $23.0 million of net repayments under our revolving facility.

See Notes 2 and 5 to the consolidated financial statements for further detail regarding the Company’s long-term debt and the Refinancing.

Contractual Obligations

The following table of our material contractual obligations as of June 30, 2012 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	$374,000	$—	$—	$374,000	$—
10.25% Notes	400,000	—	—	—	400,000
Interest, net of discount and amortization(1)	344,460	62,852	125,704	121,222	34,682
Operating lease obligations	14,388	2,174	3,600	3,340	5,274
Purchase obligations and other(2)	2,705	652	1,273	780	—

Total contractual obligations	$1,135,553	$65,678	$130,577	$499,342	$439,956
Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	$168,112	$—	$—	$—	$168,112
Interest(1)(3)	121,577	10,299	23,019	50,434	37,825

Total contractual obligations	$289,689	$10,299	$23,019	$50,434	$205,937

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of June 30, 2012, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 5 to the consolidated financial statements.
(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors and other service-related obligations.
(3)	Assumes that (i) for all interest periods through and including May 15, 2015, Holdings will pay interest on 50% of the outstanding principal amount of its 15.00%/15.00% Notes in cash and 50% in kind and (ii) after May 15, 2015, Holdings will make all interest payments on the 15.00%/15.00% Notes entirely in cash.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the effects of inflation described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation,” the following is a description of additional market risks to which we may be exposed.

We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of June 30, 2012, we had $374 million of loans outstanding under our Senior Secured Credit Facilities, all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of June 30, 2012 of approximately $3.7 million.

We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the first six months of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of June 30, 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in Item 3 of our 2011 Annual Report.

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

As previously described in our 2011 Annual Report:

•

The parties filed a joint stipulation with the District Court, requesting that the District Court (i) enter an order pursuant to which Vericomm’s claims be submitted to arbitration, (ii) vacate any and all dates on the calendar and (iii) administratively stay the case pending a resolution of the arbitration.

•	On November 16, 2011, the District Court granted the parties’ stipulation and entered an order upon the terms requested in the joint stipulation.

•	On March 13, 2012, pursuant to the District Court’s order, Vericomm filed and served an Arbitration Demand, which will be heard by Judicial Arbitration Mediation Services in Los Angeles, California.

•

The allegations made in, and relief sought through, the Arbitration Demand are materially similar to the Vericomm’s amended complaint. Vericomm brought causes of action for (i) breach of contract; (ii) fraud; (iii) breach of the covenant of good faith and fair dealing; and (iv) accounting.

We brought a motion to dismiss Vericomm’s fraud claim, which was granted by the arbitrator pursuant to an order dated July 2, 2012. No date for the arbitration hearing as to the remaining claims has been set.

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

Item 1A. Risk Factors.

Certain risks associated with our business, our indebtedness, and acquisitions we have made or may make are discussed in our 2011 Annual Report under the heading “Risk Factors” in Item 1A of that report. Except as set forth below, we do not believe there have been any material changes in these risks during the six months ended June 30, 2012.

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

iPayment Holdings, Inc.

Date: August 13, 2012	By: /s/ Carl A. Grimstad
Carl A. Grimstad Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 13, 2012	By: /s/ Mark C. Monaco
Mark C. Monaco Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.

Date: August 13, 2012	By: /s/ Carl A. Grimstad
Carl A. Grimstad Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2012	By: /s/ Mark C. Monaco
Mark C. Monaco Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated herein by reference
		Form	Date

3.1	Restated Certificate of Incorporation of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.2	Bylaws of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.3	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

3.4	Bylaws of Merger Co., as adopted by iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	1.1.1 XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.