Form 10-K/A
period 2011-12-31
iPayment, Inc.; iPayment Holdings, Inc
filed 2013-01-29
CIK 1140184, 1364652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

iPayment, Inc. (the “Company”) and iPayment Holdings, Inc. (“Holdings”) are filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2012 (the “Original Filing”), to amend and restate our audited financial statements and related disclosures for the years ended December 31, 2009, 2010, and 2011. This Amended Filing also includes restated unaudited quarterly financial information for each of the years ended December 31, 2009, 2010, and 2011 and amends certain other Items in the Original Filing as listed in “Items Amended in this Filing” below, as a result of the restatement of our financial statements. The details of the restatement are discussed below and in Note 2 to the accompanying restated financial statements.

Background of Restatement

In August 2012, as disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012 the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company engaged Debevoise & Plimpton LLP and forensic accountants of Ernst & Young LLP to work with management to conduct an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned.

The Company’s internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such misconduct occurred in five principal areas: (i) failure to maintain an adequate control environment that set a proper culture within our operations; (ii) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (iii) overstatement of certain vendor invoices, principally in the information technology area; (iv) falsification of certain employee expense reimbursements and other payments; and (v) the posting of manual journal entries without sufficient supporting documentation or adequate review and approval. The adjustments related to the financial misconduct and the recording of immaterial prior period adjustments not related to the financial misconduct are set forth in the table below.

	Cumulative embezzlement costs through December 31, 2011	iPayment Holdings, Inc. & iPayment, Inc. (Successor & Predecessor combined)	iPayment Holdings, Inc. & iPayment, Inc.
(Dollars in thousands)		2011	2010	2009	2008(1)
Embezzlement costs
Residual expense	$3,672	$1,760	$1,100	$736	$76
Property and equipment	1,942	741	265	—	936
Other intangible assets	1,682	1,527	—	155	—
Residual buyout	1,625	—	1,625	—	—
Travel and entertainment	229	106	—	58	65
Prepaids and other receivables	208	—	155	—	53
Other	123	—	3	2	118

Total embezzlement costs	$9,481	4,134	3,148	951	1,248

Embezzlement costs previously included in the statements of operations as:
Other costs of services		(2,319)	(1,611)	(1,018)	(158)
Selling, general and administrative		(106)	(3)	(68)	(151)
Prior period adjustments not related to fraudulent transactions
Reversal of residual buyout amortization expense		(1,996)	—	—	—
Reversal of deferred gain amortization		613	—	—	—
Other adjustments recorded in connection with the restatement		(609)	(334)	485	N/A
Tax adjustments
Tax effect of the above recorded adjustments		4	(341)	(233)	(360)
Prior period tax adjustments not related to fraudulent transactions		(1,375)	(1,081)	—	—

Net (increase) decrease		(1,654)	(222)	117	$579

Net income (loss), as previously reported(2)		(18,044)	22,828	15,328

Net income (loss), as restated(2)		$(16,390)	$23,050	$15,211

(1)	adjustments to beginning retained earnings at January 1, 2009
(2)	for 2011, net (loss) is for iPayment Holdings, Inc.

Total embezzlement costs incurred by the Company cumulatively through December 31, 2011 were approximately $9.5 million. Approximately $5.1 million of such identified losses through December 31, 2011 were previously classified as residual and other expenses within other costs of services in the financial statements during the periods in which the misconduct took place. Approximately $0.3 million of such identified losses were classified as selling, general and administrative expenses in the financial statements during the periods in which the misconduct took place. The Company reclassified these costs as embezzlement costs included in total operating expenses. These embezzlement costs had no effect on the Company’s income from operations and net income (loss) in the prior periods. The remaining amount of such identified embezzlement costs totaling approximately $4.1 million through December 31, 2011 were capitalized in the financial statements as property and equipment, other intangible assets or other assets during the periods in which the misconduct took place. Such losses were written off as embezzlement costs in the restated financial statements in the periods in which the misconduct took place and do affect the Company’s income from operations and net income (loss) in its restated financial statements.

Based on the results of the Company’s internal investigation, and the financial impact thereof on prior financial periods, the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, determined that the Company’s financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP’s reports thereon, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q (the “Affected Financial Statements”), should no longer be relied upon. As a result, the Company has restated the Affected Financial Statements to reflect the effect of such financial misconduct on the Affected Financial Statements. This Form 10-K/A contains more information about the restatement in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 8 of this report. Additionally, more information regarding the internal investigation is included in Item 3 of this report.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I –Item 1. Business

•	Part I – Item 1A. Risk Factors

•	Part I – Item 3. Legal Proceedings

•	Part II – Item 6. Selected Financial Data

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8. Financial Statements and Supplementary Data

•	Part II – Item 9A. Controls and Procedures

•	Part III – Item 10. Directors, Executive Officers and Corporate Governance

•	Part III – Item 14. Principal Accountant Fees and Services

Although this Amended Filing amends and restates the Original Filing in its entirety, it amends only the items of the Original Filing identified above to reflect the restatement. Except for the foregoing amended information or where otherwise noted, this Form 10-K/A does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. Rather, except as described above, information is unchanged and reflects the disclosures made at the time of the Original Filing on March 23, 2012. Events occurring after the date of the Original Filing (other than items changed as a result of the restatement as well as certain disclosures made to reflect subsequent events, all contained in our consolidated financial statements which occurred after December 31, 2011 through the date of filing), have been or will be addressed in our amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012 and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, which will be filed shortly after the filing of this Form 10-K/A, and/or in other reports filed with the SEC subsequent to the date of the Original Filing.

The sections of the Original Filing affected by the restatement should no longer be relied upon. In addition, this Form 10-K/A has been repaginated and references to “Form 10-K” have been revised to refer to “Form 10-K/A.”

In addition, in accordance with applicable SEC rules, this Amended Filing includes new currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Restatement of Other Financial Statements

In addition to this Amended Filing, we will file an amendment to each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 (the “March 10-Q/A” and the “June 10-Q/A”). The March 10-Q/A and June 10-Q/A will be filed shortly after this Amended Filing to restate our unaudited financial statements and related financial information for the periods contained in those reports and to amend certain other Items within the previously issued quarterly filings.

Internal Control Considerations

As discussed in Part II — Item 9A of this Amended Filing, the Board of Directors of the Company concluded on November 1, 2012 that material weaknesses in the internal control over financial reporting exist at the Company, and consequently the Board of Directors has determined that management’s report on internal control over financial reporting as of December 31, 2009, 2010 and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended, should no longer be relied upon. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. The Company is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part II — Item 9A included in this Amended Filing.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K/A (this “Annual Report”), including, but not limited to, certain statements set forth under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based on the beliefs of our management and information currently available to them. The statements included in this Annual Report regarding our future financial performance, results and other statements that are not historical facts are forward-looking statements. The words “may,” “could,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “project,” “predict,” “potential,” “future” and similar terms are intended to identify forward-looking statements.

The forward-looking statements included in this Annual Report are subject to risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those which may be forecast and projected. Under no circumstances should the inclusion of such information in this Annual Report be regarded as a representation, warranty or prediction with respect to the accuracy of the underlying assumptions by us or any other person. Investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results expressed or anticipated in these statements. These factors include, without limitation:

•	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;

•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate;

•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;

•	our and our bank sponsors’ ability to adhere to the standards of the Visa and MasterCard payment card associations;

•	our reliance on third-party processors and service providers;

•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;

•	our ability to pass along increases in interchange costs and other costs to our merchants;

•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;

•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;

•	the impact on our reputation of negative publicity arising from the fraud committed by certain of our former employees;

•	the effects of increased competition, which may adversely influence our financial performance;

•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;

•	the effect of adverse business conditions on our merchants;

•	our ability to adopt technology to meet changing industry and customer needs or trends;

•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;

•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;

•	the impact of seasonality on our operating results;

•	the impact of any failure in our systems due to factors beyond our control;

•	the impact of any material breaches in the security of our systems;

•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;

•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;

•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or contract;

•	our ability to successfully defend against various legal proceedings;

•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;

•	our material weaknesses in internal control over financial reporting; and

•	the other factors identified in the section of this Annual Report entitled “Risk Factors.”

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

Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume processed for 2011 was $22.7 billion equal to the charge volume processed in 2010. However, our revenues increased $9.0 million or 1.3% to $708.2 million in 2011 from $699.2 million in 2010. Our net revenue increased 4.7% to $286.3 million in 2011 from $273.4 million in 2010. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Revenues increased primarily due to an increase in other revenues. Income from operations decreased 24.7% to $65.3 million during 2011 from $86.7 million during 2010, primarily as a result of increased amortization expense due to the application of ASC Topic 805 “Business Combinations.” Loss before income taxes was $9.2 million in 2011, compared with $40.0 million of income before income taxes in 2010 for iPayment and its consolidated subsidiaries. Loss before income taxes was $21.8 million in 2011, compared with $40.0 million of income before income taxes in 2010 for Holdings and its consolidated subsidiaries. Our loss before income taxes in 2011 is net of non-recurring expenses totaling $18.7 million related to the Refinancing (defined below) and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for early redemption of iPayment’s senior subordinated notes and $7.5 million of strategic advisory fees discussed in “Certain Relationships and Related Transactions, and Director Independence.” Excluding these items, income before income taxes would have been income of approximately $9.5 million and a loss of approximately $3.1 million for iPayment and Holdings and their consolidated subsidiaries, respectively, for the year ended December 31, 2011.

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

Services and economics

We enable small merchants to accept credit and debit cards by providing a range of services, which include transaction processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. For these services, we charge our merchants a discount fee, or the “Merchant Discount,” which is based primarily on a percentage of the dollar amount of each transaction we process. The Merchant Discount may vary based on several other factors, including the type of merchant, the type of card used and whether the transaction process is a swipe transaction or a card-not-present transaction (i.e., over the Internet or by mail, fax or telephone). For example, the Merchant Discount we typically receive for a credit card transaction is approximately 2.8% of the dollar amount of the transaction. In 2011, we derived approximately 87% of our revenues from the Merchant Discount that we charge for each transaction, which we believe has contributed to a stable, recurring revenue base.

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

As compensation for their referral of merchant accounts, we pay our ISGs an agreed-upon residual, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our ISGs varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our ISGs, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2011, we had outstanding loans to ISGs in an aggregate amount of $1.4 million. We may decide to loan additional amounts in the future. The notes representing these loans bear interest in amounts ranging from 6.5% to 15.0% and are due through 2015. We secure the loans by attaching the ISGs’ assets, including the rights they have to receive residuals and fees generated by the merchants they refer to us, any other accounts receivable and, in certain cases, by obtaining personal guarantees from the individuals who operate the ISGs.

Relationships with Sponsors and Processors

In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an independent sales organization and with MasterCard as a member service provider.

Sponsoring Banks. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo. The initial term of our agreement with Wells Fargo lasts through December 2014 and will thereafter automatically continue unless either party provides the other at least six months’ notice of its intent to terminate. Typically, the sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing its services under the agreement. The agreements generally define a material breach as a failure to perform a material obligation under the agreement, specifically any breach of any warranty, representation or covenant or condition or term of the agreement, such as noncompliance with applicable laws, failure to provide relevant documentation as to certain account related data, failure to provide a marketing plan upon request, failure to maintain a transfer account or failure to pay for services. From time to time, we may enter into agreements with additional banks. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks, including our agreement with Wells Fargo, provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of ISGs. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we guarantee that any of our sponsoring banks will not terminate their sponsorship of us in the future or seek to modify their agreement with us in a manner that may adversely affect our ability to process bankcard transactions or otherwise operate our business.

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

Our Merchant Base

We serve a large portfolio of approximately 132,000 active small merchants that are engaged in a wide variety of businesses and industries. We believe this diversity contributes to a stable revenue base. No single merchant accounted for more than 1% of our aggregate charge volume for 2011. Because of our limited customer concentration, variation in charge volume from any one merchant or industry has a limited effect on our total charge volume and financial results. The following chart shows the primary categories of the merchants we serve based on 2011charge volume:

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

Segment Information and Geographical Information

We consider our business activities to be in a single reporting segment as we derive approximately 87% of our revenue and results of operations from processing revenues and other fees from electronic payments. During 2011, 2010, and 2009, no single merchant accounted for more than 1% of our revenues. All of our revenue is generated from, and all of our long-lived assets are located in, the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.

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

We may collect and store limited data about merchants and their principal owners, including names, addresses, social security numbers, driver’s license numbers, checking and savings account numbers, and payment history records. In addition, we maintain a limited database of cardholder data relating to specific transactions, including card numbers and cardholder addresses, in order to process the transactions, for fraud prevention and other internal processes. If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.

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

Our success depends upon the continued services of our senior management and other key employees, all of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with ISGs, card associations, bank sponsors and other payment processing and service providers. The loss of the services of one or more of our senior managers or other key employees or damage to their reputations and influence within the industry could have a material adverse effect on our business, financial condition and results of operations. As a result of our internal fraud investigation discussed in Note 2 to our consolidated financial statements, “Restatement of Consolidated Financial Statements,” certain of our senior officers were terminated or resigned in September 2012. We have acted expeditiously to replace these officers or to reassign their responsibilities to other employees, and we are not aware of any merchants or agents that have been lost or adversely affected as a result of their departures. However, there can be no assurance that their departures will not have a material adverse effect on our business, financial condition or results of operations in the future.

Our reputation could be damaged as a result of negative publicity.

We depend upon our reputation to compete for agents, merchants and employees. Unfavorable publicity can damage our reputation and negatively impact our economic performance. For example, the fraud committed by certain of our former employees and contractors as discussed in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” could adversely impact our reputation. While we have made efforts to mitigate this risk by terminating those former employees who were responsible for such fraud, and by implementing new policies, procedures and internal controls, there can be no assurance that unfavorable publicity arising from the forgoing will not have a material adverse effect on our business.

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

We have identified material weaknesses in our internal controls over financial reporting.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. The Board of Directors of the Company concluded on November 1, 2012 that material weaknesses in the internal control over financial reporting exist at the Company, and consequently the Board of Directors determined that management’s report on internal control over financial reporting as of December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended, should no longer be relied upon. These material weaknesses led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009, 2010, and 2011 and for the first two quarters of 2012 and the failure of the Company to file on a timely basis its Quarterly Report on Form 10-Q for the interim period ended September 30, 2012. These material weaknesses are discussed further within Item 9A “Controls and Procedures” of this Annual Report on Form 10-K/A. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

The Company and Holdings are currently in the process of remediating these material weaknesses in internal control over financial reporting by, among other things, designing and implementing new procedures and controls throughout the Company and its subsidiaries and by strengthening our accounting department through the addition of new personnel and resources. If we fail to remediate these material weaknesses or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis. Management continues to devote significant time and attention to remediating these material weaknesses and improving our internal controls, and we expect to continue to incur costs associated with implementing appropriate processes, which could include fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

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

The indentures governing the notes and the Senior Secured Credit Facilities contain negative covenants customary for such financings, such as limiting our and our restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional debt, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change our or their line of business, or enter into certain transactions with affiliates. The Senior Secured Credit Facilities have various financial and other covenants that require iPayment to maintain minimum coverage ratios as well as make timely financial statement filings with the Securities and Exchange Commission. We may also incur future debt obligations, which might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

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

In November 2012, we were unable to satisfy the conditions precedent for borrowing under the Senior Secured Credit Facilities’ revolving credit facility in order to fund scheduled interest payments due on November 15, 2012 on the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes. As a result, on November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The covenants in the indentures governing the notes and in the Senior Secured Credit Facilities could adversely affect our ability to finance our future operations or capital needs, pursue available business opportunities or make payments upon the Notes. Our ability to comply with these covenants may be subject to events outside our control. Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We cannot provide assurance that we would have sufficient liquidity to repay or refinance the Notes or borrowings under the Senior Secured Credit Facilities if such amounts were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the indentures or the Senior Secured Credit Facilities could also result in an event of default under other financing agreements.

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

If a change of control occurs, it is possible that we may not have sufficient assets at the time of the change of control to make the required repurchase of Notes or to satisfy all obligations under our other debt instruments. Holdings is a holding company for its subsidiaries, with no material operations of its own and only limited assets. See “Risk Factors — All of Holdings’ operations, and substantially all of iPayment’s operations, are conducted at the subsidiary level, which may materially adversely affect our ability to service our debt.” Debt of Holdings’ subsidiaries, including the Senior Secured Credit Facilities and the 10.25% Notes, contains prohibitions and restrictions on dividends to Holdings, including for purposes of funding a change of control offer.

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

On March 13, 2012, pursuant to the District Court’s order, Vericomm filed and served an Arbitration Demand, which will be heard by Judicial Arbitration Mediation Services (“JAMS”) in Los Angeles, California. The allegations made in, and relief sought through, the Arbitration Demand are materially similar to the Vericomm FAC. Vericomm brings causes of action for (i) breach of contract; (ii) fraud; (iii) breach of the covenant of good faith and fair dealing; and (iv) accounting. We subsequently brought a motion to dismiss Vericomm’s fraud claim, which was granted by the arbitrator pursuant to an Order dated July 2, 2012. The Arbitration hearing as to the remaining claims is set to commence on May 13, 2013. We intend to continue to vigorously defend ourselves; however, at this time, the ultimate outcome of the dispute and our potential liability associated with the claims asserted against us cannot be predicted with any certainty, and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

Internal Investigation

In August 2012, the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company engaged Debevoise & Plimpton LLP and forensic accountants of Ernst & Young LLP to work with management to conduct an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned.

The Company’s internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such misconduct occurred in five principal areas: (i) failure to maintain an adequate control environment that set a proper culture within our operations, (ii) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (iii) overstatement of certain vendor invoices, principally in the information technology area; (iv) falsification of certain employee expense reimbursements and other payments; and (v) the posting of manual journal entries without sufficient supporting documentation or adequate review and approval. See Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 8 of this report.

The Company has entered into cooperation and restitution agreements with several participants in the misconduct and is in discussions regarding similar agreements with the remaining participants. There can be no assurance, however, that we will reach additional settlement agreements or that we will be able to recover a material portion of the losses described above.

SEC Inquiry

On or around January 8, 2013, the Company was advised by the staff of the SEC that it is conducting an inquiry into the events disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012. The Company intends to cooperate with the SEC staff in its inquiry.

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

None

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

ITEM 6. SELECTED FINANCIAL DATA

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its audited financial statements for certain of the periods presented in this Item. The following table and related footnotes thereto present the restated selected historical consolidated financial and other data as of and for the periods indicated of Holdings and iPayment and, in each case, their respective subsidiaries. Except as otherwise indicated in such footnotes, the restated selected historical consolidated financial and other data of Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries is the same. See Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 8 of this report for further information about the restatement.

	iPAYMENT, INC.
	Restated Period from
	May 24	January 1	Restated	Restated	Restated
	through	through	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	May 23,	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2009	2008	2007
(Dollars in thousands, unless otherwise indicated)	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
					(unaudited)
Statement of Operations Data:
Revenues	$431,511	$276,690	$699,174	$717,928	$794,825	$759,109
Operating expenses:
Interchange	226,366	147,779	380,577	397,530	450,570	437,955
Other costs of services	160,190	87,130	214,928	227,720	240,723	228,537
Selling, general and administrative	10,550	6,736	13,824	20,280	20,789	21,144
Embezzlement costs	2,981	1,153	3,148	951	1,248	—

Total operating expenses	400,087	242,798	612,477	646,481	713,330	687,636

Income from operations	31,424	33,892	86,697	71,447	81,495	71,473
Other income (expenses):
Interest expense, net(1)	40,279	15,578	45,662	46,488	56,289	60,216
Other	(115)	18,804	1,058	1,245	750	(179)

Total other expense(2)	40,164	34,382	46,720	47,733	57,039	60,037

Income (loss) before income taxes(3)	(8,740)	(490)	39,977	23,714	24,456	11,436
Income tax provision (benefit)(4)	(2,781)	411	16,927	8,503	9,745	6,005

Net income (loss)(5)	(5,959)	(901)	23,050	15,211	14,711	5,431
Less: Net income attributable to noncontrolling interests	—	—	—	(3,588)	(987)	—

Net income (loss) attributable to iPayment, Inc.	$(5,959)	$(901)	$23,050	$11,623	$13,724	$5,431

Balance Sheet Data (as of period end) (in thousands):
Cash and cash equivalents	1	N/A	1	2	3,589	33
Working capital (deficit)	(2,214)	N/A	(10,097)	(7,108)	(10,437)	(8,713)
Total assets(6)	998,311	N/A	735,486	745,003	768,361	767,545
Total long-term debt including current portion(7)	774,284	N/A	624,967	651,519	687,326	697,357
Stockholders’ equity(8)	154,349	N/A	71,967	42,442	27,013	17,216

Financial and Other Data:
Charge volume (in millions) (unaudited)(9)	13,928	8,733	22,653	23,526	26,783	26,797
Capital expenditures	5,349	1,292	2,643	2,302	2,374	1,110

(1)	Net interest expense of Holdings and its consolidated subsidiaries for the period from January 1 through May 23 and May 24 through December 31, 2011 were $16.5 million and $51.9 million, respectively.
(2)	Total other expense of Holdings and its consolidated subsidiaries for the period from January 1 through May 23 and May 24 through December 31, 2011 were $35.3 million and $51.8 million, respectively.
(3)	Loss before income taxes of Holdings and its consolidated subsidiaries for the period from January 1 through May 23 and May 24 through December 31, 2011 were $1.4 million and $20.4 million, respectively.
(4)	Holdings and its consolidated subsidiaries recorded income tax provision of $0.2 million for the period from January 1 through May 23, 2011 and income tax benefit of $5.6 million for the period from May 24 through December 31, 2011.
(5)	Net loss of Holdings and its consolidated subsidiaries for the period from January 1 through May 23 and May 24 through December 31, 2011 were $1.6 million and $14.8 million, respectively.
(6)	Total assets of Holdings and its consolidated subsidiaries as of December 31, 2011 is $1,002.3 million.
(7)	Total long-term debt including current portion of Holdings and its consolidated subsidiaries as of December 31, 2011 is $903.1 million.
(8)	Stockholders’ equity of Holdings and its consolidated subsidiaries as of December 31, 2011 is $30.0 million.
(9)	Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants. This data is provided to us by our third-party processing vendors and is not independently verified by us.

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

As discussed in the Explanatory Note to this Amended Filing and in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 8 of this report, we are amending and restating our audited consolidated financial statements and related disclosures for all periods presented in this Amended Filing. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. The discussion in this section contains forward-looking statements based on management’s current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report.

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

Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume processed for 2011 was $22.7 billion, equal to the charge volume processed in 2010. However, our revenues increased $9.0 million or 1.3% to $708.2 million in 2011 from $699.2 million in 2010. Our net revenue increased 4.7% to $286.3 million in 2011 from $273.4 million in 2010. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Revenues increased primarily due to an increase in other revenues. Income from operations decreased 24.7% to $65.3 million during 2011 from $86.7 million during 2010, primarily as a result of increased amortization expense due to the application of ASC Topic 805 “Business Combinations.” Loss before income taxes was $9.2 million in 2011, compared with $40.0 million of income before income taxes in 2010 for iPayment and its consolidated subsidiaries. Loss before income taxes was $21.8 million in 2011, compared with $40.0 million of income before income taxes in 2010 for Holdings and its consolidated subsidiaries. Our loss before income taxes in 2011 is net of non-recurring expenses totaling $18.7 million related to the Refinancing (as defined below) and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for early redemption of iPayment’s senior subordinated notes and $7.5 million of strategic advisory fees discussed in “Certain Relationships and Related Transactions, and Director Independence.” Excluding these items, income before income taxes would have been income of approximately $9.5 million and a loss of approximately $3.1 million for iPayment and Holdings and their consolidated subsidiaries, respectively, for the year ended December 31, 2011.

Acquisitions

Since our inception, we have expanded our card-based payment processing services through the acquisition of businesses, significant portfolios and several smaller portfolios of merchant accounts. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 56,000 active small merchants on January 1, 2003, to approximately 132,000 on December 31, 2011. In addition, primarily due to these acquisitions, our revenues grew from $226.1 million in 2003 to $708.2 million in 2011, which represents a 15.3% compound annual growth rate from 2003 to 2011.

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

Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At December 31, 2011, December 31, 2010 and December 31, 2009, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million, $1.4 million and $1.5 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at December 31, 2011, December 31, 2010 and December 31, 2009.

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

Years ended December 31, 2011 and 2010

	iPAYMENT, INC.
	Restated	% of Total	Restated	% of Total	Change
(Dollars in thousands, except percentages)	2011	Revenue	2010	Revenue	Amount	%
Revenues	$708,201	100.0%	$699,174	100.0%	$9,027	1.3%
Operating expenses:
Interchange	374,145	52.8	380,577	54.4	(6,432)	(1.7)
Other costs of services	247,320	34.9	214,928	30.7	32,392	15.1
Selling, general and administrative	17,286	2.4	13,824	2.0	3,462	25.0
Embezzlement costs	4,134	0.6	3,148	0.5	986	31.3

Total operating expenses	642,885	90.7	612,477	87.6	30,408	5.0

Income from operations	65,316	9.3	86,697	12.4	(21,381)	(24.7)
Other expense:
Interest expense, net (1)	55,857	7.9	45,662	6.5	10,195	22.3
Other expense, net (2)	18,689	2.6	1,058	0.2	17,631	1,666.4

Total other expense (3)	74,546	10.5	46,720	6.7	27,826	59.6

Income (loss) before income taxes (4)	(9,230)	(1.2)	39,977	5.7	(49,207)	(123.1)
Income tax provision (benefit) (5)	(2,370)	(0.3)	16,927	2.4	(19,297)	(114.0)

Net income (loss) (6)	$(6,860)	(0.9)%	$23,050	3.3%	$(29,910)	(129.8)%

(1)	Net interest expense of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $68.4 million.
(2)	Net other expense of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $18.7 million.
(3)	Total other expense of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $87.1 million.
(4)	Loss before income taxes of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $21.8 million.
(5)	Income tax benefit of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $5.4 million.
(6)	Net loss of Holdings and its consolidated subsidiaries for the year ended December 31, 2011 is $16.4 million.

Revenues. Revenues increased 1.3% to $708.2 million in 2011 from $699.2 million in 2010. The increase in revenues was largely due to an increase in other revenues and in merchant processing revenues, which was partially attributable to portfolio acquisitions. Our charge volume in 2011, which represents the total value of transactions processed, was comparable to 2010 at $22.7 billion, despite a 0.4% decrease in the number of transactions to 338.6 million in 2011 from 339.9 million in 2010.

Interchange Expenses. Interchange expenses decreased 1.7% to $374.1 million in 2011 from $380.6 million in 2010. Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of charge volume, driven in large part by the impact from the Durbin Amendment that became effective on October 1, 2011.

Other Costs of Services. Other costs of services increased 15.1% to $247.3 million in 2011 from $214.9 million in 2010. The increase in other costs of services was primarily due to higher sales expenses, network fees related to the increased charge volume and depreciation and amortization as a result of the equity redemption.

Selling, General and Administrative. Selling, general and administrative expenses increased 25.0% to $17.3 million in 2011 from $13.8 million in 2010. The increase is due to higher compensation expenses, professional services and other service-related expenses.

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

Income Tax. We recognized an income tax benefit of $2.4 million and $5.4 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2011, as compared to an income tax expense of $16.9 million for both consolidated groups in 2010. The change was primarily due to the decrease in pre-tax income resulting from the non-recurring expenses related to the Refinancing. iPayment and its consolidated subsidiaries’ effective income tax rate decreased to 25.7% for 2011, compared to 42.3% for 2010, as a result of permanent disallowance of certain Refinancing-related costs, adjustments to deferred tax liabilities and changes in unrecognized tax benefits. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 24.8% for 2011, compared to 42.3% for 2010, as a result of the aforementioned items as well as the permanent disallowance of a portion of interest accrued on the 15.00%/15.00% Notes which are considered “Applicable High Yield Discount Obligations” for tax purposes.

Years ended December 31, 2010 and 2009

	iPAYMENT, INC.
	Restated	% of Total	Restated	% of Total	Change
(Dollars in thousands, except percentages)	2010	Revenue	2009	Revenue	Amount	%
Revenues	$699,174	100%	$717,928	100%	$(18,754)	(2.6)%
Operating expenses:
Interchange	380,577	54.4	397,530	55.4	(16,953)	(4.3)
Other costs of services	214,928	30.7	227,720	31.7	(12,792)	(5.6)
Selling, general and administrative	13,824	2.0	20,280	2.8	(6,456)	(31.8)
Embezzlement costs	3,148	0.5	951	0.1	2,197	231.0

Total operating expenses	612,477	87.6	646,481	90.0	(34,004)	(5.3)

Income from operations	86,697	12.4	71,447	10.0	15,250	21.3
Other expense:
Interest expense, net	45,662	6.5	46,488	6.5	(826)	(1.8)
Other expense, net	1,058	0.2	1,245	0.2	(187)	(15.0)

Total other expense	46,720	6.7	47,733	6.7	(1,013)	(2.1)

Income before income taxes	39,977	5.7	23,714	3.3	16,263	68.6
Income tax provision	16,927	2.4	8,503	1.2	8,424	99.1

Net income	$23,050	3.3%	$15,211	2.1%	$7,839	51.5%

Less: Net income attributable to noncontrolling interests	—	—	(3,588)	(0.5)	3,588	(100.0)

Net income attributable to iPayment Holdings, Inc.	$23,050	3.3%	$11,623	1.6%	$11,427	98.3%

Revenues. Revenues decreased 2.6% to $699.2 million in 2010 from $717.9 million in 2009. The decrease in revenues was largely due to the deconsolidation of CPC after the sale of our equity interest in the fourth quarter of 2009. Revenues increased 0.2% to $699.2 million in 2010 from $698.0 million in 2009 when the revenues of CPC are removed and the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 is included as if the acquisition had occurred on January 1, 2009. Our charge volume, which represents the total value of transactions processed by us, declined 3.4% to $22.7 billion during 2010 from $23.5 billion during 2009, reflecting a smaller total number of merchant customers in 2010 compared to 2009. Revenues decreased at a lower rate than charge volume due to increases in fees charged to merchants.

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

Other Costs of Services. Other costs of services decreased 5.6% to $214.9 million in 2010 from $227.7 million in 2009. The decline was due to the deconsolidation of CPC, decreases in depreciation and amortization expense and processing costs, partially offset by increases in sales expenses and network fees.

Selling, General and Administrative. Selling, general and administrative expenses decreased 31.8% to $13.8 million in 2010 from $20.3 million in 2009. The decrease was due to reduced direct selling expenses resulting from the disposition of our equity interest in CPC during the fourth quarter of 2009. Selling, general and administrative expenses increased 3.0% to $13.8 million in 2010 as compared to $13.4 million in 2009 without selling, general and administrative expenses related to CPC. The increase was due to increased compensation expense in 2010.

Other Expense. Total other expense decreased 2.1% to $46.7 million in 2010 from $47.7 million in 2009. Other expense in 2010 primarily consisted of $45.7 million of net interest expense. Interest expense decreased $0.8 million to $45.7 million in 2010 from $46.5 million in 2009, reflecting a lower average interest rate and lower funded debt.

Income Tax. Income taxes increased $8.4 million to $16.9 million in 2010 from $8.5 million in 2009 primarily due to an increase in our income before income taxes. Our effective income tax rate increased to approximately 42.3% in 2010, from approximately 35.9% in 2009, primarily due to adjustments to certain deferred tax items relating to our intangible assets. The effective income tax rate also increased due to a reduction in the value of our deferred tax assets as a result of an expected future decrease in our state tax rate. Additionally, the lower rate in 2009 compared to 2010 was partly attributable to our adoption of ASC 810, under which our income before income taxes includes 100% of earnings of our former consolidated joint venture, CPC, including earnings allocable to the noncontrolling interests in CPC, but the income tax expenses do not include any tax expenses on the noncontrolling interests’ share of earnings of CPC.

Noncontrolling Interests. There was no income attributable to noncontrolling interests in 2010 due to sale of our interest in CPC during the fourth quarter of 2009. Net income attributable to noncontrolling interests was $3.6 million in 2009.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, we had cash and cash equivalents of less than $0.1 million. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of December 31, 2011, iPayment and its consolidated subsidiaries had a working deficit (current liabilities in excess of current assets) of $2.2 million compared to a working deficit of $10.1 million as of December 31, 2010. The working deficit decrease resulted primarily from an increase in accounts receivable of $6.1 million, an increase in prepaid expenses of $1.0 million, an increase in current deferred tax assets of $0.9 million, a reduction in income taxes payable of $5.2 million, and $5.8 million of paydowns on the current portion of our long term debt, offset by an increase in accounts payable of $2.6 million, an increase in accrued interest of $4.2 million, and an increase in accrued liabilities of $4.3 million.

As of December 31, 2011, Holdings and its consolidated subsidiaries had a working deficit (current liabilities in excess of current assets) of $1.9 million compared to a net deficit of $10.1 million as of December 31, 2010. The working deficit decrease resulted primarily from an increase in accounts receivable of $6.1 million, an increase in prepaid expenses of $1.0 million, an increase in deferred tax assets of $0.9 million, a reduction in income taxes payable of $8.0 million, and $5.8 million of paydowns on the current portion of our long term debt, offset by an increase in accounts payable of $2.6 million, an increase in accrued interest of $6.6 million, and an increase in accrued liabilities of $4.3 million.

We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.

We have significant outstanding long-term debt as of December 31, 2011. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 8 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of December 31, 2011, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.84 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of December 31, 2011, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.15 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

The determination by the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, that the Affected Financial Statements should no longer be relied upon resulted in a breach of certain representations, warranties and covenants set forth in the Senior Secured Credit Facilities, including but not limited to certain representations and warranties that the Affected Financial Statements (i) were prepared in accordance with GAAP consistently applied and (ii) fairly presented the financial condition of the Company and its subsidiaries as of the date thereof and their results of operations for the periods covered thereby in accordance with GAAP. Further, as a result of the decision to restate the Affected Financial Statements, we were unable to comply with the covenant set forth in the Senior Secured Credit Facilities that we deliver our 3rd Quarter 2012 financial statements by no later than November 14, 2012. Finally, as a result of the foregoing breaches and defaults, we were unable to satisfy the conditions precedent for borrowing under the Senior Secured Credit Facilities’ revolving credit facility in order to borrow the funds necessary to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.

On November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. Among other things, the Waiver waives (a) defaults arising from the restatement of our financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010, and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on

Form 10-Q and (b) until February 1, 2013, the Company’s failure to timely provide to the Administrative Agent its 3rd Quarter 2012 financial statements. Finally, under the terms of the Waiver, the revolving lenders under the Senior Secured Credit Facilities agreed that, absent any default thereunder that may occur after the date of the Waiver, each such revolving lender would continue to honor requests for borrowing under the Senior Secured Credit Facilities’ revolving credit facility, provided that the aggregate principal amount of all borrowings thereunder do not exceed $58 million, a reduction from $95 million, which represents the total revolving commitments under the Senior Secured Credit Facility. Such reduction in revolving commitments shall no longer be in effect upon the Company’s delivery, on or prior to February 1, 2013, of the restated financial statements and the Company’s unaudited financial statements (and related documentation) for the quarterly period ended September 30, 2012. Following receipt of the Waiver, the Company borrowed amounts under the Senior Secured Credit Facilities’ revolving credit facility so as to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.

Operating activities

Net cash provided by iPayment and its consolidated subsidiaries’ operating activities was $46.1 million during 2011, consisting of a net loss of $6.9 million adjusted by depreciation and amortization of $59.3 million, non-cash interest expense and other of $9.2 million, loss on disposal of property and equipment of $0.9 million, and a net unfavorable change in operating assets and liabilities of $16.4 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011 and increases in accounts receivable and other assets, partially offset by an increase in accrued interest.

Net cash provided by Holdings and its consolidated subsidiaries’ operating activities was $41.2 million during 2011, consisting of a net loss of $16.4 million adjusted by depreciation and amortization of $59.3 million, non-cash interest expense and other of $9.4 million, loss on disposal of property and equipment of $0.9 million, and a net unfavorable change in operating assets and liabilities of $12.0 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011 and increases in accounts receivable and other assets, partially offset by an increase in accrued interest.

Net cash provided by operating activities was $60.1 million in 2010, consisting of net income of $23.1 million, adjusted for depreciation and amortization of $40.7 million, noncash interest expense of $3.2 million and net unfavorable changes in operating assets and liabilities of $6.9 million. The net unfavorable change in operating assets and liabilities was primarily caused by an increase in accounts receivable and other assets, partially offset by a decrease in accounts payable due to the seasonality of the timing of payments and an increase in income taxes payable due to higher income during 2010.

Net cash provided by operating activities was $62.7 million in 2009, consisting of net income of $15.2 million, adjusted for depreciation and amortization of $45.3 million, noncash interest expense of $2.6 million, and net unfavorable changes in operating assets and liabilities of $0.4 million. The net unfavorable change in operating assets and liabilities was primarily caused by increases in deferred taxes, accounts receivable and other assets after the effects of the sale of our equity in CPC, offset by increases in accounts payable, income taxes payable and accrued liabilities.

Investing activities

Net cash used in investing activities was $31.0 million during 2011. Net cash used in investing activities consisted of $5.2 million of capital expenditures, $24.3 million for acquisitions of merchant portfolios, and $1.6 million for payments for contract modifications for prepaid residual expenses and other intangible assets. We currently have no significant capital spending or purchase commitments outstanding, but expect to continue to engage in capital spending in the ordinary course of business.

Net cash used by investing activities was $32.2 million in 2010. Net cash used by investing activities primarily consisted of $25.0 million for the acquisition of merchant portfolios, $4.7 million of payments for contract modifications for prepaid residual expenses and $2.6 million of capital expenditures.

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

Financing activities

Net cash used in iPayment and its consolidated subsidiaries’ financing activities was $15.1 million during 2011, consisting of proceeds from the issuance of long term debt of $785.1 million, net of discount, related to the Senior Secured Credit Facilities and the 10.25% Notes, offset by $22.1 million of debt issuance costs related to the Refinancing, $141.0 million in dividends to Holdings which mostly related to the consummation of the Equity Redemption, $629.6 million of net repayments on our senior secured credit facilities and previously existing senior subordinated notes, of which $615.1 million was paid under iPayment’s previously existing senior secured credit facilities and previously existing senior subordinated notes and $14.5 million under our term facility, and $7.5 million of net repayments under our revolving facility.

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

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	$376,000	$—	$—	$21,625	$354,375
10.25% Notes	400,000	—	—	—	400,000
Interest, net of discount and amortization(1)	377,304	63,091	126,181	125,480	62,552
Operating lease obligations	14,411	1,599	3,387	3,286	6,139
Purchase obligations and other(2)	3,238	945	1,231	1,062	—

Total contractual obligations	$1,170,953	$65,635	$130,799	$151,453	$823,066

Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	$168,112	$—	$—	$—	$168,112
Interest(1)(3)	126,449	9,927	22,187	43,901	50,434

Total contractual obligations	$294,561	$9,927	$22,187	$43,901	$218,546

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of December 31, 2011, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 8 to the consolidated financial statements.
(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors and other service-related obligations.
(3)	Assumes that (i) for all interest periods through and including May 15, 2015, Holdings will pay interest on 50% of the outstanding principal amount of its 15.00%/15.00% Notes in cash and 50% in kind and (ii) after May 15, 2015, Holdings will make all interest payments on the 15.00%/15.00% Notes entirely in cash.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of iPayment, Inc.

We have audited the accompanying consolidated balance sheets of iPayment, Inc. (the Company) as of December 31, 2011 (Successor – Restated), 2010 (Predecessor – Restated), and 2009 (Predecessor – Restated) and the related consolidated statements of operations, changes in stockholder’s equity and comprehensive income, and cash flows for the period May 24, 2011 through December 31, 2011 (Successor – Restated), the period January 1, 2011 through May 23, 2011 (Predecessor – Restated), and each of the two years in the period ended December 31, 2010 (Predecessor – Restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2011 (Successor – Restated), 2010 (Predecessor – Restated), and 2009 (Predecessor – Restated) and the consolidated results of its operations and its cash flows for the period May 24, 2011 through December 31, 2011 (Successor – Restated), the period January 1, 2011 through May 23, 2011 (Predecessor – Restated), and each of the two years in the period ended December 31, 2010 (Predecessor – Restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to properly account for previously unknown embezzlement activities as well as other previously unrecorded adjustments.

/s/ ERNST & YOUNG LLP

Los Angeles, California

January 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of iPayment Holdings, Inc.

We have audited the accompanying consolidated balance sheets of iPayment Holdings, Inc. (the Company) as of December 31, 2011 (Successor – Restated), 2010 (Predecessor – Restated), and 2009 (Predecessor – Restated), and the related consolidated statements of operations, changes in stockholder’s equity and comprehensive income, and cash flows for the period May 24, 2011 through December 31, 2011 (Successor – Restated), the period January 1, 2011 through May 23, 2011 (Predecessor – Restated), and each of the two years in the period ended December 31, 2010 (Predecessor – Restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment Holdings, Inc. at December 31, 2011 (Successor – Restated), 2010 (Predecessor – Restated), and 2009 (Predecessor – Restated), and the consolidated results of its operations and its cash flows for the period May 24, 2011 through December 31, 2011 (Successor – Restated), the period January 1, 2011 through May 23, 2011 (Predecessor – Restated), and each of the two years in the period ended December 31, 2010 (Predecessor – Restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to properly account for previously unknown embezzlement activities as well as other previously unrecorded adjustments.

/s/ ERNST & YOUNG LLP

Los Angeles, California

January 29, 2013

iPAYMENT, INC.

CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.
(Dollars in thousands, except share data)	December 31, 2011 (Restated)	December 31, 2010 (Restated)	December 31, 2009 (Restated)
	Successor	Predecessor	Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$1	$1	$2
Accounts receivable, net of allowance for doubtful accounts of $1,580, $735 and $857 at December 31, 2011, 2010, and 2009, respectively	33,765	27,701	25,185
Prepaid expenses and other current assets	2,104	1,075	1,109
Deferred tax assets	2,988	2,116	2,425

Total current assets	38,858	30,893	28,721

Restricted cash	542	556	680
Property and equipment, net	5,530	4,167	4,072
Merchant portfolios and other intangible assets, net of accumulated amortization of $41,725, $177,328, and $138,762 at December 31, 2011, 2010, and 2009, respectively	259,957	155,225	163,645
Goodwill	669,562	529,060	527,978
Deferred tax assets	—	5,121	8,760
Other assets, net	23,862	10,464	11,147

Total assets	$998,311	$735,486	$745,003

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,773	$3,149	$3,957
Income taxes payable	6,650	11,845	8,550
Accrued interest	6,750	2,573	2,735
Accrued liabilities and other	21,899	17,600	20,587
Current portion of long-term debt	—	5,823	—

Total current liabilities	41,072	40,990	35,829

Deferred tax liabilities	27,267	—	—
Long-term debt	774,284	619,144	651,519
Other liabilities	1,339	3,385	15,213

Total liabilities	843,962	663,519	702,561

Commitments and contingencies (Note 7)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2011, 2010, and 2009, respectively	165,764	20,055	20,055
Accumulated other comprehensive loss, net of tax benefits of $0, $4,984, and $3,195 at December 31, 2011, 2010, and 2009, respectively	—	—	(7,475)
Retained earnings (accumulated deficit)	(11,415)	51,912	29,862

Total stockholder’s equity	154,349	71,967	42,442

Total liabilities and stockholder’s equity	$998,311	$735,486	$745,003

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	iPAYMENT HOLDINGS, INC.
(Dollars in thousands, except share data)	December 31, 2011 (Restated)	December 31, 2010 (Restated)	December 31, 2009 (Restated)
	Successor	Predecessor	Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$1	$1	$2
Accounts receivable, net of allowance for doubtful accounts of $1,580, $735 and $857 at December 31, 2011, 2010, and 2009, respectively	33,765	27,701	25,185
Prepaid expenses and other current assets	2,104	1,075	1,109
Deferred tax assets	2,988	2,116	2,425

Total current assets	38,858	30,893	28,721

Restricted cash	542	556	680
Property and equipment, net	5,530	4,167	4,072
Merchant portfolios and other intangible assets, net of accumulated amortization of $41,725, $177,328, and $138,762 at December 31, 2011, 2010, and 2009, respectively	259,957	155,225	163,645
Goodwill	670,362	529,060	527,978
Deferred tax assets	—	5,121	8,760
Other assets, net	27,051	10,464	11,147

Total assets	$1,002,300	$735,486	$745,003

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,773	$3,149	$3,957
Income taxes payable	3,820	11,845	8,550
Accrued interest	9,186	2,573	2,735
Accrued liabilities and other	21,935	17,600	20,587
Current portion of long-term debt	—	5,823	—

Total current liabilities	40,714	40,990	35,829

Deferred tax liabilities	27,059	—	—
Long-term debt	903,141	619,144	651,519
Other liabilities	1,339	3,385	15,213

Total liabilities	972,253	663,519	702,561

Commitments and contingencies (Note 7)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2011, 2010, and 2009, respectively	—	20,055	20,055
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000, 50,000 and 50,000 shares authorized, 4,875,000, 20 and 20 shares issued and outstanding at December 31, 2011, 2010 and 2009, respectively	45,268	—	—
Accumulated other comprehensive loss, net of tax benefits of $0, $4,984, and $3,195 at December 31, 2011, 2010, and 2009, respectively	—	—	(7,475)
Retained earnings (accumulated deficit)	(15,221)	51,912	29,862

Total stockholder’s equity	30,047	71,967	42,442

Total liabilities and stockholder’s equity	$1,002,300	$735,486	$745,003

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From
	May 24	January 1
	through	through
	December 31,	May 23,	Years Ended December 31,
(Dollars in thousands)	2011 (Restated)	2011 (Restated)	2010 (Restated)	2009 (Restated)
	Successor	Predecessor	Predecessor	Predecessor
Revenues	$431,511	$276,690	$699,174	$717,928

Operating expenses:
Interchange	226,366	147,779	380,577	397,530
Other costs of services	160,190	87,130	214,928	227,720
Selling, general and administrative	10,550	6,736	13,824	20,280
Embezzlement costs	2,981	1,153	3,148	951

Total operating expenses	400,087	242,798	612,477	646,481

Income from operations	31,424	33,892	86,697	71,447

Other expense:
Interest expense, net	40,279	15,578	45,662	46,488
Other (income) expense, net	(115)	18,804	1,058	1,245

Income (loss) before income taxes	(8,740)	(490)	39,977	23,714

Income tax provision (benefit)	(2,781)	411	16,927	8,503

Net income (loss)	$(5,959)	$(901)	$23,050	$15,211

Less: Net income attributable to noncontrolling interests	—	—	—	(3,588)

Net income (loss) attributable to iPayment, Inc.	$(5,959)	$(901)	$23,050	$11,623

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From
	May 24	January 1
	through	through
	December 31,	May 23,	Years Ended December 31,
(Dollars in thousands)	2011 (Restated)	2011 (Restated)	2010 (Restated)	2009 (Restated)
	Successor	Predecessor	Predecessor	Predecessor
Revenues	$431,511	$276,690	$699,174	$717,928

Operating expenses:
Interchange	226,366	147,779	380,577	397,530
Other costs of services	160,213	87,130	214,928	227,720
Selling, general and administrative	10,565	6,736	13,824	20,280
Embezzlement costs	2,981	1,153	3,148	951

Total operating expenses	400,125	242,798	612,477	646,481

Income from operations	31,386	33,892	86,697	71,447

Other expense:
Interest expense, net	51,917	16,455	45,662	46,488
Other (income) expense, net	(100)	18,804	1,058	1,245

Income (loss) before income taxes	(20,431)	(1,367)	39,977	23,714

Income tax provision (benefit)	(5,610)	202	16,927	8,503

Net income (loss)	$(14,821)	$(1,569)	$23,050	$15,211

Less: Net income attributable to noncontrolling interests	—	—	—	(3,588)

Net income (loss) attributable to iPayment Holdings, Inc.	$(14,821)	$(1,569)	$23,050	$11,623

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY and COMPREHENSIVE INCOME

	Stockholder’s Equity
			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Non- controlling Interest
	Common Stock
(Dollars in thousands)	Shares	Amount				Total
Predecessor:
Balance at January 1, 2009 (As Previously Reported)	100	$20,055	$(12,268)	$18,818	$987	$27,592
Adjustments	—	—	—	(579)	—	(579)
Balance at January 1, 2009 (Restated)	100	$20,055	$(12,268)	$18,239	$987	$27,013

Distributions to noncontrolling interest in equity of subsidiary	—	—	—	—	(2,640)	(2,640)
Sale of interest in equity of subsidiary	—	—	—	—	(1,935)	(1,935)
Comprehensive income:
Unrealized gain on fair value of derivatives, net of tax expense of $3,195	—	—	4,793	—	—	4,793
Net income (Restated)	—	—	—	11,623	3,588	15,211

Comprehensive income:						20,004

Balance at December 31, 2009 (Restated)	100	$20,055	$(7,475)	$29,862	$—	$42,442

Dividend paid to parent company	—	—	—	(1,000)	—	(1,000)
Comprehensive income:
Unrealized gain on fair value of derivatives, net of tax expense of $4,984	—	—	7,475	—	—	7,475
Net income (Restated)	—	—	—	23,050	—	23,050

Comprehensive income:	—	—	—	—	—	30,525

Balance at December 31, 2010 (Restated)	100	$20,055	$—	$51,912	$—	$71,967

Dividend paid to parent company	—	—	—	(135,539)	—	(135,539)
Comprehensive loss:
Net loss (Restated)	—	—	—	(901)	—	(901)

Comprehensive loss:	—	—	—	—	—	(901)

Balance at May 23, 2011 (Restated)	100	$20,055	$—	$(84,528)	$—	$(64,473)

Revaluation of equity following change of control	—	145,709	—	84,528	—	230,237

Successor:
Balance at May 24, 2011 (Restated)	100	$165,764	$—	$—	$—	$165,764

Dividend paid to parent company	—	—	—	(5,456)	—	(5,456)
Comprehensive loss:
Net loss (Restated)	—	—	—	(5,959)	—	(5,959)

Comprehensive loss:	—	—	—	—	—	(5,959)

Balance at December 31, 2011 (Restated)	100	$165,764	$—	$(11,415)	$—	$154,349

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY and COMPREHENSIVE INCOME

	Stockholder’s Equity
			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Non- controlling Interest	Total
	Common Stock
(Dollars in thousands)	Shares	Amount
Predecessor:
Balance at January 1, 2009 (As Previously Reported)	20	$20,055	$(12,268)	$18,818	$987	$27,592
Adjustments				(579)		(579)
Balance at January 1, 2009 (Restated)	20	$20,055	$(12,268)	$18,239	$987	$27,013

Distributions to noncontrolling interest in equity of subsidiary	—	—	—	—	(2,640)	(2,640)
Sale of interest in equity of subsidiary	—	—	—	—	(1,935)	(1,935)
Comprehensive income:
Unrealized gain on fair value of derivatives, net of tax expense of $3,195	—	—	4,793	—	—	4,793
Net income (Restated)	—	—	—	11,623	3,588	15,211

Comprehensive income:						20,004

Balance at December 31, 2009 (Restated)	20	$20,055	$(7,475)	$29,862	$—	$42,442

Dividend paid to parent company	—	—	—	(1,000)	—	(1,000)
Comprehensive income:
Unrealized gain on fair value of derivatives, net of tax expense of $4,984	—	—	7,475	—	—	7,475
Net income (Restated)	—	—	—	23,050	—	23,050

Comprehensive income:	—	—	—	—	—	30,525

Balance at December 31, 2010 (Restated)	20	$20,055	$—	$51,912	$—	$71,967

Dividend paid to parent company	—	—	—	(257,335)	—	(257,335)
Issuance of common stock	—	1,166	—		—	1,166
Comprehensive loss:
Net loss (Restated)	—	—	—	(1,569)	—	(1,569)

Comprehensive loss:						(1,569)

Balance at May 23, 2011 (Restated)	20	$21,221	$—	$(206,992)	$—	$(185,771)

Revaluation of equity following change of control	4,874,980	24,047	—	206,992		231,039

Successor:
Balance at May 24, 2011 (Restated)	4,875,000	$45,268	$—	$—	$—	$45,268

Dividend paid to parent company	—	—	—	(400)	—	(400)
Comprehensive loss:
Net loss (Restated)	—	—	—	(14,821)	—	(14,821)

Comprehensive loss:	—	—	—	—	—	(14,821)

Balance at December 31, 2011 (Restated)	4,875,000	$45,268	$—	$(15,221)	$—	$30,047

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS

	Period From
	May 24	January 1
	through	through
	December 31,	May 23,	Years Ended December 31,
(Dollars in thousands)	2011 (Restated)	2011 (Restated)	2010 (Restated)	2009 (Restated)
	Successor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities
Net income (loss)	$(5,959)	$(901)	$23,050	$15,211
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	43,083	16,208	40,711	45,302
Noncash interest expense and other	1,634	7,529	3,217	2,584
Loss on disposal of property and equipment	624	262	—	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	(6,113)	48	(2,516)	(1,109)
Prepaid expenses and other current assets	(64)	(515)	33	690
Other assets	(10,384)	92	(4,356)	(5,657)
Accounts payable and income taxes payable	8,263	(10,627)	2,488	2,985
Accrued interest	1,218	2,959	(152)	(313)
Accrued liabilities and other	(7,933)	6,657	(2,367)	3,010

Net cash provided by operating activities	24,369	21,712	60,108	62,703

Cash flows from investing activities
Change in restricted cash	14	—	124	9
Expenditures for property and equipment	(4,074)	(1,085)	(2,643)	(2,302)
Investment in merchant advances, net	—	—	—	4,460
Proceeds from disposition of noncontrolling interest	—	—	—	2,772
Acquisitions of businesses and portfolios	(24,300)	—	(25,000)	(24,629)
Payments related to businesses previously acquired	—	—	—	(2,734)
Payments for prepaid residual expenses	(1,035)	(539)	(4,690)	(5,126)

Net cash used in investing activities	(29,395)	(1,624)	(32,209)	(27,550)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	8,000	(15,500)	100	10,900
Repayments of debt	(14,500)	(615,138)	(27,000)	(47,000)
Net dividends paid to parent company	(5,456)	(135,539)	(1,000)	—

Proceeds from issuance of long-term debt, net of discount	—	785,125	—	—
Distributions to noncontrolling interest in equity of subsidiary	—	—	—	(2,640)
Debt issuance costs	—	(22,054)	—	—

Net cash used in financing activities	(11,956)	(3,106)	(27,900)	(38,740)

Net (decrease) increase in cash and cash equivalents	(16,982)	16,982	(1)	(3,587)
Cash and cash equivalents, beginning of period	16,983	1	2	3,589

Cash and cash equivalents, end of period	$1	$16,983	$1	$2

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$332	$11,518	$14,197	$13,712
Cash paid during the period for interest	$37,412	$11,596	$43,231	$44,218

Non-cash increase (decrease) in assets and liabilities:
Merchant portfolios and other intangible assets	$132,595	$—	$—	$—
Goodwill	$141,374	$—	$—	$—
Other assets	$(1,820)	$—	$—	$—
Accrued liabilities and other	$2,861	$—	$—	$—

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS

	Period From
	May 24	January 1
	through	through
	December 31,	May 23,	Years Ended December 31,
(Dollars in thousands)	2011 (Restated)	2011 (Restated)	2010 (Restated)	2009 (Restated)
	Successor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities
Net income (loss)	$(14,821)	$(1,569)	$23,050	$15,211
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	43,083	16,208	40,711	45,302
Noncash interest expense and other	1,873	7,539	3,217	2,584
Loss on disposal of property and equipment	624	262	—	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	(6,113)	48	(2,516)	(1,109)
Prepaid expenses and other current assets	(64)	(515)	33	690
Other assets	(10,384)	92	(4,356)	(5,657)
Accounts payable and income taxes payable	5,434	(10,836)	2,488	2,985
Accrued interest	7,710	3,827	(152)	(313)
Accrued liabilities and other	(8,029)	6,790	(2,367)	3,010

Net cash provided by operating activities	19,313	21,846	60,108	62,703

Cash flows from investing activities
Change in restricted cash	14	—	124	9
Expenditures for property and equipment	(4,074)	(1,085)	(2,643)	(2,302)
Investment in merchant advances, net	—	—	—	4,460
Proceeds from disposition of noncontrolling interest	—	—	—	2,772
Acquisitions of businesses and portfolios	(24,300)	—	(25,000)	(24,629)
Payments related to businesses previously acquired	—	—	—	(2,734)
Payments for prepaid residual expenses	(1,035)	(539)	(4,690)	(5,126)

Net cash used in investing activities	(29,395)	(1,624)	(32,209)	(27,550)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	8,000	(15,500)	100	10,900
Repayments of debt	(14,500)	(615,138)	(27,000)	(47,000)
Net dividends paid to parent company	(400)	(257,335)	(1,000)	—

Proceeds from issuance of long-term debt, net of discount	—	910,125	—	—
Distributions to noncontrolling interest in equity of subsidiary	—	—	—	(2,640)
Debt issuance costs	—	(25,392)	—	—

Net cash used in financing activities	(6,900)	(3,240)	(27,900)	(38,740)

Net (decrease) increase in cash and cash equivalents	(16,982)	16,982	(1)	(3,587)
Cash and cash equivalents, beginning of period	16,983	1	2	3,589

Cash and cash equivalents, end of period	$1	$16,983	$1	$2

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$332	$11,518	$14,197	$13,712
Cash paid during the period for interest	$42,334	$11,596	$43,231	$44,218

Non-cash increase (decrease) in assets and liabilities:
Merchant portfolios and other intangible assets	$132,595	$—	$—	$—
Goodwill	$142,174	$—	$—	$—
Other assets	$(1,820)	$—	$—	$—
Accrued liabilities and other	$2,861	$—	$—	$—
Long-term debt	$4,992	$—	$—	$—

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

As discussed further in Note 4, on May 23, 2011, iPayment Investors and its general partner, iPayment GP, LLC (the “iPayment GP”), completed the redemption (the “Equity Redemption”) of all of the direct and indirect equity interests in iPayment Investors and the iPayment GP of (i) Gregory Daily, iPayment’s former Chairman and Chief Executive Officer and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in Investors. The Equity Redemption resulted in a change in control and accordingly has been accounted for as a business combination in accordance with ASC 805 “Business Combinations.”

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

In May 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 (the “10.25% Notes”) and entered into its new senior secured credit facilities consisting of (i) a $375.0 million term facility and (ii) a $75.0 million revolving facility (the “Senior Secured Credit Facilities”). The new revolving facility will mature on May 6, 2016, and the new term facility will mature on May 8, 2017. Also in May 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (the “15.00%/15.00% Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis. The Senior Secured Credit Facilities, the 10.25% Notes and the 15.00%/15.00% Notes are discussed further in Note 8.

The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing paid-in-kind (“PIK”) toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fee discussed in Note 11 and other related fees and expenses.

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

As a result of the Refinancing, we had significant outstanding long-term debt as of December 31, 2011. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 8. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of December 31, 2011, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.84 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of December 31, 2011, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.15 to 1.00 compared to the allowed minimum of 1.40 to 1.00. As described in detail in Note 8, on November 14, 2012, the Company and Holdings entered into a waiver, consent and amendment (the “Waiver”) to the credit agreement governing the Company’s Senior Secured Credit Facilities. Among other things, the Waiver waives (a) defaults arising from the restatement of certain of the Company’s financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010, and 2011, (ii) for the interim periods within such fiscal years and (iii) for the quarters ended March 31, 2012 and June 30, 2012 and (b) until February 1, 2013, the Company’s failure to timely provide to the administrative agent for the Senior Secured Credit Facilities the Company’s financial statements for the quarterly period ended September 30, 2012.

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

As a result of the Equity Redemption, as further discussed in Note 4, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in these notes to the consolidated financial statements, the terms “during 2011” and “year ended December 31, 2011” refer to the combined results of the Predecessor and Successor entities for such period.

2. Restatement of Consolidated Financial Statements

In August 2012, as disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012 the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company and management conducted an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned.

The Company’s internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such misconduct occurred in five principal areas: (i) failure to maintain an adequate control environment that set a proper culture within our operations; (ii) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (iii) overstatement of certain vendor invoices, principally in the information technology area; (iv) falsification of certain employee expense reimbursements and other payments; and (v) the posting of manual journal entries without sufficient supporting documentation or adequate review and approval. The Company believes that the foregoing activities, which generally occurred over a period from the third quarter of 2008 through September 2012, involved a total loss of funds to the Company of approximately $9.5 million through December 31, 2011 ($11.9 million through September 30, 2012). The adjustments related to the financial misconduct and the recording of immaterial prior period adjustments not related to the financial misconduct are set forth in the table below.

	Cumulative embezzlement costs through December 31, 2011	iPayment Holdings, Inc. & iPayment, Inc. (Successor & Predecessor combined)	iPayment Holdings, Inc. & iPayment, Inc.
(Dollars in thousands)		2011	2010	2009	2008(1)
Embezzlement costs
Residual expense	$3,672	$1,760	$1,100	$736	$76
Property and equipment	1,942	741	265	—	936
Other intangible assets	1,682	1,527	—	155	—
Residual buyout	1,625	—	1,625	—	—
Travel and entertainment	229	106	—	58	65
Prepaids and other receivables	208	—	155	—	53
Other	123	—	3	2	118

Total embezzlement costs	$9,481	4,134	3,148	951	1,248

Embezzlement costs previously included in the statements of operations as:
Other costs of services		(2,319)	(1,611)	(1,018)	(158)
Selling, general and administrative		(106)	(3)	(68)	(151)
Prior period adjustments not related to fraudulent transactions
Reversal of residual buyout amortization expense		(1,996)	—	—	—
Reversal of deferred gain amortization		613	—	—	—
Other adjustments recorded in connection with the restatement		(609)	(334)	485	N/A
Tax adjustments
Tax effect of the above recorded adjustments		4	(341)	(233)	(360)
Prior period tax adjustments not related to fraudulent transactions		(1,375)	(1,081)	—	—

Net (increase) decrease		(1,654)	(222)	117	$579

Net income (loss), as previously reported(2)		(18,044)	22,828	15,328

Net income (loss), as restated(2)		$(16,390)	$23,050	$15,211

(1)	adjustments to beginning retained earnings at January 1, 2009
(2)	for 2011, net (loss) is for iPayment Holdings, Inc.

Total embezzlement costs incurred by the Company cumulatively through December 31, 2011 were approximately $9.5 million. Approximately $5.1 million of such identified losses through December 31, 2011 were previously classified as residual and other expenses within other costs of services in the financial statements during the periods in which the misconduct took place. Approximately $0.3 million of such identified losses were classified as selling, general and administrative expenses in the financial statements during the periods in which the misconduct took place. The Company reclassified these costs as embezzlement costs included in total operating expenses. These embezzlement costs had no effect on the Company’s income from operations and net income (loss) in the prior periods. The remaining amount of such identified embezzlement costs totaling approximately $4.1 million through December 31, 2011 were capitalized in the financial statements as property and equipment, other intangible assets or other assets during the periods in which the misconduct took place. Such losses were written off as embezzlement costs in the restated financial statements in the periods in which the misconduct took place and do affect the Company’s income from operations and net income (loss) in its restated financial statements.

In addition to the items described above, the Company also included in the restated consolidated financial statements other previously unrecorded adjustments identified during the preparation of the consolidated financial statements at December 31, 2009, 2010 and 2011. These adjustments primarily were:

•

Reversal of excess amortization expense of $2.0 million in 2011 related to residual buy-out (RBO) amortization expense. As part of the May 2011 Equity Redemption, the RBO assets were revalued in purchase accounting but the company continued to record amortization at the previous rate. This entry corrects that error;

•

Reversal of excess tax amortization expense of $1.4 million in 2011 related to tax basis goodwill. As part of the May 2011 Equity Redemption, the tax basis goodwill deferred tax liability was revalued in purchase accounting but the company continued to record tax amortization at the previous rates. This entry corrects that error; and

•	An adjustment of $1.1 million in 2010 related to correcting deferred taxes for previous period differences, primarily in intangible assets and goodwill.

The impact of all items discussed above on the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flow and consolidated statements of changes in stockholders’ equity is shown in the accompanying tables. The impact of all quarterly adjustments to the consolidated balance sheets and consolidated statement of operations for the Company and Holdings is shown in Note 15 “Summarized Quarterly Financial Data.”

Consolidated Balance Sheet (iPayment, Inc.) – As of December 31, 2011

	iPayment, Inc.
	As of December 31, 2011
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1
Accounts receivable, net of allowance for doubtful accounts of $1,580 ($973 as previously reported)	33,961	(196)	33,765
Prepaid expenses and other current assets	2,221	(117)	2,104
Deferred tax assets	3,306	(318)	2,988

Total current assets	39,489	(631)	38,858

Restricted cash	542	—	542
Property and equipment, net	6,636	(1,106)	5,530
Merchant portfolios and other intangible assets, net of accumulated amortization of $41,725 ($43,220 as previously reported)	259,980	(23)	259,957
Goodwill	669,483	79	669,562
Other assets, net	23,798	64	23,862

Total assets	$999,928	$(1,617)	$998,311

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,826	$(53)	$5,773
Income taxes payable	6,445	205	6,650
Accrued interest	6,750	—	6,750
Accrued liabilities and other	23,195	(1,296)	21,899

Total current liabilities	42,216	(1,144)	41,072

Deferred tax liabilities	29,178	(1,911)	27,267
Long-term debt	774,284	—	774,284
Other liabilities	1,440	(101)	1,339

Total liabilities	847,118	(3,156)	843,962

Commitments and contingencies (Note 7)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2011	165,764	—	165,764
Accumulated deficit	(12,954)	1,539	(11,415)

Total iPayment, Inc. stockholder’s equity	152,810	1,539	154,349

Total liabilities and stockholder’s equity	$999,928	$(1,617)	$998,311

Consolidated Balance Sheet (iPayment Holdings, Inc.) – As of December 31, 2011

	iPayment Holdings, Inc.
	As of December 31, 2011
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1
Accounts receivable, net of allowance for doubtful accounts of $1,580 ($973 as previously reported)	33,961	(196)	33,765
Prepaid expenses and other current assets	2,221	(117)	2,104
Deferred tax assets	3,306	(318)	2,988

Total current assets	39,489	(631)	38,858

Restricted cash	542	—	542
Property and equipment, net	6,636	(1,106)	5,530

Merchant portfolios and other intangible assets, net of accumulated amortization of $41,725 ($43,220 as previously reported)	259,980	(23)	259,957
Goodwill	670,283	79	670,362
Other assets, net	26,987	64	27,051

Total assets	$1,003,917	$(1,617)	$1,002,300

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,826	$(53)	$5,773
Income taxes payable	3,615	205	3,820
Accrued interest	9,186	—	9,186
Accrued liabilities and other	23,231	(1,296)	21,935

Total current liabilities	41,858	(1,144)	40,714

Deferred tax liabilities	28,970	(1,911)	27,059
Long-term debt	903,141	—	903,141
Other liabilities	1,440	(101)	1,339

Total liabilities	975,409	(3,156)	972,253

Commitments and contingencies (Note 7)

Equity
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at December 31, 2011	45,268	—	45,268
Accumulated deficit	(16,760)	1,539	(15,221)

Total iPayment Holdings, Inc. stockholder’s equity	28,508	1,539	30,047

Total liabilities and stockholder’s equity	$1,003,917	$(1,617)	$1,002,300

Consolidated Statement of Operations (iPayment, Inc.) – Period from May 24 through December 31, 2011 (Successor) and January 1 through May 23, 2011 (Predecessor)

	Period from
	May 24 through December 31, 2011 (Successor)			January 1 through May 23, 2011 (Predecessor)
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$432,124	$(613)	$431,511	$276,690	$—	$276,690

Operating expenses:
Interchange	226,366	—	226,366	147,779	—	147,779
Other costs of services	164,378	(4,188)	160,190	88,474	(1,344)	87,130
Selling, general and administrative	10,048	502	10,550	6,736	—	6,736
Embezzlement costs	—	2,981	2,981	—	1,153	1,153

Total operating expenses	400,792	(705)	400,087	242,989	(191)	242,798

Income from operations	31,332	92	31,424	33,701	191	33,892

Other expense:
Interest expense, net	40,279	—	40,279	15,578	—	15,578
Other (income) expense, net	(115)	—	(115)	18,804	—	18,804

Loss before income taxes	(8,832)	92	(8,740)	(681)	191	(490)

Income tax provision (benefit)	(1,334)	(1,447)	(2,781)	335	76	411

Net loss attributable to iPayment, Inc.	$(7,498)	$1,539	$(5,959)	$(1,016)	$115	$(901)

Consolidated Statement of Operations (iPayment Holdings, Inc.) – Period from May 24 through December 31, 2011 (Successor) and January 1 through May 23, 2011 (Predecessor)

	Period from
	May 24 through December 31, 2011 (Successor)			January 1 through May 23, 2011 (Predecessor)
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$432,124	$(613)	$431,511	$276,690	$—	$276,690

Operating expenses:
Interchange	226,366	—	226,366	147,779	—	147,779
Other costs of services	164,401	(4,188)	160,213	88,474	(1,344)	87,130
Selling, general and administrative	10,063	502	10,565	6,736	—	6,736
Embezzlement costs	—	2,981	2,981	—	1,153	1,153

Total operating expenses	400,830	(705)	400,125	242,989	(191)	242,798

Income from operations	31,294	92	31,386	33,701	191	33,892

Other expense:
Interest expense, net	51,917	—	51,917	16,455	—	16,455
Other (income) expense, net	(100)	—	(100)	18,804	—	18,804

Loss before income taxes	(20,523)	92	(20,431)	(1,558)	191	(1,367)

Income tax provision (benefit)	(4,163)	(1,447)	(5,610)	126	76	202

Net loss attributable to iPayment Holdings, Inc.	$(16,360)	$1,539	$(14,821)	$(1,684)	$115	$(1,569)

Consolidated Statement of Cash Flows (iPayment, Inc.) – Period from May 24 through December 31, 2011 (Successor) and January 1 through May 23, 2011 (Predecessor)

	Period from
	May 24 through December 31, 2011 (Successor)			January 1 through May 23, 2011 (Predecessor)
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net loss	$(7,498)	$1,539	$(5,959)	$(1,016)	$115	$(901)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	45,404	(2,321)	43,083	16,441	(233)	16,208
Noncash interest expense and other	1,634	—	1,634	7,529	—	7,529
Loss on disposal of property and equipment	624	—	624	262	—	262

Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	(6,467)	354	(6,113)	48	—	48
Prepaid expenses and other current assets	(123)	59	(64)	(457)	(58)	(515)
Other assets	(10,669)	285	(10,384)	123	(31)	92
Accounts payable and income taxes payable	8,056	207	8,263	(10,869)	242	(10,627)
Accrued interest	1,218	—	1,218	2,959	—	2,959
Accrued liabilities and other	(5,967)	(1,966)	(7,933)	7,178	(521)	6,657

Net cash provided by operating activities	26,212	(1,843)	24,369	22,198	(486)	21,712

Cash flows from investing activities
Change in restricted cash	14	—	14	—	—	—
Expenditures for property and equipment	(5,917)	1,843	(4,074)	(1,571)	486	(1,085)
Acquisitions of businesses and portfolios	(24,300)	—	(24,300)	—	—	—
Payments for prepaid residual expenses	(1,035)	—	(1,035)	(539)	—	(539)

Net cash used in investing activities	(31,238)	1,843	(29,395)	(2,110)	486	(1,624)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	8,000	—	8,000	(15,500)	—	(15,500)
Repayments of debt	(14,500)	—	(14,500)	(615,138)	—	(615,138)
Net dividends paid to parent company	(5,456)	—	(5,456)	(135,539)	—	(135,539)
Proceeds from issuance of long-term debt, net of discount	—	—	—	785,125	—	785,125
Debt issuance costs	—	—	—	(22,054)	—	(22,054)

Net cash used in financing activities	(11,956)	—	(11,956)	(3,106)	—	(3,106)

Net (decrease) increase in cash and cash equivalents	(16,982)	—	(16,982)	16,982	—	16,982
Cash and cash equivalents, beginning of period	16,983	—	16,983	1	—	1

Cash and cash equivalents, end of period	$1	$—	$1	$16,983	$—	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$332	$—	$332	$11,518	$—	$11,518
Cash paid during the period for interest	$37,412	$—	$37,412	$11,596	$—	$11,596

Non-cash increase (decrease) in assets and liabilities:
Merchant portfolios and other intangible assets	$131,797	$798	$132,595	$—	$—	$—
Goodwill	$141,505	$(131)	$141,374	$—	$—	$—
Other assets	$(1,820)	$—	$(1,820)	$—	$—	$—
Accrued liabilities and other	$2,861	$—	$2,861	$—	$—	$—

Consolidated Statement of Cash Flows (iPayment Holdings, Inc.) – Period from May 24 through December 31, 2011 (Successor) and January 1 through May 23, 2011 (Predecessor)

	Period from
	May 24 through December 31, 2011 (Successor)			January 1 through May 23, 2011 (Predecessor)
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net loss	$(16,360)	$1,539	$(14,821)	$(1,684)	$115	$(1,569)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	45,404	(2,321)	43,083	16,441	(233)	16,208
Noncash interest expense and other	1,873	—	1,873	7,539	—	7,539
Loss on disposal of property and equipment	624	—	624	262	—	262

Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	(6,467)	354	(6,113)	48	—	48
Prepaid expenses and other current assets	(123)	59	(64)	(457)	(58)	(515)
Other assets	(10,669)	285	(10,384)	123	(31)	92
Accounts payable and income taxes payable	5,227	207	5,434	(11,078)	242	(10,836)
Accrued interest	7,710	—	7,710	3,827	—	3,827
Accrued liabilities and other	(6,063)	(1,966)	(8,029)	7,311	(521)	6,790

Net cash provided by operating activities	21,156	(1,843)	19,313	22,332	(486)	21,846

Cash flows from investing activities
Change in restricted cash	14	—	14	—	—	—
Expenditures for property and equipment	(5,917)	1,843	(4,074)	(1,571)	486	(1,085)
Acquisitions of businesses and portfolios	(24,300)	—	(24,300)	—	—	—
Payments for prepaid residual expenses	(1,035)	—	(1,035)	(539)	—	(539)

Net cash used in investing activities	(31,238)	1,843	(29,395)	(2,110)	486	(1,624)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	8,000	—	8,000	(15,500)	—	(15,500)
Repayments of debt	(14,500)	—	(14,500)	(615,138)	—	(615,138)
Net dividends paid to parent company	(400)	—	(400)	(257,335)	—	(257,335)
Proceeds from issuance of long-term debt, net of discount	—	—	—	910,125	—	910,125
Debt issuance costs	—	—	—	(25,392)	—	(25,392)

Net cash used in financing activities	(6,900)	—	(6,900)	(3,240)	—	(3,240)

Net (decrease) increase in cash and cash equivalents	(16,982)	—	(16,982)	16,982	—	16,982
Cash and cash equivalents, beginning of period	16,983	—	16,983	1	—	1

Cash and cash equivalents, end of period	$1	$—	$1	$16,983	$—	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$332	$—	$332	$11,518	$—	$11,518
Cash paid during the period for interest	$42,334	$—	$42,334	$11,596	$—	$11,596

Non-cash increase (decrease) in assets and liabilities:
Merchant portfolios and other intangible assets	$131,797	$(798)	$132,595	$—	$—	$—
Goodwill	$142,305	$(131)	$142,174	$—	$—	$—
Other assets	$(1,820)	$—	$(1,820)	$—	$—	$—
Accrued liabilities and other	$2,861	$—	$2,861	$—	$—	$—
Long-term debt	$4,992	$—	$4,992	$—	$—	$—

Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income (iPayment, Inc. and iPayment Holdings, Inc.) – As of December 31, 2011

	iPayment, Inc.			iPayment Holdings, Inc.
	December 31, 2011			December 31, 2011
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Common stock	$165,764	$—	$165,764	$45,268	$—	$45,268

Accumulated deficit	(12,954)	1,539	(11,415)	(16,760)	1,539	(15,21)

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	$152,810	$1,539	$154,349	$28,508	$1,539	$30,047

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of December 31, 2010

	iPayment, Inc. and iPayment Holdings, Inc.
	As of December 31, 2010
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1
Accounts receivable, net of allowance for doubtful accounts of $735	27,542	159	27,701
Prepaid expenses and other current assets	1,191	(116)	1,075
Deferred tax assets	2,073	43	2,116

Total current assets	30,807	86	30,893

Restricted cash	556	—	556
Property and equipment, net	4,766	(599)	4,167
Merchant portfolios and other intangible assets, net of accumulated amortization of $177,328 ($177,600 as previously reported)	156,734	(1,509)	155,225
Goodwill	527,978	1,082	529,060
Deferred tax assets	4,324	797	5,121
Other assets, net	10,464	—	10,464

Total assets	$735,629	$(143)	$735,486

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,265	$(116)	$3,149
Income taxes payable	11,818	27	11,845
Accrued interest	2,573	—	2,573
Accrued liabilities and other	17,060	540	17,600
Current portion of long-term debt	5,823	—	5,823

Total current liabilities	40,539	451	40,990

Long-term debt	619,144	—	619,144
Other liabilities	3,505	(120)	3,385

Total liabilities	663,188	331	663,519

Commitments and contingencies (Note 7)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2010	20,055	—	20,055
Retained earnings	52,386	(474)	51,912

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	72,441	(474)	71,967

Total liabilities and stockholder’s equity	$735,629	$(143)	$735,486

Consolidated Statement of Operations (iPayment, Inc. and iPayment Holdings, Inc.) – Year Ended December 31, 2010

	iPayment, Inc. and iPayment Holdings, Inc.
	Year Ended December 31, 2010
(Dollars in thousands)	As Previously Reported	Adjustments	Restated
Revenues	$699,174	$—	$699,174

Operating expenses:
Interchange	380,577	—	380,577
Other costs of services	216,873	(1,945)	214,928
Selling, general and administrative	13,827	(3)	13,824
Embezzlement costs	—	3,148	3,148

Total operating expenses	611,277	1,200	612,477

Income from operations	87,897	(1,200)	86,697

Other expense:
Interest expense, net	45,662	—	45,662
Other expense, net	1,058	—	1,058

Income before income taxes	41,177	(1,200)	39,977

Income tax provision	18,349	(1,422)	16,927

Net income attributable to iPayment, Inc. and iPayment Holdings, Inc.	$22,828	$222	$23,050

Consolidated Statement of Cash Flows (iPayment, Inc. and iPayment Holdings, Inc.) – Year Ended December 31, 2010

	iPayment, Inc. and iPayment Holdings, Inc.
	Year Ended December 31, 2010
(Dollars in thousands)	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net income	$22,828	$222	$23,050
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,221	(510)	40,711
Noncash interest expense and other	3,217	—	3,217

Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	(2,465)	(51)	(2,516)
Prepaid expenses and other current assets	272	(239)	33
Other assets	(3,049)	(1,307)	(4,356)
Accounts payable and income taxes payable	2,422	66	2,488
Accrued interest	(151)	(1)	(152)
Accrued liabilities and other	(2,301)	(66)	(2,367)

Net cash provided by operating activities	61,994	(1,886)	60,108

Cash flows from investing activities
Change in restricted cash	124	—	124
Expenditures for property and equipment	(2,904)	261	(2,643)
Acquisitions of businesses and portfolios	(25,000)	—	(25,000)
Payments for prepaid residual expenses	(6,315)	1,625	(4,690)

Net cash used in investing activities	(34,095)	1,886	(32,209)

Cash flows from financing activities
Net borrowings on line of credit	100	—	100
Repayments of debt	(27,000)	—	(27,000)
Net dividends paid to parent company	(1,000)	—	(1,000)

Net cash used in financing activities	(27,900)	—	(27,900)

Net decrease in cash and cash equivalents	(1)	—	(1)
Cash and cash equivalents, beginning of period	2	—	2

Cash and cash equivalents, end of period	$1	$—	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$14,197	$—	$14,197
Cash paid during the period for interest	$43,231	$—	$43,231

Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income (iPayment, Inc. and iPayment Holdings, Inc.) – As of December 31, 2010

	iPayment, Inc. and iPayment Holdings, Inc.
	December 31, 2010
(Dollars in thousands)	As Previously Reported	Adjustments	Restated
Common stock	$20,055	$—	$20,055

Retained earnings	52,386	(474)	51,912

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	$72,441	$(474)	$71,967

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of December 31, 2009

	iPayment, Inc. and iPayment Holdings, Inc.
	As of December 31, 2009
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$2
Accounts receivable, net of allowance for doubtful accounts of $857	25,077	108	25,185
Prepaid expenses and other current assets	1,463	(354)	1,109
Deferred tax assets	2,353	72	2,425

Total current assets	28,895	(174)	28,721

Restricted cash	680	—	680
Property and equipment, net	4,673	(601)	4,072
Merchant portfolios and other intangible assets, net of accumulated amortization of $138,762 ($138,789 as previously reported)	163,774	(129)	163,645
Goodwill	527,978	—	527,978
Deferred tax assets	8,219	541	8,760
Other assets, net	11,147	—	11,147

Total assets	$745,366	$(363)	$745,003

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,132	$(175)	$3,957
Income taxes payable	8,529	21	8,550
Accrued interest	2,735	—	2,735
Accrued liabilities and other	20,100	487	20,587

Total current liabilities	35,496	333	35,829

Long-term debt	651,519	—	651,519
Other liabilities	15,213	—	15,213

Total liabilities	702,228	333	702,561

Commitments and contingencies (Note 7)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2009	20,055	—	20,055
Accumulated other comprehensive loss, net of tax benefits of $4,984 at December 31, 2009	(7,475)	—	(7,475)
Retained earnings	30,558	(696)	29,862

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	43,138	(696)	42,442

Total liabilities and stockholder’s equity	$745,366	$(363)	$745,003

Consolidated Statement of Operations (iPayment, Inc. and iPayment Holdings, Inc.) – Year Ended December 31, 2009

	iPayment, Inc. and iPayment Holdings, Inc.
	Year Ended December 31, 2009
(Dollars in thousands)	As Previously Reported	Adjustments	Restated
Revenues	$717,928	$—	$717,928

Operating expenses:
Interchange	397,530	—	397,530
Other costs of services	228,253	(533)	227,720
Selling, general and administrative	20,348	(68)	20,280
Embezzlement costs	—	951	951

Total operating expenses	646,131	350	646,481

Income from operations	71,797	(350)	71,447

Other expense:
Interest expense, net	46,488	—	46,488
Other expense, net	1,245	—	1,245

Income before income taxes	24,064	(350)	23,714

Income tax provision	8,736	(233)	8,503

Net income	$15,328	$(117)	$15,211

Less: Net income attributable to noncontrolling interests	(3,588)	—	(3,588)

Net income attributable to iPayment, Inc. and iPayment Holdings, Inc.	$11,740	$(117)	$11,623

Consolidated Statement of Cash Flows (iPayment, Inc. and iPayment Holdings, Inc.) – Year Ended December 31, 2009

	iPayment, Inc. and iPayment Holdings, Inc.
	Year Ended December 31, 2009
(Dollars in thousands)	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net income	$15,328	$(117)	$15,211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,828	(526)	45,302
Noncash interest expense and other	2,584	—	2,584

Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	(1,001)	(108)	(1,109)
Prepaid expenses and other current assets	344	346	690
Other assets	(5,804)	147	(5,657)
Accounts payable and income taxes payable	3,139	(154)	2,985
Accrued interest	(313)	—	(313)
Accrued liabilities and other	2,600	410	3,010

Net cash provided by operating activities	62,705	(2)	62,703

Cash flows from investing activities
Change in restricted cash	9	—	9
Expenditures for property and equipment	(2,304)	2	(2,302)
Investment in merchant advances, net	4,460	—	4,460
Proceeds from disposition of noncontrolling interest	2,772	—	2,772
Acquisitions of businesses and portfolios	(24,629)	—	(24,629)
Payments related to businesses previously acquired	(2,734)	—	(2,734)
Payments for prepaid residual expenses	(5,126)	—	(5,126)

Net cash used in investing activities	(27,552)	2	(27,550)

Cash flows from financing activities
Net borrowings on line of credit	10,900	—	10,900
Repayments of debt	(47,000)	—	(47,000)
Distributions to noncontrolling interest in equity of subsidiary	(2,640)	—	(2,640)

Net cash used in financing activities	(38,740)	—	(38,740)

Net decrease in cash and cash equivalents	(3,587)	—	(3,587)
Cash and cash equivalents, beginning of period	3,589	—	3,589

Cash and cash equivalents, end of period	$2	$—	$2

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$13,712	$—	$13,712
Cash paid during the period for interest	$44,218	$—	$44,218

Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income (iPayment, Inc. and iPayment Holdings, Inc.) – As of December 31, 2009

	iPayment, Inc. and iPayment Holdings, Inc.
	December 31, 2009
(Dollars in thousands)	As Previously Reported	Adjustments	Restated
Common stock	$20,055	$—	$20,055

Accumulated other comprehensive loss	(7,475)	—	(7,475)

Retained earnings	30,558	(696)	29,862

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	$43,138	$(696)	$42,442

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of iPayment include the accounts of iPayment and its wholly-owned subsidiaries iPayment of California, LLC, 1st National Processing, Inc., E-Commerce Exchange, Inc., iPayment of Maine, Inc., Online Data Corporation, CardSync Processing, Inc., CardPayment Solutions, LLC, TS Acquisition Sub, LLC, PCS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc., NPMG Acquisition Sub, LLC, iFunds Cash Solutions, LLC, Cambridge Acquisition Sub, LLC, MSC Acquisition Sub, LLC, iScan Solutions, LLC, iPayment Acquisition Sub, LLC, iAdvantage, LLC and IPMT Transport, LLC. The consolidated financial statements of Holdings include the accounts of Holdings and the entities listed in the preceding sentence. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between the Company, including its subsidiaries, on the one hand, and their directors and officers on the other hand, are disclosed as related party transactions in Note 11 below.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As a result of the change in control discussed in Note 4 and the application of ASC 805, we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets as of May 23, 2011. The results of this valuation are further discussed in Note 4 below.

Restricted Cash

Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral.

Accounts Receivable, net

Accounts receivable are primarily amounts due from our clearing and settlement banks for revenues earned, net of related interchange and bank processing fees, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2011, 2010, and 2009 was $1.6 million, $0.7 million, and $0.9 respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements are amortized over the useful life of the asset. For the period from May 24 through December 31, 2011, depreciation expense related to property and equipment was $1.4 million. For the period from January 1 through May 23, 2011, depreciation expense related to property and equipment was $0.8 million. Depreciation expense for property and equipment for the years ended December 31, 2010 and 2009 was $1.9 million and $1.9 million, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.

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

Other Costs of Services

Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method over a 15-year period.

Amortization of Intangible Assets

The following table includes the components of our restated intangible assets by major class as of December 31, 2011:

	Portfolios (Restated)	Trade name	Assets (Restated)	Total (Restated)
Gross amount	$228,515	$65,480	$7,687	$301,682
Accumulated amortization	(38,363)	—	(3,362)	(41,725)

Carrying amount	$190,152	$65,480	$4,325	$259,957

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

We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the period from May 24 through December 31, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $41.7 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.4 million. For the years ended December 31, 2010 and 2009, amortization expense related to our merchant processing portfolios and other intangible assets were $38.8 million and $43.4 million, respectively.

As of December 31, 2011, estimated amortization expense for each of the five succeeding years is expected to be as follows (in thousands):

Year ended December 31,	Amount
2012	$56,705
2013	41,571
2014	28,534
2015	19,049
2016	13,362

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current consolidated statements of operations and on a prospective basis until further evidence becomes apparent. As a result of the Equity Redemption, we appraised merchant processing portfolios as of May 23, 2011. There were no unfavorable trends identified in the attrition rates used for the year ended December 31, 2011. Consequently, there were no related increases to amortization expense for these periods. Please refer to Note 4 for further discussion.

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

Goodwill

We follow ASC 350 “Intangibles – Goodwill and Other Topics,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is subject to at least an annual assessment for impairment and in addition, if facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples of other publicly traded institutions in our industry, the current economic environment, and the choice of an appropriate discount rate. We engage, on a regular basis, an independent third party to aid management in determining the fair value of our goodwill, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill. Based on the analyses we performed as of May 31, 2011, we determined that no impairment charge to goodwill was required as the fair value of our reporting unit sufficiently exceeded the carrying value.

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

Other Assets

Other assets at December 31, 2011, 2010, and 2009, include approximately $1.0 million, $1.0 million, and $0.1 million, respectively, of notes receivable (the current portions of $0.4 million, $0.5 million, $0.7 million, are included in prepaid expenses and other current assets at December 31, 2011, 2010, and 2009, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 6.5% to 15.0%, and are payable back to us through 2015. We secure the loans by attaching the ISG’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and, in certain cases, by obtaining personal guarantees from the individuals who operate the ISGs.

Also included in other assets for iPayment and its consolidated subsidiaries at December 31, 2011, 2010, and 2009, are approximately $20.4 million, $6.2 million, and $8.7 million, of debt issuance costs (net of accumulated amortization of $1.7 million, $10.3 million, and $8.1 million, respectively), which are being amortized over the terms of the related debt agreements using the effective interest method. Included in other assets for Holdings and its consolidated subsidiaries at December 31, 2011, 2010, and 2009, are approximately $23.6 million, $6.2 million, and $8.7 million, of debt issuance costs (net of accumulated amortization of $1.8 million, $10.3 million, and $8.1 million, respectively), which are being amortized over the terms of the related debt agreements using the effective interest method.

Reserve for Losses on Merchant Accounts

We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. For the period from May 24 through December 31, 2011, provision for merchant losses was $2.5 million. For the period from January 1 through May 23, 2011, provision for merchant losses was $1.3 million. Provisions for merchant losses were $3.3 million, and $5.1 million for the years ended December 31, 2010 and 2009, respectively. Provisions for merchant losses are included in other costs of services in the accompanying consolidated statements of operations. At December 31, 2011, 2010, and 2009, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.4 million, and $1.5 million, respectively.

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

We believe the carrying amounts of financial instruments at December 31, 2011 approximate fair value. Due to the short maturities of cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of December 31, 2011. We estimate their fair value to be approximately $376.0 million, considering executed trades occurring around December 31, 2011. As of December 31, 2011, under the Senior Secured Credit Facilities, the carrying value of the term facility, net of a discount of $1.7 million, was $358.8 million and the carrying value of the revolver facility was $15.5 million. We estimate its fair value to be approximately $366.8 million, considering executed trades occurring around December 31, 2011. The carrying value of the 15.00%/15.00% Notes, net of discount of $1.1 million, was $128.9 million as of December 31, 2011. We estimate their fair value to be approximately $113.4 million, considering executed trades occurring around December 31, 2011. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.

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

Advertising Costs

We recognize advertising costs as incurred. For the period from May 24 through December 31, 2011, advertising costs were $0.1 million. For the period from January 1 through May 23, 2011, advertising costs were $0.1 million. For the years ended December 31, 2010 and 2009, advertising costs were $0.1 million. Advertising costs are included in selling, general and administrative expenses.

Noncontrolling Interest

We previously owned a 20% interest in a joint venture, Central Payment Co, LLC (“CPC”). However, during the fourth quarter of 2009, we sold our 20% interest in CPC for $4.3 million. Although the sale of our equity in CPC does not require pro forma disclosure within our financial statements, within Note 15 of the Notes to the consolidated financial statements we have provided pro forma quarterly financial information presenting the effect of CPC as a deconsolidated entity. We have also included unaudited pro forma quarterly results from 2009 that remove the operating results of CPC resulting from the sale of our equity in CPC. There was no remaining noncontrolling interest at December 31, 2011 and 2010 due to the sale of our equity interest in CPC.

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

4. Equity Redemption, Refinancing and Change in Control

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

On May 6, 2011, iPayment completed the offering of the 10.25% Notes and the closing of the Senior Secured Credit Facilities. Also on May 6, 2011, Holdings completed the offering of the Units. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fee discussed in Note 11 and other related fees and expenses.

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

Change of Control

In accordance with ASC 805, “Business Combinations” the Company determined that a change of control occurred as a result of the Equity Redemption requiring assets and liabilities to be recorded at fair value. The following table presents the restated fair values of assets acquired and liabilities assumed and is based on information that was available to us as of the closing date of the Equity Redemption, subject to additional adjustments that we recorded during the “measurement period” (not to exceed one year as defined by ASC 805) in 2011, with corresponding increases or decreases to goodwill:

	iPAYMENT, INC. May 23, 2011 (Restated)	iPAYMENT HOLDINGS, INC. May 23, 2011 (Restated)
	Successor	Successor
Assets:
Cash and restricted cash	$17,539	$17,539
Accounts receivable	27,653	27,653
Prepaid expenses & other current assets	1,590	1,590
Property and equipment	4,412	4,412
Merchant portfolios & other intangible assets	273,655	273,655
Other assets	23,729	27,056
Goodwill	669,562	670,362
Liabilities:
Accounts payable and accrued liabilities & other	(39,081)	(39,870)
Deferred tax liabilities, net	(32,660)	(32,660)
Long term debt	(780,635)	(904,469)

Adjusted Purchase Price Allocation	$165,764	$45,268

As part of the purchase accounting for the Equity Redemption for iPayment and its consolidated subsidiaries, approximately $273.7 million was assigned to merchant portfolios and other intangible assets and $669.6 million was assigned to goodwill. Of the amount assigned to merchant portfolios and other intangible assets, $205.8 million related to merchant portfolios, $65.5 million related to a trade name for iPayment and $2.4 million was primarily attributable to software development and other intangible assets. The aforementioned amounts resulted in increases over the historical basis prior to the Equity Redemption, of $132.6 million and $141.4 million in merchant portfolios and other intangible assets and goodwill, respectively. In addition, $32.7 million was assigned to deferred tax liabilities on the cumulative step-up of assets and liabilities that were adjusted to fair value using combined federal and state tax rates.

As part of the purchase accounting for the Equity Redemption for Holdings and its consolidated subsidiaries, approximately $273.7 million was assigned to merchant portfolios and other intangible assets and $670.4 million was assigned to goodwill. Of the amount assigned to merchant portfolios and other intangible assets, $205.8 million related to merchant portfolios, $65.5 million related to a trade name for iPayment and $2.4 million was primarily attributable to software development and other intangible assets. The aforementioned amounts resulted in increases over the historical basis prior to the Equity Redemption, of $132.6 million and $142.2 million in merchant portfolios and other intangible assets and goodwill, respectively. In addition, $32.7 million was assigned to deferred tax liabilities on the cumulative step-up of assets and liabilities that were adjusted to fair value using combined federal and state tax rates.

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

If the Equity Redemption had occurred on January 1, 2010, we would have recorded amortization expense on our merchant processing portfolios of approximately $54.8 million for the year ended December 31, 2010. If the Equity Redemption had occurred on January 1, 2011, we would have recorded amortization expense on our merchant processing portfolios of approximately $56.1 million for the year ended December 31, 2011. The Company did not identify any other changes that would have been made to the Consolidated Statements of Operations in the aforementioned periods as a result of the Equity Redemption.

We incurred $18.7 million related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for early redemption of iPayment’s senior subordinated notes and $7.5 million of strategic advisory fees discussed in “Certain Relationships and Related Transactions, and Director Independence.”

5. Acquisitions

The effective date of each of the acquisitions discussed in this Note is the date the acquisition was recognized in our financial statements, unless otherwise noted. For the period from May 24 through December 31, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $41.7 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.4 million. For the years ended December 31, 2010 and 2009, amortization expense related to our merchant processing portfolios and other intangible assets was $38.8 million and $43.4 million, respectively.

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

6. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements are amortized over the useful life of the asset. Our restated property and equipment balances are comprised of the following:

	December 31,
(Dollars in thousands)	2011 (Restated)	2010 (Restated)	2009 (Restated)
Property and Equipment, net:
Machinery and equipment	$3,533	$4,636	$3,663
Furniture and fixtures	729	1,068	1,337
Leasehold improvements	483	601	457
Computer software and equipment	1,144	2,902	3,518

	5,889	9,207	8,975
Less: accumulated depreciation	(359)	(5,040)	(4,903)

	$5,530	$4,167	$4,072

7. Commitments and Contingencies

Leases

Our facilities include locations in New York, New York; Westlake Village, California; and Minden, Nevada. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2011 (in thousands):

Year ended December 31,	Amount
2012	$1,599
2013	1,797
2014	1,590
2015	1,624
2016	1,662
Thereafter	6,139

Total	$14,411

The Company has amended the original lease executed in July 2009 to increase leasing space by 12,300 square feet in Westlake Village, California. In December 2009, the Calabasas operating center moved from its current location in Calabasas, California to the new location in Westlake Village, California. Annual commitments under this lease will approximate $0.3 million.

The Company has entered into a new lease through November 2021 for 3,800 square feet in New York, New York that commenced in December 2011. In January 2012, the Nashville headquarters moved from its current location in Nashville, Tennessee to the new location in New York, New York. Annual commitments under this lease will approximate $0.5 million.

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

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. After the chargeback occurs, we attempt to recover the chargeback either directly from the merchant or from the merchant’s reserve account. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. At December 31, 2011, 2010, and 2009, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million, $1.4 million, and $1.5 million, respectively.

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

8. Long-Term Debt

Our long-term debt is comprised of the following:

	iPAYMENT, INC.			iPAYMENT HOLDINGS, INC.
	As of December 31,			As of December 31,
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Predecessor
Senior secured credit facilities:
Term facility	$—	$420,638	$447,638	$—	$420,638	$447,638
Revolving facility	—	11,000	10,900	—	11,000	10,900
Senior subordinated notes	—	194,500	192,981	—	194,500	192,981
Discount on Senior subordinated notes	—	(1,171)	—	—	(1,171)	—

Successor
Senior Secured Credit Facilities:
Term facility	360,500	—	—	360,500	—	—
Revolving facility	15,500	—	—	15,500	—	—
Discount on Senior Secured Credit Facilities	(1,716)	—	—	(1,716)	—	—
10.25% Notes	400,000	—	—	400,000	—	—
15.00%/15.00% Notes	—	—	—	129,922	—	—
Discount on 15.00%/15.00% Notes, net of amortization of $101	—	—	—	(1,065)	—	—

	774,284	624,967	651,519	903,141	624,967	651,519
Less: Current portion of long-term debt	—	(5,823)	—	—	(5,823)	—

Total long-term debt	$774,284	$619,144	$651,519	$903,141	$619,144	$651,519

On May 6, 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 and Holdings completed an offering 125,000 Units, consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 and Warrants to purchase 125,000 shares of Holdings’ common stock. iPayment also completed the closing of its $450.0 million Senior Secured Credit Facilities. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fees discussed in Note 11 and other related fee and expenses.

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

Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities and the 10.25% Notes were $1.0 million and $0.6 million, respectively, for the period from May 24 through December 31, 2011. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was less than $0.2 million for the period from May 24 through December 31, 2011. Amortization expense of iPayment and its consolidated subsidiaries related to iPayment’s previously existing senior secured credit facilities and senior subordinated notes were $0.4 million and $0.4 million, respectively, for the period from January 1 through May 23, 2011. Amortization expense of Holdings and its consolidated subsidiaries related to the 15.00%/15.00% Notes was less than $0.1 million for the period from May 6 through May 23, 2011. The remaining unamortized balance of debt issuance costs related to iPayment’s previously existing senior secured credit facilities and senior subordinated notes, as well as the remaining unamortized net discount on iPayment’s senior subordinated notes in the amount of $2.2 million, $3.3 million and $1.0 million, respectively, were written off to other expense as a result of the Refinancing.

The maturities of long-term debt (before unamortized discount) for iPayment Holdings, Inc. and its consolidated subsidiaries as of December 31, 2011 are as follows (in thousands):

Year ending December 31,	Amount
2012	$—
2013	—
2014	—
2015	2,375
2016	19,250
Thereafter	884,297

Total	$905,922

The determination by the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, that the Affected Financial Statements should no longer be relied upon resulted in a breach of certain representations, warranties and covenants set forth in the Senior Secured Credit Facilities, including but not limited to certain representations and warranties that the Affected Financial Statements (i) were prepared in accordance with GAAP consistently applied; and (ii) fairly presented the financial condition of the Company and its subsidiaries as of the date thereof and their results of operations for the periods covered thereby in accordance with GAAP. Further, as a result of the decision to restate the Affected Financial Statements, we were unable to comply with the covenant set forth in the Senior Secured Credit Facilities that we deliver our 3rd Quarter 2012 financial statements by no later than November 14, 2012. Finally, as a result of the foregoing breaches and defaults, we were unable to satisfy the conditions precedent for borrowing under the Senior Secured Credit Facilities’ revolving credit facility in order to borrow the funds necessary to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.

On November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. Among other things, the Waiver waives (a) defaults arising from the restatement of our financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010 and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q and (b) until February 1, 2013, the Company’s failure to timely provide to the Administrative Agent its 3rd Quarter 2012 financial statements. Finally, under the terms of the Waiver, the revolving lenders under the Senior Secured Credit Facilities agreed that, absent any default thereunder that may occur after the date of the Waiver, each such revolving lender would continue to honor requests for borrowing under the Senior Secured Credit Facilities’ revolving credit facility, provided that the aggregate principal amount of all borrowings thereunder do not exceed $58 million, a reduction from $95 million, which represents the total revolving commitments under the Senior Secured Credit Facility. Such reduction in revolving commitments shall no longer be in effect upon the Company’s delivery, on or prior to February 1, 2013, of the restated financial statements and the Company’s unaudited financial statements (and related documentation) for the quarterly period ended September 30, 2012. Following receipt of the Waiver, the Company borrowed amounts under the Senior Secured Credit Facilities’ revolving credit facility so as to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.

9. Income Taxes

We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. As of December 31, 2011, we have income taxes payable of $6.7 million and $3.8 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively.

The provision for income taxes and liabilities for the years ended December 31, 2011, 2010, and 2009, was comprised of the following:

iPAYMENT, INC.

PROVISION FOR INCOME TAXES AND LIABILITIES

	Period From
	May 24	January 1
	through	through
	December 31	May 23,	Years Ended December 31,
	2011	2011	2010	2009
(Dollars in thousands)	(Restated)	(Restated)	(Restated)	(Restated)
	Successor	Predecessor	Predecessor	Predecessor
Current:
Federal	$5,764	$475	$14,380	$11,755
State	669	44	1,943	2,437
Deferred:
Federal	(8,222)	(99)	(380)	(5,190)
State	(571)	(9)	(47)	(209)
Change in valuation allowance	362	—	(238)	80
Changes in uncertain tax positions	(783)	—	1,269	(370)

Total income tax provision (benefit)	$(2,781)	$411	$16,927	$8,503

iPAYMENT HOLDINGS, INC.

PROVISION FOR INCOME TAXES AND LIABILITIES

	Period From
	May 24	January 1
	through	through
	December 31	May 23,	Years Ended December 31,
	2011	2011	2010	2009
(Dollars in thousands)	(Restated)	(Restated)	(Restated)	(Restated)
	Successor	Predecessor	Predecessor	Predecessor
Current:
Federal	$3,288	$283	$14,380	$11,755
State	524	27	1,943	2,437
Deferred:
Federal	(8,418)	(99)	(380)	(5,190)
State	(583)	(9)	(47)	(209)
Change in valuation allowance	362	—	(238)	80
Changes in uncertain tax positions	(783)	—	1,269	(370)

Total income tax provision (benefit)	$(5,610)	$202	$16,927	$8,503

We have income tax benefits of $2.8 million and $5.6 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the period from May 24 through December 31, 2011. We have income tax benefits of $2.4 million and $5.4 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2011, in each case, compared to income tax expense of $16.9 million and $8.5 million in 2010 and 2009, respectively.

The differences between the federal statutory tax rate of 35.0% and effective tax rates are primarily due to state income tax provisions, and changes in uncertain positions, as follows:

iPAYMENT, INC.

EFFECTIVE TAX RATES

	Period From
	May 24	January 1
	through	through
	December 31,	May 23,	Years Ended December 31,
	2011	2011	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
	Successor	Predecessor	Predecessor	Predecessor
Statutory Rate	35.0%	35.0%	35.0%	35.0%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	(7.1)	(6.1)	4.4	5.5
Adjustments to deferred taxes	(0.6)	—	(2.2)	(0.9)
Permanent differences	(1.8)	(112.8)	0.2	(4.0)
Changes in valuation allowance	(4.2)	—	—	—
Changes in uncertain positions	9.1	—	3.1	(2.0)
Other	1.4	—	1.8	2.3

Total	31.8%	(83.9)%	42.3%	35.9%

iPAYMENT HOLDINGS, INC.

EFFECTIVE TAX RATES

	Period From
	May 24	January 1
	through	through
	December 31	May 23,	Years Ended December 31,
	2011	2011	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
	Successor	Predecessor	Predecessor	Predecessor
Statutory Rate	35.0%	35.0%	35.0%	35.0%
Increase (decreases) in taxes resulting from the following:
State income taxes net of federal tax benefit	(2.1)	(1.2)	4.4	5.5
Adjustments to deferred taxes	(0.3)	—	(2.2)	(0.9)
Permanent differences	(7.8)	(48.6)	0.2	(4.0)
Changes in valuation allowance	(1.8)	—	—	—
Changes in uncertain positions	3.9	—	3.1	(2.0)
Other	0.6	—	1.8	2.3

Total	27.5%	(14.8)%	42.3%	35.9%

Effective income tax rate decreased to 31.8% and 27.5% for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the period from May 24 through December 31, 2011. We have an effective income tax rate of 25.7% and 24.8% for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2011, in each case, compared to an effective income tax rate of 42.3% in 2010.

iPayment and its consolidated subsidiaries’ effective income tax rate decreased to 25.7% for 2011, compared to 42.3% for 2010, as a result of permanent disallowance of certain Refinancing-related costs and changes in unrecognized tax benefits. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 24.8% for 2011, compared to 42.3% for 2010, as a result of the aforementioned items as well as the permanent disallowance of a portion of interest accrued on the 15.00%/15.00% Notes which are considered “Applicable High Yield Discount Obligations” for tax purposes.

Deferred income tax assets are included as a component of other assets in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and were comprised of the following:

iPAYMENT, INC

DEFERRED INCOME TAX ASSETS AND LIABILITIES

	As of December 31,
	2011	2010	2009
(Dollars in thousands)	(Restated)	(Restated)	(Restated)
	Successor	Predecessor	Predecessor
Current deferred tax assets:
State taxes	$33	$—	$—
Reserves	2,745	1,063	1,971
Gain on sale of noncontrolling interest	—	362	367
Accrued liabilities	617	—	—
Other	610	791	965
Valuation allowances	(1,032)	(62)	(140)

Total current deferred tax assets	2,973	2,154	3,163

Current deferred tax liabilities:
Prepaid expenses	15	(38)	(116)
Other	—	—	(622)

Total current deferred tax liabilities	15	(38)	(738)

Net current deferred tax asset	$2,988	$2,116	$2,425

Long-term deferred tax assets:
Tax benefit of unrealized loss on fair value of derivatives	$—	$—	$4,976
Net operating loss	1,403	2,069	2,103
Cancellation of debt income	—	549	704
Gain on sale of noncontrolling interest	—	258	889
Other(1)	698	15,935	7,500
Residual Buyout	296	—
Valuation allowances	(617)	(527)	(687)

Total long-term deferred tax assets(2)	1,780	18,284	15,485

Long-term deferred tax liabilities:
Intangible assets, net of depreciation and amortization	(27,719)	(3,651)	(6,725)
Goodwill	(1,187)	(9,512)
Other	(141)	—

Total long-term deferred tax liabilities	(29,047)	(13,163)	(6,725)

Net long-term deferred tax (liabilities) assets(3)	$(27,267)	$5,121	$8,760

(1)	Other long-term deferred tax assets of Holdings and its consolidated subsidiaries as of December 31, 2011 is $0.9 million.
(2)	Total long-term deferred tax assets of Holdings and its consolidated subsidiaries as of December 31, 2011 is $2.0 million.
(3)	Net long-term deferred tax liabilities of Holdings and its consolidated subsidiaries as of December 31, 2011 is $27.1 million.

ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.

As of December 31, 2011, our liabilities for unrecognized tax benefits totaled $1.3 million, and are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. We recognized less than $0.1 million of interest and penalties for both periods from May 24 through December 31, 2011 and January 1 through May 23, 2011. The balance of accrued interest and penalties recorded in the consolidated balance sheets at December 31, 2011 was $0.2 million.

The following table presents a rollforward of our restated unrecognized tax benefits:

(Dollars in thousands)	iPayment, Inc.	iPayment Holdings, Inc.
	(Restated)	(Restated)
Balance at December 31, 2009	$1,087	$1,087
Reductions due to lapse of the applicable statute of limitations	(125)	(125)
Increase in prior year tax positions	1,009	1,009
Increase for tax positions taken during the current period	634	634

Balance at December 31, 2010		$2,605
Reductions due to lapse of the applicable statute of limitations	(834)	(834)
Decrease in prior year tax positions	(451)	(451)
Increase for tax positions taken during the current period	4	4

Balance at December 31, 2011	$1,324	$1,324

As of December 31, 2011, the total amount of unrecognized tax benefits that would affect the tax rate, if recognized, would be $0.1 million.

We file federal income tax returns and various states. With limited exceptions, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to 2007.

At December 31, 2011, we had federal and state net operating loss carryforwards of approximately $3.5 million and $67.2 million, respectively. Our federal net operating loss carryforward begins to expire in 2021 and is subject to annual limitations under Section 382 of the Internal Revenue Code. Our various state net operating loss carryforwards begin to expire between 2016 through 2027, several of which are also subject to annual limitations. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011, we had $1.6 million of valuation allowances on deferred tax assets for iPayment and Holdings. The net deferred taxes recorded at December 31, 2011, represent amounts that are more likely than not to be utilized in the near term.

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

10. Comprehensive Income

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

11. Related Party Transactions

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

13. Segment Information and Geographical Information

We consider our business activities to be in a single reporting segment. For years ended December 31, 2011, 2010, and 2009, we derive greater than 87%, 88%, and 89%, respectively, of our revenue and results of operations from processing revenues from card-based payments. Substantially all revenues are generated in the United States.

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

15. Summarized Quarterly Financial Data

The following unaudited schedule indicates our restated quarterly results of operations for 2011, 2010 and 2009 (in thousands, except charge volume). We have also included restated unaudited pro forma quarterly results from 2009 that remove the operating results of CPC resulting from the sale of our equity in CPC. Within the restated unaudited pro forma results for 2009, we have also included the financial impact of the merchant portfolio acquisition made during the fourth quarter of 2009 as if the acquisition had occurred on January 1, 2009. The tables following this schedule detail the quarterly restatements of the consolidated balance sheets and statements of operations as discussed in Note 2 “Restatement of Consolidated Financial Statements.”

		April 1	May 24,
		through	through
	1st	May 23,	June 30,	2nd	3rd	4th
(Dollars in thousands, except noted otherwise)	Quarter	2011	2011	Quarter	Quarter	Quarter	Total
	(Restated and Unaudited)	(Restated and Unaudited)	(Restated and Unaudited)	(Restated and Unaudited)	(Restated and Unaudited)	(Restated and Unaudited)	(Restated and Audited)
	Predecessor	Predecessor	Successor	Successor	Successor	Successor
2011—iPAYMENT, INC.
Revenue	$169,613	$107,077	$77,431	N/A	$180,740	$173,340	$708,201
Interchange	90,728	57,051	42,262	N/A	100,396	83,708	374,145
Other cost of services, excluding depreciation and amortization	43,787	27,135	19,989	N/A	46,523	50,595	188,029
Selling, general, and administrative	4,290	2,446	1,718	N/A	3,784	5,048	17,286
Embezzlement costs	375	778	438	N/A	1,442	1,101	4,134
Income from operations	20,056	13,836	7,435	N/A	10,508	13,481	65,316
Depreciation and amortization	10,377	5,831	5,589	N/A	18,087	19,407	59,291
Net income (loss) attributable to iPayment, Inc.	7,764	(8,665)	266	N/A	(3,411)	(2,814)	(6,860)
Charge Volume (in millions, unaudited)	5,385	3,383	2,425	N/A	5,872	5,596	22,661
2011—iPAYMENT HOLDINGS, INC.
Revenue	$169,613	$107,077	$77,431	N/A	$180,740	$173,340	$708,201
Interchange	90,728	57,051	42,262	N/A	100,396	83,708	374,145
Other cost of services, excluding depreciation and amortization	43,787	27,135	19,989	N/A	46,523	50,618	188,052
Selling, general, and administrative	4,290	2,446	1,718	N/A	3,784	5,063	17,301
Embezzlement costs	375	778	438	N/A	1,442	1,101	4,134
Income from operations	20,056	13,836	7,435	N/A	10,508	13,443	65,278
Depreciation and amortization	10,377	5,831	5,589	N/A	18,087	19,407	59,291
Net income (loss) attributable to iPayment Holdings, Inc.	7,764	(9,332)	(1,325)	N/A	(7,328)	(6,169)	(16,390)
Charge Volume (in millions, unaudited)	5,385	3,383	2,425	N/A	5,872	5,596	22,661
2010—iPAYMENT, INC. and iPAYMENT HOLDINGS, INC.
Revenue	$159,540	N/A	N/A	$183,933	$175,098	$180,603	$699,174
Interchange	90,997	N/A	N/A	98,544	97,200	93,836	380,577
Other cost of services, excluding depreciation and amortization	39,370	N/A	N/A	45,359	44,093	45,395	174,217
Selling, general, and administrative	3,079	N/A	N/A	3,303	3,766	3,676	13,824
Embezzlement costs	1,824	N/A	N/A	342	414	568	3,148
Income from operations	13,739	N/A	N/A	26,371	20,059	26,528	86,697
Depreciation and amortization	10,531	N/A	N/A	10,014	9,566	10,600	40,711
Net income attributable to iPayment, Inc. and iPayment Holdings, Inc.	1,099	N/A	N/A	8,199	5,213	8,539	23,050
Charge Volume (in millions, unaudited)	5,541	N/A	N/A	5,853	5,718	5,541	22,653
2009—iPAYMENT, INC. and iPAYMENT HOLDINGS, INC.
Revenue	$170,053	N/A	N/A	$190,745	$182,716	$174,414	$717,928
Interchange	96,910	N/A	N/A	103,575	101,975	95,070	397,530
Other cost of services, excluding depreciation and amortization	43,489	N/A	N/A	48,639	45,478	44,812	182,418
Selling, general, and administrative	4,751	N/A	N/A	4,938	5,145	5,446	20,280
Embezzlement costs	216	N/A	N/A	162	306	267	951
Income from operations	12,844	N/A	N/A	21,389	19,182	18,032	71,447
Depreciation and amortization	11,843	N/A	N/A	12,042	10,630	10,787	45,302
Net income (loss) attributable to iPayment, Inc. and iPayment Holdings, Inc.	(149)	N/A	N/A	4,156	3,478	4,138	11,623
Charge Volume (in millions, unaudited)	5,737	N/A	N/A	6,091	6,030	5,668	23,526
2009—PRO FORMA—iPAYMENT, INC. and iPAYMENT HOLDINGS, INC.
Revenue, unaudited	$165,349	N/A	N/A	$185,082	$175,766	$171,765	$697,962
Interchange, unaudited	95,254	N/A	N/A	100,814	98,645	93,862	388,575
Other cost of services, unaudited	42,087	N/A	N/A	46,666	43,219	43,957	175,929
Selling, general, and administrative, unaudited	2,850	N/A	N/A	2,880	2,968	4,662	13,360
Embezzlement costs	216	N/A	N/A	162	306	267	951
Income from operations, unaudited	12,150	N/A	N/A	21,568	19,051	17,914	70,683
Depreciation and amortization, unaudited	12,792	N/A	N/A	12,992	11,577	11,103	48,464

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of September 30, 2011 (Unaudited)

	iPayment, Inc.			iPayment Holdings, Inc.
	September 30, 2011			September 30, 2011
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$773	$—	$773	$773	$—	$773
Accounts receivable, net of allowance for doubtful accounts of $1,043	24,489	159	24,648	24,489	159	24,648
Income taxes receivable	1,823	—	1,823	3,262	—	3,262
Prepaid expenses and other current assets	1,929	(12)	1,917	1,929	(12)	1,917

Total current assets	29,014	147	29,161	30,453	147	30,600

Restricted cash	549	—	549	549	—	549
Property and equipment, net	6,319	(930)	5,389	6,319	(930)	5,389
Merchant portfolios and other intangible assets, net of accumulated amortization of $22,913 ($24,102 as previously reported)	274,013	(1,832)	272,181	274,013	(1,832)	272,181
Goodwill	683,560	1,162	684,722	684,268	1,162	685,430
Deferred tax assets	—	1,617	1,617	—	1,617	1,617
Other assets, net	25,883	—	25,883	28,994	—	28,994

Total assets	$1,019,338	$164	$1,019,502	$1,024,596	$164	$1,024,760

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,467	$(12)	$2,455	$2,467	$(12)	$2,455
Income taxes payable	—	211	211	—	211	211
Accrued interest	17,838	—	17,838	25,338	—	25,338
Accrued liabilities and other	15,569	(755)	14,814	15,569	(755)	14,814
Deferred tax liabilities	—	449	449	—	449	449

Total current liabilities	35,874	(107)	35,767	43,374	(107)	43,267

Deferred tax liabilities	44,862	230	45,092	44,862	230	45,092
Long-term debt	772,229	—	772,229	896,125	—	896,125
Other liabilities	2,520	(317)	2,203	2,520	(317)	2,203

Total liabilities	855,485	(194)	855,291	986,881	(194)	986,687

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2011	167,756	—	167,756	—	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at September 30, 2011	—	—	—	47,127	—	47,127
Accumulated deficit	(3,903)	358	(3,545)	(9,412)	358	(9,054)

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	163,853	358	164,211	37,715	358	38,073

Total liabilities and stockholder’s equity	$1,019,338	$164	$1,019,502	$1,024,596	$164	$1,024,760

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of June 30, 2011 (Unaudited)

	iPayment, Inc.			iPayment Holdings, Inc.
	June 30, 2011			June 30, 2011
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$—	$1,084	$1,084	$—	$1,084
Accounts receivable, net of allowance for doubtful accounts of $998	27,016	158	27,174	27,016	158	27,174
Income taxes receivable	—	—	—	298	(211)	87
Prepaid expenses and other current assets	1,650	(46)	1,604	1,650	(46)	1,604

Total current assets	29,750	112	29,862	30,048	(99)	29,949
Restricted cash	555	—	555	555	—	555
Property and equipment, net	5,492	(719)	4,773	5,492	(719)	4,773
Merchant portfolios and other intangible assets, net of accumulated amortization of $5,379 ($5,674 as previously reported)	248,252	(2,104)	246,148	248,252	(2,104)	246,148
Goodwill	694,736	1,162	695,898	695,536	1,162	696,698
Deferred tax assets	—	879	879	—	879	879
Other assets, net	24,287	—	24,287	27,590	—	27,590

Total assets	$1,003,072	$(670)	$1,002,402	$1,007,473	$(881)	$1,006,592

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,728	$(47)	$3,681	$3,728	$(47)	$3,681
Income taxes payable	291	211	502	—	—	—
Accrued interest	7,635	—	7,635	10,447	—	10,447
Accrued liabilities and other	15,779	(821)	14,958	15,913	(821)	15,092
Deferred tax liabilities	—	449	449	—	449	449
Current portion of long-term debt	250	—	250	250	—	250

Total current liabilities	27,683	(208)	27,475	30,338	(419)	29,919
Deferred tax liabilities	35,437	(96)	35,341	35,437	(96)	35,341
Long-term debt	769,414	—	769,414	893,259	—	893,259
Other liabilities	2,663	(513)	2,150	2,663	(513)	2,150

Total liabilities	835,197	(817)	834,380	961,697	(1,028)	960,669

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2011	167,756	—	167,756	—	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at June 30, 2011	—	—	—	47,248	—	47,248
Retained earnings (accumulated deficit)	119	147	266	(1,472)	147	(1,325)

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	167,875	147	168,022	45,776	147	45,923

Total liabilities and stockholder’s equity	$1,003,072	$(670)	$1,002,402	$1,007,473	$(881)	$1,006,592

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of March 31, 2011 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	March 31, 2011
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1
Accounts receivable, net of allowance for doubtful accounts of $795	28,418	158	28,576
Prepaid expenses and other current assets	1,454	(81)	1,373
Deferred tax assets	2,074	42	2,116

Total current assets	31,947	119	32,066
Restricted cash	558	—	558
Property and equipment, net	4,938	(523)	4,415
Merchant portfolios and other intangible assets, net of accumulated amortization of $187,169 ($187,516 as previously reported)	147,620	(1,437)	146,183
Goodwill	527,978	1,082	529,060
Deferred tax assets	3,876	797	4,673
Other assets, net	10,160		10,160

Total assets	$727,077	$38	$727,115

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,483	$(81)	$2,402
Income taxes payable	4,315	27	4,342
Accrued interest	7,194	—	7,194
Accrued liabilities and other	16,740	485	17,225

Total current liabilities	30,732	431	31,163
Long-term debt	613,481	—	613,481
Other liabilities	2,861	(120)	2,741

Total liabilities	647,074	311	647,385

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2011	20,055	—	20,055
Retained earnings	59,948	(273)	59,675

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	80,003	(273)	79,730

Total liabilities and stockholder’s equity	$727,077	$38	$727,115

Consolidated Statement of Operations (iPayment, Inc. and iPayment Holdings, Inc.) – Three Months Ended September 30, 2011 (Unaudited)

	iPayment, Inc.			iPayment Holdings, Inc.
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2011
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$181,003	$(263)	$180,740	$181,003	$(263)	$180,740
Operating expenses:
Interchange	100,396	—	100,396	100,396	—	100,396
Other costs of services	66,049	(1,439)	64,610	66,049	(1,439)	64,610
Selling, general and administrative	3,848	(64)	3,784	3,848	(64)	3,784
Embezzlement costs	—	1,442	1,442	—	1,442	1,442

Total operating expenses	170,293	(61)	170,232	170,293	(61)	170,232

Income from operations	10,710	(202)	10,508	10,710	(202)	10,508
Other expense:
Interest expense, net	16,503	—	16,503	21,311	—	21,311
Other expense, net	60	—	60	60	—	60

Loss before income taxes	(5,853)	(202)	(6,055)	(10,661)	(202)	(10,863)
Income tax benefit	(2,232)	(412)	(2,644)	(3,123)	(412)	(3,535)

Net loss attributable to iPayment, Inc. and iPayment Holdings, Inc.	$(3,621)	$210	$(3,411)	$(7,538)	$210	$(7,328)

Consolidated Statement of Operations (iPayment, Inc.) – Period from May 24 to June 30, 2011 (Successor) and April 1 to May 23, 2011 (Predecessor) (Unaudited)

	iPayment, Inc.
	Period from May 24 to June 30, 2011 (Successor)			Period from April 1 to May 23, 2011 (Predecessor)
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$77,519	$(88)	$77,431	$107,077	$—	$107,077

Operating expenses:
Interchange	42,262	—	42,262	57,051	—	57,051
Other costs of services	26,104	(526)	25,578	33,733	(767)	32,966
Selling, general and administrative	1,728	(10)	1,718	2,446	—	2,446
Embezzlement costs	—	438	438	—	778	778

Total operating expenses	70,094	(98)	69,996	93,230	11	93,241

Income from operations	7,425	10	7,435	13,847	(11)	13,836
Other expense:
Interest expense, net	7,237	—	7,237	7,677	—	7,677
Other (income) expense, net	(4)	—	(4)	18,834	—	18,834

Income (loss) before income taxes	192	10	202	(12,664)	(11)	(12,675)
Income tax provision (benefit)	73	(137)	(64)	(4,086)	76	(4,010)

Net income (loss) attributable to iPayment, Inc.	$119	$147	$266	$(8,578)	$(87)	$(8,665)

Consolidated Statement of Operations (iPayment Holdings, Inc.) – Period from May 24 to June 30, 2011 (Successor) and April 1 to May 23, 2011 (Predecessor) (Unaudited)

	iPayment Holdings, Inc.
	Period from May 24 to June 30, 2011 (Successor)			Period from April 1 to May 23, 2011 (Predecessor)
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$77,519	$(88)	$77,431	$107,077	$—	$107,077
Operating expenses:
Interchange	42,262	—	42,262	57,051	—	57,051
Other costs of services	26,104	(526)	25,578	33,733	(767)	32,966
Selling, general and administrative	1,728	(10)	1,718	2,446	—	2,446
Embezzlement costs	—	438	438	—	778	778

Total operating expenses	70,094	(98)	69,996	93,230	11	93,241

Income from operations	7,425	10	7,435	13,847	(11)	13,836
Other expense:
Interest expense, net	9,208	—	9,208	8,553	—	8,553
Other (income) expense, net	(4)	—	(4)	18,834	—	18,834

Loss before income taxes	(1,779)	10	(1,769)	(13,540)	(11)	(13,551)
Income tax benefit	(307)	(137)	(444)	(4,295)	76	(4,219)

Net loss attributable to iPayment Holdings, Inc.	$(1,472)	$147	$(1,325)	$(9,245)	$(87)	$(9,332)

Consolidated Statement of Operations (iPayment, Inc. and iPayment Holdings, Inc.) – Three Months Ended March 31, 2011 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	Three Months Ended March 31, 2011
(Dollars in thousands)	As Previously Reported	Adjustments	Restated
Revenues	$169,613	$—	$169,613
Operating expenses:
Interchange	90,728	—	90,728
Other costs of services	54,741	(577)	54,164
Selling, general and administrative	4,290	—	4,290
Embezzlement costs	—	375	375

Total operating expenses	149,759	(202)	149,557

Income from operations	19,854	202	20,056
Other expense:
Interest expense, net	7,901	—	7,901
Other income, net	(30)	—	(30)

Income before income taxes	11,983	202	12,185
Income tax provision	4,421	—	4,421

Net income attributable to iPayment, Inc. and iPayment Holdings, Inc.	$7,562	$202	$7,764

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of September 30, 2010 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	As of September 30, 2010
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1
Accounts receivable, net of allowance for doubtful accounts of $867	23,190	108	23,298
Prepaid expenses and other current assets	1,240	(14)	1,226
Deferred tax assets	2,353	72	2,425

Total current assets	26,784	166	26,950
Restricted cash	657	—	657
Property and equipment, net	4,919	(562)	4,357
Merchant portfolios and other intangible assets, net of accumulated amortization of $167,229 ($167,430 as previously reported)	140,227	(1,580)	138,647
Goodwill	527,978	—	527,978
Deferred tax assets	6,149	541	6,690
Other assets, net	11,307	—	11,307

Total assets	$718,021	$(1,435)	$716,586

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,253	$(14)	$2,239
Income taxes payable	8,162	20	8,182
Accrued interest	7,340	—	7,340
Accrued liabilities and other	14,649	491	15,140

Total current liabilities	32,404	497	32,901
Long-term debt	616,430	—	616,430
Other liabilities	5,849	—	5,849

Total liabilities	654,683	497	655,180

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2010	20,055	—	20,055
Accumulated other comprehensive loss, net of tax benefits of $1,347 at September 30, 2010	(2,022)	—	(2,022)
Retained earnings	45,305	(1,932)	43,373

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	63,338	(1,932)	61,406

Total liabilities and stockholder’s equity	$718,021	$(1,435)	$716,586

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of June 30, 2010 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	As of June 30, 2010
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1
Accounts receivable, net of allowance for doubtful accounts of $792	24,617	108	24,725
Prepaid expenses and other current assets	1,107	(56)	1,051
Deferred tax assets	2,352	72	2,424

Total current assets	28,077	124	28,201
Restricted cash	668	—	668
Property and equipment, net	4,910	(471)	4,439
Merchant portfolios and other intangible assets, net of accumulated amortization of $158,216 ($158,346 as previously reported)	148,815	(1,651)	147,164
Goodwill	527,978	—	527,978
Deferred tax assets	5,969	541	6,510
Other assets, net	11,001	—	11,001

Total assets	$727,418	$(1,457)	$725,961

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,576	$(56)	$3,520
Income taxes payable	5,538	20	5,558
Accrued interest	2,574	—	2,574
Accrued liabilities and other	15,727	507	16,234

Total current liabilities	27,415	471	27,886
Long-term debt	633,743	—	633,743
Other liabilities	8,916	—	8,916

Total liabilities	670,074	471	670,545

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2010	20,055	—	20,055
Accumulated other comprehensive loss, net of tax benefits of $2,532 at June 30, 2010	(3,798)	—	(3,798)
Retained earnings	41,087	(1,928)	39,159

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	57,344	(1,928)	55,416

Total liabilities and stockholder’s equity	$727,418	$(1,457)	$725,961

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of March 31, 2010 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	As of March 31, 2010
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1
Accounts receivable, net of allowance for doubtful accounts of $917	22,847	108	22,955
Prepaid expenses and other current assets	1,252	(105)	1,147
Deferred tax assets	2,352	72	2,424

Total current assets	26,452	75	26,527
Restricted cash	672	—	672
Property and equipment, net	4,764	(535)	4,229
Merchant portfolios and other intangible assets, net of accumulated amortization of $148,713 ($148,772 as previously reported)	156,862	(1,722)	155,140
Goodwill	527,978	—	527,978
Deferred tax assets	7,291	541	7,832
Other assets, net	11,869	—	11,869

Total assets	$735,888	$(1,641)	$734,247

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,658	$(105)	$2,553
Income taxes payable	6,312	20	6,332
Accrued interest	7,380	—	7,380
Accrued liabilities and other	15,970	262	16,232

Total current liabilities	32,320	177	32,497
Long-term debt	644,122	—	644,122
Other liabilities	12,512	—	12,512

Total liabilities	688,954	177	689,131

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2010	20,055	—	20,055
Accumulated other comprehensive loss, net of tax benefits of $3,933 at March 31, 2010	(5,899)	—	(5,899)
Retained earnings	32,778	(1,818)	30,960

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	46,934	(1,818)	45,116

Total liabilities and stockholder’s equity	$735,888	$(1,641)	$734,247

Consolidated Statement of Operations (iPayment, Inc. and iPayment Holdings, Inc.) – Three Months Ended September 30, 2010, June 30, 2010, and March 31, 2010 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	Three Months Ended September 30, 2010			Three Months Ended June 30, 2010			Three Months Ended March 31, 2010
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$175,098	$—	$175,098	$183,933	$—	$183,933	$159,540	$—	$159,540
Operating expenses:
Interchange	97,200	—	97,200	98,544	—	98,544	90,997	—	90,997
Other costs of services	54,069	(410)	53,659	55,605	(232)	55,373	50,601	(700)	49,901
Selling, general and administrative	3,766	—	3,766	3,303	—	3,303	3,082	(3)	3,079
Embezzlement costs	—	414	414	—	342	342	—	1,824	1,824

Total operating expenses	155,035	4	155,039	157,452	110	157,562	144,680	1,121	145,801

Income from operations	20,063	(4)	20,059	26,481	(110)	26,371	14,860	(1,121)	13,739
Other expense:
Interest expense, net	11,477	—	11,477	11,449	—	11,449	11,371	—	11,371
Other (income) expense, net	608	—	608	602	—	602	(229)	—	(229)

Income before income taxes	7,978	(4)	7,974	14,430	(110)	14,320	3,718	(1,121)	2,597
Income tax provision	2,761	—	2,761	6,121	—	6,121	1,498	—	1,498

Net income attributable to iPayment, Inc. and iPayment Holdings, Inc.	$5,217	$(4)	$5,213	$8,309	$(110)	$8,199	$2,220	$(1,121)	$1,099

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of September 30, 2009 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	As of September 30, 2009
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$900	$—	$900
Accounts receivable, net of allowance for doubtful accounts of $1,535	23,947	—	23,947
Prepaid expenses and other current assets	1,810	(47)	1,763
Investment in merchant advances, net of allowance for doubtful accounts of $3,374	311	—	311
Deferred tax assets	3,442	(156)	3,286

Total current assets	30,410	(203)	30,207
Restricted cash	733	—	733
Property and equipment, net	4,051	(663)	3,388
Merchant portfolios and other intangible assets, net of accumulated amortization of $128,453 ($128,467 as previously reported)	147,993	(142)	147,851
Goodwill	528,191	—	528,191
Deferred tax assets	2,449	516	2,965
Other assets, net	11,910	—	11,910

Total assets	$725,737	$(492)	$725,245

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,385	$(47)	$2,338
Income taxes payable	2,589	—	2,589
Accrued interest	7,423	—	7,423
Accrued liabilities and other	14,263	404	14,667

Total current liabilities	26,660	357	27,017
Long-term debt	643,731	—	643,731
Other liabilities	16,287	—	16,287

Total liabilities	686,678	357	687,035

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2009	20,055	—	20,055
Accumulated other comprehensive loss, net of tax benefits of $6,075 at September 30, 2009	(9,113)	—	(9,113)
Retained earnings	26,574	(849)	25,725

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	37,516	(849)	36,667
Noncontrolling interest	1,543	—	1,543

Total stockholder’s equity	39,059	(849)	38,210

Total liabilities and stockholder’s equity	$725,737	$(492)	$725,245

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of June 30, 2009 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	As of June 30, 2009
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,032	$—	$1,032
Accounts receivable, net of allowance for doubtful accounts of $1,434	24,456	—	24,456
Prepaid expenses and other current assets	1,764	(68)	1,696
Investment in merchant advances, net of allowance for doubtful accounts of $3,336	680	—	680
Deferred tax assets	2,725	(156)	2,569

Total current assets	30,657	(224)	30,433
Restricted cash	1,036	—	1,036
Property and equipment, net	4,268	(726)	3,542
Merchant portfolios and other intangible assets, net of accumulated amortization of $118,276 ($118,283 as previously reported)	156,328	(43)	156,285
Goodwill	528,190	—	528,190
Deferred tax assets	3,959	516	4,475
Other assets, net	12,339	—	12,339

Total assets	$736,777	$(477)	$736,300

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,047	$(68)	$2,979
Income taxes payable	904	—	904
Accrued interest	2,763	—	2,763
Accrued liabilities and other	17,095	176	17,271

Total current liabilities	23,809	108	23,917
Long-term debt	660,444	—	660,444
Other liabilities	17,602	—	17,602

Total liabilities	701,855	108	701,963

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2009	20,055	—	20,055
Accumulated other comprehensive loss, net of tax benefits of $6,631 at June 30, 2009	(9,946)	—	(9,946)
Retained earnings	22,834	(585)	22,249

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	32,943	(585)	32,358
Noncontrolling interest	1,979	—	1,979

Total stockholder’s equity	34,922	(585)	34,337

Total liabilities and stockholder’s equity	$736,777	$(477)	$736,300

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of March 31, 2009 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	As of March 31, 2009
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$235	$—	$235
Accounts receivable, net of allowance for doubtful accounts of $1,055	23,492	—	23,492
Prepaid expenses and other current assets	1,828	—	1,828
Investment in merchant advances, net of allowance for doubtful accounts of $3,826	1,962	—	1,962
Deferred tax assets	2,725	(156)	2,569

Total current assets	30,242	(156)	30,086
Restricted cash	991	—	991
Property and equipment, net	4,561	(790)	3,771
Merchant portfolios and other intangible assets, net of accumulated amortization of $106,691 ($106,694 as previously reported)	165,853	(47)	165,806
Goodwill	528,324	—	528,324
Deferred tax assets	5,029	516	5,545
Other assets, net	13,432	—	13,432

Total assets	$748,432	$(477)	$747,955

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,392	$—	$2,392
Accrued interest	7,605	—	7,605
Accrued liabilities and other	13,860	41	13,901
Current portion of long-term debt	23	—	23

Total current liabilities	23,880	41	23,921
Long-term debt	675,990	—	675,990
Other liabilities	19,870	—	19,870

Total liabilities	719,740	41	719,781

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2009	20,055	—	20,055
Accumulated other comprehensive loss, net of tax benefits of $7,462 at March 31, 2009	(11,193)	—	(11,193)
Retained earnings	18,609	(518)	18,091

Total iPayment, Inc. and iPayment Holdings, Inc. stockholder’s equity	27,471	(518)	26,953
Noncontrolling interest	1,221	—	1,221

Total stockholder’s equity	28,692	(518)	28,174

Total liabilities and stockholder’s equity	$748,432	$(477)	$747,955

Consolidated Statement of Operations (iPayment, Inc. and iPayment Holdings, Inc.) – Three Months Ended September 30, 2009, June 30, 2009, and March 31, 2009 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	Three Months Ended September 30, 2009			Three Months Ended June 30, 2009			Three Months Ended March 31, 2009
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$182,716	$—	$182,716	$190,745	$—	$190,745	$170,053	$—	$170,053

Operating expenses:
Interchange	101,975	—	101,975	103,575	—	103,575	96,910	—	96,910
Other costs of services	56,151	(43)	56,108	60,774	(93)	60,681	55,543	(211)	55,332
Selling, general and administrative	5,145	—	5,145	4,940	(2)	4,938	4,817	(66)	4,751
Embezzlement costs	—	306	306	—	162	162	—	216	216

Total operating expenses	163,271	263	163,534	169,289	67	169,356	157,270	(61)	157,209

Income from operations	19,445	(263)	19,182	21,456	(67)	21,389	12,783	61	12,844
Other expense:
Interest expense, net	11,559	—	11,559	11,694	—	11,694	11,656	—	11,656
Other expense, net	308	—	308	1,072	—	1,072	19	—	19

Income before income taxes	7,578	(263)	7,315	8,690	(67)	8,623	1,108	61	1,169
Income tax provision (benefit)	2,833	—	2,833	3,709	—	3,709	(116)	—	(116)

Net income	$4,745	$(263)	$4,482	$4,981	$(67)	$4,914	$1,224	$61	$1,285

Less: Net income attributable to noncontrolling interests	(1,004)	—	(1,004)	(758)	—	(758)	(1,434)	—	(1,434)

Net income (loss) attributable to iPayment, Inc. and iPayment Holdings, Inc.	$3,741	$(263)	$3,478	$4,223	$(67)	$4,156	$(210)	$61	$(149)

16. Subsequent Events

Senior Secured Credit Facilities Waiver, Consent and Amendment

On November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. Among other things, the Waiver waives (a) defaults arising from the restatement of our financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010, and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q and (b) until February 1, 2013, the Company’s failure to timely provide to the administrative agent for the Senior Secured Credit Facilities the Company’s financial statements for the quarterly period ended September 30, 2012. Finally, under the terms of the Waiver, the revolving lenders under the Senior Secured Credit Facilities agreed that, absent any default thereunder that may occur after the date of the Waiver, each such revolving lender would continue to honor requests for borrowing under the Senior Secured Credit Facilities’ revolving credit facility, provided that the aggregate principal amount of all borrowings thereunder do not exceed $58 million , a reduction from $95 million, which represents the total revolving commitments under the Senior Secured Credit Facility. Such reduction in revolving commitments shall no longer be in effect upon the Company’s delivery, on or prior to February 1, 2013, of the restated financial statements and the Company’s unaudited financial statements (and related documentation) for the quarterly period ended September 30, 2012.

Following receipt of the Waiver, the Company borrowed amounts under the Senior Secured Credit Facilities’ revolving credit facility so as to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.

15.00%/15.00% Notes Purchase

On July 20, 2012, iPayment purchased approximately $23.9 million principal amount of the 15.00%/15.00% Notes from a third party in a privately negotiated transaction. The purchase of such 15.00%/15.00% Notes and the expenses associated therewith were funded with cash on hand and borrowings under the revolving facility under the Senior Secured Credit Facilities. Concurrent with the purchase of such 15.00%/15.00% Notes, we requested and obtained a $20 million increase in the aggregate revolving facility commitment under the Senior Secured Credit Facility. The aggregate commitment of the lenders under the revolving facility following such increase was $95 million. On November 14, 2012, as discussed above, we entered into the Waiver which reduced the revolving commitments from $95 million to $58 million.

Flagship Merchant Services Purchase Agreement

On May 2, 2012, we entered into a definitive asset purchase agreement with CardServ, Inc., a Massachusetts corporation doing business as Flagship Merchant Services (“Flagship”). On May 23, 2012, pursuant to the definitive agreement, one of our wholly owned subsidiaries purchased substantially all of the assets of Flagship for a purchase price of approximately $14 million. We funded the acquisition of Flagship through revolver borrowings and cash on hand. Flagship is an independent sales organization with headquarters in Charlestown, Massachusetts.

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

In April 2012, we entered into a second purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $2.6 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning April 1, 2012.

In December 2012, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $8.0 million in cash, which was funded at closing with cash on hand. The effect of the portfolio acquisition will be included in our consolidated financial statements beginning January 1, 2013.

Adoption of Equity Incentive Plan

On August 27, 2012, the Board of Directors (the “Board”) of Holdings adopted the iPayment Holdings, Inc. Equity Incentive Plan (the “Plan”). The purpose of the Plan is to foster and promote the long-term financial success of Holdings by rewarding executives and key employees of Holdings and its subsidiaries who contribute to Holdings’ profitability and productivity. No awards were granted under the Plan until November 15, 2012.

Grants of Phantom Units

On November 15, 2012, the Board granted 324,074.07 phantom units under the Plan to Mark C. Monaco and entered into a phantom unit agreement with Mr. Monaco. Under the phantom unit agreement, 50% of phantom units are “service units” and the remaining 50% of the phantom units are “performance units.” Service units are 20% vested at the time of the grant, with the remaining service units vesting in equal increments on the first four anniversaries of the grant date. Performance units vest, if at all, upon the earlier of a change in control or a public offering. If neither a change in control nor a public offering has occurred by the seventh anniversary of the grant date, all unvested performance units will be forfeited. In addition, the phantom unit agreement also provides that service units will become fully vested upon a change in control and all performance units will vest or be forfeited in accordance with the performance criteria described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement of Consolidated Financial Statements

In August 2012, as disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012, the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company and management conducted an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned. Based on the results of the Company’s internal investigation and the financial impact thereof on prior financial periods, the Board of Directors and management concluded the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, 2010 and 2011 should no longer be relied upon. The material weaknesses described below led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009, 2010 and 2011 (including all interim periods within such years) and for the first two quarters of 2012 and the failure of the Company to file on a timely basis its Quarterly Report on Form 10-Q for the interim period ended September 30, 2012.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its disclosure controls and procedures. The Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2009, 2010 and 2011 due to the material weaknesses in our internal controls over financial reporting described below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the issuer‘s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer‘s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer‘s assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, 2010 and 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. The Board of Directors and management concluded that our internal control over financial reporting was not effective as of December 31, 2009, 2010 and 2011 due to the five material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

The Annual Reports for the years ended December 31, 2009, 2010, and 2011 do not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s reports are not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in our annual reports.

Material Weaknesses

In connection with the assessment described above, management of the Company concluded that five material weaknesses existed in the Company’s internal control over financial reporting.

Entity Level Controls: Certain of the Company’s entity level controls within its control environment were not effectively designed or applied to prevent former members of senior management and other employees from having the ability to circumvent or override controls around residual payments, expense reimbursements, and vendor administration. The Company did not maintain an adequate control environment that set a proper culture within our operations to instill an attitude of compliance and control awareness; including training of our accounting, information technology and operations managers to emphasize the importance of setting the proper culture within our organization, a thorough and proper analysis of proposed transactions, and an effective standardized review process. This material weakness in the Company’s entity level controls increased the likelihood of a material misstatement occurring within the Company’s interim and annual financial statements and not being prevented or detected.

Accounts Payable: Misappropriation of Company assets occurred as a result of an inadequate design of controls around vendor due diligence review and bidding, as well as the override of certain existing controls in the areas of master vendor file data administration and approval of vendor invoices. Certain members of senior management colluded with third party vendors to submit fictitious invoices which were paid by the Company. Those vendors then paid “kickbacks” to certain members of senior management. The override of controls by certain members of senior management responsible for the application and adherence to control procedures further resulted in those fraudulent invoices being inappropriately capitalized to software development and subsequently amortized.

Sales Agent Verification: The Company did not maintain effective internal controls with respect to verifying the authenticity of sales agents or preventing the re-direction of residual payments to fictitious sales agent accounts created by certain members of management. The sales agent review and approval process contained design and operating control deficiencies causing material errors in the Company’s financial statements which were not detected on a timely basis by management in the normal course of business. As compensation for the referral of merchant accounts, the Company pays its sales agents an agreed-upon residual, or a percentage of the income derived from the transactions processed from the merchants they refer. However, merchant accounts that are generated by the Company’s direct sales channels or that are acquired pursuant to acquisitions are typically not subject to residual payments and are labeled “house” accounts. The Company also did not design or maintain effective controls related to residual payments, post-residual payment quality control verification, and the movement of merchant accounts, including “house” accounts.

Due to a lack of effective system access controls and procedures with respect to verifying the authenticity of sales agents, as well as the lack of effective control over the movement of “house” accounts, fraudulent offices were established within the Company’s residual payment system, certain “house” merchant accounts were transferred to fraudulent sales agents created by certain former members of management and residual payments were subsequently improperly made to those fraudulent sales agent accounts.

Expense Reimbursements: Misappropriation of Company assets occurred due to the lack of appropriate review and approval controls around expense reimbursements. Certain employees were allowed to use personal credit cards to make large dollar purchases rather than those purchases being centrally approved by the purchasing department and centrally processed by the accounts payable department. Further, certain members of senior management created fictitious vendor invoices which were approved by other members of senior management and then paid by the Company. The override of existing controls as well as poorly designed controls over the expense reimbursement process, including lack of policies and controls to preclude fixed assets from being reimbursed through expense reports, resulted in certain fraudulent reimbursements, some of which were inappropriately capitalized to fixed assets and subsequently depreciated.

Manual Journal Entries: A material weakness was identified due to the lack of effective policies and procedures over manual journal entries. Specifically, effective policies and procedures were not in place to ensure that manual journal entries were accompanied by sufficient supporting documentation, that supporting documentation was properly retained, and that these journal entries were adequately reviewed and approved. The existence of design and operating control deficiencies around manual journal entries is considered to be a material weakness, as the lack of policies and proper review and approval of manual journal entries could have resulted in a material misstatement of the Company’s annual and interim financial statements for the periods in which the misconduct took place.

Remediation Steps to Address Material Weaknesses

The Company’s management has been engaged, and continues to engage, in making necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting and the ineffectiveness of the Company’s disclosure controls and procedures described above.

Entity Level Controls: To remediate the material weakness described above under “Entity Level Controls,” the Company continues to enhance its training of management, including its accounting, information technology, and operations managers, to emphasize further the importance of setting the proper tone within the organization to instill an attitude of integrity and control awareness and the use of a thorough and proper analysis of proposed transactions. The former employees who initiated or directed the fraud discussed in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” were either terminated by the Company or have resigned, and the Company has hired additional qualified accounting and operations personnel. Lastly, the Company has implemented the specific remediation initiatives described below in the fiscal year 2012. These initiatives are intended to provide reasonable assurance regarding the reliability and completeness of the Company’s financial information and disclosures.

Accounts Payable: To remediate the material weakness described above under “Accounts Payable,” the Company has implemented a thorough vendor master due diligence review along with a competitive vendor bidding process. The Company has implemented controls surrounding manual journal entry reviews to capture errors or irregularities within financial reporting including capitalized software development. The Company has also enhanced its entity-level control environment to include related party disclosures for all managers and above.

Sales Agent Verification: To remediate the material weakness described above under “Sales Agent Verification,” the Company has implemented revised policies and procedures around the creation and authorization of new sales agents, monthly review of residual payments, post- residual payment quality control verification, and the movement of merchant accounts, including “house” accounts. The Company will continue to assess its standardized processes to further enhance the effectiveness of financial reviews, including the analysis and monitoring of financial information in a consistent and thorough manner.

Expense Reimbursements: To remediate the material weakness described above under “Expense Reimbursements,” the Company has implemented certain interim revised policies and procedures for travel and entertainment expenditures and the associated approvals of those expenditures. Under the revised policies and procedures, fixed assets can no longer be purchased through expense reports. The Company is also working to strengthen controls in this area, including instituting a corporate credit card program with strict spending limits as well as enforcement of a centralized purchasing system.

Manual Journal Entries: To remediate the material weakness described above under “Manual Journal Entries” the Company has implemented certain revised policies and procedures associated with the preparation and retention of supporting documentation as well as the review and approval of manual journal entries. Under the revised policies and procedures, evidence of proper review and approval of supporting documentation will be required prior to the posting of manual journal entries. In addition, the revised policies and procedures are designed to ensure that journal entries will be tracked and supporting documentation is appropriately retained.

Management believes there is a need to continue to enhance the effectiveness of the standardized review processes and the remediation measures described above. The policies, procedures, and controls identified have not been operated for an adequate period of time to conclude that the material weaknesses identified above have been remediated. However, the actions described above have significantly improved our internal control over financial reporting by creating and maintaining a control environment in our operations management that are intended to set a proper ethical tone within our operations organization to instill an attitude of compliance and control awareness.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified in respect of our entity level controls, accounts payable process, sales agent verification and residual process, expense reimbursement process, and manual journal entry process as discussed above, there have not been any changes in our internal control over financial reporting for the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information about our directors and executive officers as of December 31, 2011:

Name and Age	Principal Occupation, Business Experience, Directorships and Education
Carl A. Grimstad Chairman, Chief Executive Officer and President of iPayment and Chief Executive Officer, President and Director of Holdings Age 44	Carl Grimstad co-founded iPayment and is the Company’s Chairman, President and CEO. In 2003, Mr. Grimstad led iPayment in a successful IPO (NASDAQ: IPMT). Mr. Grimstad was instrumental in taking iPayment private in 2006. Mr. Grimstad has served since 1995 as the managing partner of GS Capital, LLC, a private investment company. Mr. Grimstad and his family are active supporters of various charities including the Nashville Zoo and the Sexual Assault Center. Mr. Grimstad currently serves as a board member of the Nashville Symphony and as a board member of the Oasis Center, a safe haven for children in trouble. In the past, Mr. Grimstad has served as a trustee of the Cheekwood Botanical Gardens. Mr. Grimstad graduated with a B.A. in Economics from Boston University in 1989.

Mark C. Monaco Chief Financial Officer, Executive Vice President, Treasurer and Director of iPayment and Holdings Age 46	Mark C. Monaco has served as iPayment’s Chief Financial Officer since October 2010 and as a member of iPayment’s board of directors since May 2011. From February 2007 to January 2009, Mr. Monaco served as Head of Principal Investments at Brooklyn NY Holdings, LLC, the investment organization of the Alfred Lerner Family. From June 1996 to January 2007, Mr. Monaco was a Managing Director at Windward Capital Management, LLC, a middle market private equity firm focused on financial and business services investments. During his tenure at Windward, Mr. Monaco served as Chairman of Retriever Payment Systems, Inc., a merchant acquiring organization, from 2000 to 2004, when it was acquired by National Processing Company. Prior to joining Windward Capital, Mr. Monaco was at Credit Suisse First Boston, serving as the Director of Finance and Corporate Development after several years in the financial institutions group with the firm’s investment banking department. Mr. Monaco earned his MBA in finance from The University of Pennsylvania, The Wharton Graduate School of Business, and received his undergraduate degree from Harvard University.

Robert S. Torino(1) Chief Operating Officer and Executive Vice President of iPayment and Chief Operating Officer, Executive Vice President and Assistant Secretary of Holdings Age 58	Robert S. Torino served as our Chief Operating Officer from 2006 until his termination on September 6, 2012. From 2002 to 2006, he served as our Executive Vice President of Financial Operations and from January 2001 to September 2002, he served as our Chief Financial Officer. From October 1999 to April 2000, Mr. Torino served as Chief Executive Officer of M80 Technologies, Inc., a start-up software development company. Mr. Torino served as President and Chief Executive Officer of TRUE Software Inc., a software development company, from April 1995 until its acquisition by McCabe & Associates in October 1999. Mr. Torino held various senior level positions in both operations and finance prior to employment with iPayment. Mr. Torino graduated magna cum laude from Boston College with a degree in accounting.

Nasir Shakouri(1) Senior Vice President of Sales & Marketing Age 34	Nasir Shakouri served as our Senior Vice President of Sales and Marketing from 2006 until his resignation on May 29, 2012. From April 2003 to January 2006, he served as our Vice President of Finance. Mr. Shakouri was previously in the Audit group at Arthur Andersen and Ernst & Young specializing in Technology, Retail & Consumer Products in Los Angeles, California. Mr. Shakouri graduated with a B.S. in Accounting and Finance from California State Polytechnic University, San Luis Obispo.

John S. Hong(1) Vice President of Information Technology Age 40	John S. Hong served as our Vice President of Information Technology from 2007 until his termination on September 6, 2012 with responsibility for all iPayment’s software and systems. From 2004 until 2007 he served as our Director of Information Technology. Mr. Hong’s extensive merchant bankcard knowledge came from over 15 years of experience working for Comerica Bank, Imperial bank and Wells Fargo among others. Mr. Hong earned his B.S. in Computer Science from University of Riverside.

Bronson L. Quon(1) Vice President of Finance and Corporate Controller Age 34	Bronson L. Quon served as our Vice President of Finance and Corporate Controller from August 2008 until his resignation on September 7, 2012. From July 2003 to July 2008, Mr. Quon served as our Director of Corporate Accounting. Prior to joining iPayment, Mr. Quon worked in the Assurance & Advisory practices at both Deloitte & Touche LLP and Arthur Andersen, LLP, serving in Retail & Consumer Products, Oil & Gas and the Aerospace industries from May 2000 to July 2003. Mr. Quon earned his B.S. in Accounting from California State Polytechnic University, San Luis Obispo and obtained his CPA license in 2003.

John A. Vickers Director of iPayment and Holdings Age 49	John A. Vickers has served as a member of iPayment’s and Holdings’ boards of directors since September 2011. Mr. Vickers is currently Chairman and Chief Executive Officer of Tishman Realty Corporation and the Tishman Hotel Corporation, having served the Tishman organization for 27 years in various positions. He is responsible for Tishman’s owned portfolio of hotels and for overseeing all of the firm’s service divisions. Mr. Vickers was also Vice Chairman and Principal of Tishman Construction Corporation prior to its sale to AECOM in July 2010.

(1)	On September 6, 2012, the Company and Holdings terminated the employment of Robert Torino, formerly Executive Vice President and Chief Operating Officer of the Company and Executive Vice President, Chief Operating Officer and Assistant Secretary of Holdings. On the same date, the Company also terminated the employment of John Hong, formerly Vice President of Information Technology of the Company. Such terminations were the result of alleged violations by such employees of the Company’s Code of Business Conduct and Ethics. On September 7, 2012, Bronson Quon, formerly Vice President and Corporate Controller of the Company, resigned as an employee of the Company. Mr. Quon agreed to cooperate with the Company and assisted the Company in the internal investigation referred to in Item 3 in this Amended Filing. In connection with that investigation, allegations of misconduct were also raised concerning Nasir Shakouri, formerly Senior Vice President of Sales and Marketing of the Company, during his employment with the Company. Mr. Shakouri resigned as an employee of the Company on May 29, 2012.

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

Stock-based compensation. We currently have no share-based compensation plans. However, Investors intends to adopt, or cause Holdings to adopt, a management equity program pursuant to which members of management would be issued equity interests, options or similar rights representing, in the aggregate, up to 20% of the outstanding equity of the issuer thereof on a fully-diluted basis. Investors also intends to effect a merger of itself into Holdings, with Holdings being the surviving corporation in such merger.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary		Bonus	All Other Compensation		Total
Carl A. Grimstad	2011	$1,000,000		$1,000,000	$83,000	(2)(3)	$2,083,000
Chairman, Chief Executive Officer	2010	708,000		—	—		708,000
and President	2009	300,000		1,000,000	—		1,300,000
Mark C. Monaco	2011	$600,000		$300,000	$24,000	(2)(3)(6)	$924,000
Executive Vice President, Chief Financial	2010	125,000	(4)	—	—		125,000
Officer, Treasurer and Director	2009	—		—	—		—
Robert S. Torino (1)	2011	$316,000		$250,000	$68,000	(5)	$634,000
Chief Operating Officer	2010	296,000		—	60,000	(5)	356,000
and Executive Vice President	2009	296,000		220,000	60,000	(5)	576,000
Nasir Shakouri (1)	2011	$200,000		$200,000	$—		$400,000
Senior Vice President of Sales &	2010	179,000		—	—		179,000
Marketing	2009	150,000		150,000	—		300,000
John Hong (1)	2011	$171,000		$140,000	$—		$311,000
Vice President of Information Technology	2010	150,000		—	—		150,000
	2009	140,000		125,000	—		265,000
Gregory S. Daily	2011	$395,000	(7)	$—	$8,000	(6)	$403,000
Former Chairman and	2010	708,000		—	16,500	(6)	724,500
Chief Executive Officer	2009	187,500		1,000,000	3,750	(6)	1,191,250

(1)	Excludes any amounts obtained pursuant to the financial misconduct described in the Explanatory Note to this Amended Filing and in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 8 of this report.
(2)	For Mr. Grimstad and Mr. Monaco, includes $12,500 each for Board of Director fees.
(3)	The amounts in this column include, the aggregate incremental cost to iPayment of providing personal benefits. For Mr. Grimstad and Mr. Monaco, the figure in this column for 2011 includes approximately $71,000 and $10,000, respectively, for the personal use of iPayment’s aircraft. This value is based on the variable cost per flight hour which consists of the hourly operating fee charged by the aircraft’s operator and other miscellaneous variable costs. The value excludes non-variable costs, such as management fees, fractional ownership commitment fees and any other costs not specifically related to trips. On certain occasions, the executive’s spouse or other family member may accompany the executive on a business flight. Typically, there are no additional incremental costs associated with such spousal or family travel.
(4)	Represents Mr. Monaco’s salary for the period commencing upon his hiring on October 15, 2010 and ending on December 31, 2010.
(5)	Represents housing reimbursements made to Mr. Torino.
(6)	For Mr. Daily, the amounts in this column represent only the Company’s 401(k) plan matching contribution and for Mr. Monaco, the amount includes $1,500 of such matching contribution.
(7)	Represent Mr. Daily’s salary for the period from January 1, 2011 through May 23, 2011.

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

Employment contracts, termination of employment and change in control arrangements

Carl A. Grimstad

Mr. Grimstad does not currently have an employment agreement with the Company. Mr. Grimstad intends to continue to serve as our Chairman, Chief Executive Officer and President, pursuant to at-will employment arrangements. The board of iPayment determined to increase the annual base salary of Mr. Grimstad to $1.0 million as of June 1, 2010. In addition, Mr. Grimstad is entitled to receive those employee benefits generally provided to our executive employees.

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

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Carl A. Grimstad	4,875,000	(2)	100	%(2)
Mark C. Monaco	28,125	(3)	0.6	%(3)
All Directors and Executive Officers as a Group (2 persons)	4,903,125	(3)	100%

(1)	The business address of each person listed is 126 East 56th Street New York, New York, 10022.
(2)	As of March 22, 2012, all of Holdings’ outstanding common stock was owned by iPayment Investors and all of the partnership units in iPayment Investors were owned by iPayment GP, Carl A. Grimstad, and certain entities and persons affiliated with Mr. Grimstad. Mr. Grimstad has the right to make investment decisions with respect to all of such partnership units. Therefore, Mr. Grimstad may be deemed to have beneficial ownership of all of the partnership units of iPayment Investors. Mr. Grimstad disclaims beneficial ownership of such partnership units except to the extent of his pecuniary interests therein. As of March 22, 2012, Mr. Grimstad is the sole member of iPayment GP.
(3)	Assumes the full exercise of all warrants that are exercisable within 60 days of March 22, 2012 and that are held by Adaero Holdings, LLC, an entity majority owned and controlled by Mr. Monaco.

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

As discussed in the Explanatory Note to this Amended Filing and in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 8 of this report, certain of the Company’s former officers and employees and certain of its outside contractors engaged in financial misconduct whereby such officers and employees received improper reimbursements and other payments.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2011 and 2010, by Ernst & Young LLP. Fees are presented in the period to which they relate rather than the period in which they were billed.

	2011	2010
Audit Fees (1)	$853,821	$802,821
Audit Related Fees (2)	356,258	—
Tax Fees (3)	170,877	74,000
All Other Fees (4)	126,762	89,396

	$1,507,718	$966,217

(1)	Audit Fees consist of professional service fees rendered for the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements included in our Form 10-K annual reports and in our From 10-Q quarterly reports. This category also includes professional service fees related to the restatement of the Company’s Affected Financial Statements.
(2)	Audit Related Fees consist of professional service fees rendered for advisory services provided relating to the re-organization of the Company and review of the associated Registration Statement Form S-4 filing.
(3)	Tax fees consist of U.S. tax compliance, tax planning and other U.S. tax-related consultations.
(4)	All Other Fees consist of professional service fees associated with the internal investigation conducted relating to the revealed financial misconduct.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Restated Financial Statements

The restated Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated , are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page above.

(2) “Schedule II – Valuation and Qualifying Accounts - Restated” is included below. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts - Restated

iPayment, Inc.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Predecessor
Year Ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$998,000	$704,000	$—	$845,000	(1)	$857,000
Valuation allowance on deferred tax asset	746,000	—	81,000	—		827,000
Reserve for merchant advance losses	3,822,000	206,000	—	3,501,000		527,000
Reserve for merchant losses	1,319,000	4,900,000	—	4,695,000	(2)	1,524,000
Total	$6,885,000	$5,810,000	$81,000	$9,041,000		$3,735,000

Year Ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$857,000	$262,000	$—	$384,000	(1)	$735,000
Valuation allowance on deferred tax asset	827,000	—	—	238,000		589,000
Reserve for merchant advance losses	527,000	—	—	130,000		397,000
Reserve for merchant losses	1,524,000	3,501,000	—	3,640,000	(2)	1,385,000
Total	$3,735,000	$3,763,000	$—	$4,392,000		$3,106,000

Period Ended May 23, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$735,000	$95,000	$—	$24,000	(1)	$806,000
Valuation allowance on deferred tax asset	589,000	—	—	—		589,000
Reserve for merchant advance losses	397,000	—	—	17,782		379,218
Reserve for merchant losses	1,385,000	—	—	92,000	(2)	1,293,000
Total	$3,106,000	$95,000	$—	$133,782		$3,067,218

Successor:
Period Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$806,000	$914,000	$—	$140,000	(1)	$1,580,000
Valuation allowance on deferred tax asset	589,000	—	1,060,000	—		1,649,000
Reserve for merchant advance losses	379,218	—	—	27,218		352,000
Reserve for merchant losses	1,293,000	4,100,000	—	4,163,000	(2)	1,230,000
Total	$3,067,218	$5,014,000	$1,060,000	$4,330,218		$4,811,000

(1)	Write-off of previously reserved accounts receivables.
(2)	Write-off of previously reserved merchant losses.
(3)	Exhibits

Reference is made to the Exhibit Index beginning on page 123 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT, INC.

By:	/s/ Carl A. Grimstad
	Name:	Carl A. Grimstad
	Title:	Chairman, Chief Executive Officer and President
January 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 2013.

Signature	Title

/s/ Carl A. Grimstad Carl A. Grimstad	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Mark C. Monaco Mark C. Monaco	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ John A. Vickers John A. Vickers	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT HOLDINGS, INC.

By:	/s/ Carl A. Grimstad
	Name:	Carl A. Grimstad
	Title:	Chief Executive Officer, President and Director
January 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 2013.

Signature	Title

/s/ Carl A. Grimstad Carl A. Grimstad	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Mark C. Monaco Mark C. Monaco	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ John A. Vickers John A. Vickers	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc., incorporated by reference to Exhibit 2.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on December 28, 2005, File No. 000-50280.

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc., incorporated by reference to Exhibit 2.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on December 28, 2005, File No. 000-50280.

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc., incorporated by reference to Exhibit 2.3 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on December 28, 2005, File No. 000-50280.

3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc., incorporated by reference to Exhibit 3.1 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.2	Bylaws of Merger Co., as adopted by iPayment, Inc., incorporated by reference to Exhibit 3.2 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.3	Restated Certificate of Incorporation of iPayment Holdings, Inc., incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.4	Bylaws of iPayment Holdings, Inc., incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.5	Articles of Incorporation and Articles of Amendment to the Articles of Incorporation of 1st National Processing, Inc. (f/k/a First Acquisition Company), incorporated by reference to Exhibit 3.5 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.6	Amended and Restated Bylaws of 1st National Processing, Inc., incorporated by reference to Exhibit 3.19 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.7	Certificate of Formation of Cambridge Acquisition Sub, LLC, incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.8	Limited Liability Company Agreement of Cambridge Acquisition Sub, LLC, incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.9	Certificate of Formation and Certificate of Amendment of CardPayment Solutions, L.L.C. (f/k/a CPS Acquisition, L.L.C.), incorporated by reference to Exhibit 3.11 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.10	Limited Liability Company Agreement of CardPayment Solutions, L.L.C., incorporated by reference to Exhibit 3.25 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.11	Articles of Incorporation and Certificate of Amendment of Articles of Incorporation of CardSync Processing, Inc., incorporated by reference to Exhibit 3.3 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.12	Amended and Restated Bylaws of CardSync Processing, Inc., incorporated by reference to Exhibit 3.17 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.13	Amended and Restated Certificate of Incorporation of E-Commerce Exchange, Inc., incorporated by reference to Exhibit 3.4 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.14	Amended and Restated Bylaws of E-Commerce Exchange, Inc., incorporated by reference to Exhibit 3.18 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.15	Articles of Organization of iFunds Cash Solutions, LLC, incorporated by reference to Exhibit 3.15 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.16	Operating Agreement of iFunds Cash Solutions, LLC, incorporated by reference to Exhibit 3.16 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.17	Certificate of Formation of iAdvantage, LLC, incorporated by reference to Exhibit 3.17 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.18	Limited Liability Company Agreement of iAdvantage, LLC, incorporated by reference to Exhibit 3.18 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.19	Certificate of Formation of iPayment Acquisition Sub LLC, incorporated by reference to Exhibit 3.12 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.20	Limited Liability Company Agreement of iPayment Acquisition Sub LLC, incorporated by reference to Exhibit 3.26 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.21	Plan of Conversion of iPayment of California, LLC (f/k/a iPayment of California, Inc.), incorporated by reference to Exhibit 3.13 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.22	Operating Agreement of iPayment of California, LLC, incorporated by reference to Exhibit 3.27 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.23	Certificate of Incorporation of iPayment of Maine, Inc., incorporated by reference to Exhibit 3.7 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.24	Bylaws of iPayment of Maine, Inc., incorporated by reference to Exhibit 3.21 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.25	Certificate of Formation of IPMT Transport, LLC, incorporated by reference to Exhibit 3.25 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.26	Limited Liability Company Agreement of IPMT Transport, LLC, incorporated by reference to Exhibit 3.26 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.27	Certificate of Formation of iScan Solutions, LLC, incorporated by reference to Exhibit 3.27 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.28	Limited Liability Company Agreement of iScan Solutions, LLC, incorporated by reference to Exhibit 3.28 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.29	Certificate of Formation of MSC Acquisition Sub, LLC, incorporated by reference to Exhibit 3.29 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.30	Limited Liability Company Agreement of MSC Acquisition Sub, LLC, incorporated by reference to Exhibit 3.30 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.31	Certificate of Formation of NPMG Acquisition Sub, LLC, incorporated by reference to Exhibit 3.16 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.32	Limited Liability Company Agreement of NPMG Acquisition Sub, LLC, incorporated by reference to Exhibit 3.30 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.33	Amended and Restated Certificate of Incorporation of Online Data Corp., incorporated by reference to Exhibit 3.8 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.34	Amended and Restated Bylaws of Online Data Corp., incorporated by reference to Exhibit 3.22 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.35	Certificate of Formation of PCS Acquisition Sub, LLC, incorporated by reference to Exhibit 3.14 of iPayment’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.36	Limited Liability Company Agreement of PCS Acquisition Sub, LLC, incorporated by reference to Exhibit 3.28 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.37	Certificate of Incorporation of Quad City Acquisition Sub, Inc., incorporated by reference to Exhibit 3.9 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.38	Bylaws of Quad City Acquisition Sub, Inc., incorporated by reference to Exhibit 3.23 of iPayment, Inc.’s Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.39	Certificate of Formation of TS Acquisition Sub, LLC, incorporated by reference to Exhibit 3.15 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.40	Limited Liability Company Agreement of TS Acquisition Sub, LLC, incorporated by reference to Exhibit 3.29 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

4.1	Indenture, dated May 6, 2011, among iPayment, Inc., the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, including the form of the notes, incorporated by reference to Exhibit 4.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

4.2	Registration Rights Agreement, dated May 6, 2011, among iPayment, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative for the several initial purchasers (incorporated by reference to Exhibit 4.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011).

4.3	Indenture, dated May 6, 2011, among iPayment Holdings, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, including the form of the notes, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

4.4	Registration Rights Agreement, dated May 6, 2011, among iPayment Holdings, Inc. and J.P. Morgan Securities LLC, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

4.5	First Supplemental Indenture, dated October 7, 2011, among iPayment, Inc., the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

10.1	Credit Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors and lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.2	Security Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.3	Pledge Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.3 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.4	Service Agreement, dated July 1, 2002, between First Data Merchant Services Corporation and iPayment Holdings, Inc., incorporated by reference to Exhibit 10.16 of iPayment, Inc.’s Registration Statement on Form S-1 filed with the SEC on March 4, 2003, File No. 333-101705.

10.5	First Amendment to Service Agreement, dated October 25, 2002, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.17 of iPayment, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 6, 2002, File No. 333-101705.

10.6	Second Amendment to Service Agreement, dated as of November 27, 2002, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.6 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.7	Third Amendment to Service Agreement, dated as of January 8, 2004, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.7 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.8	Fourth Amendment to Service Agreement, dated as of May 25, 2004, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.8 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.9	Asset Purchase Agreement, dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services, incorporated by reference to Exhibit 10.32 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2005, File No. 000-50280.

10.10	Service Agreement, dated December 27, 2004, between iPayment, Inc. and First Data Merchant Services Corporation, incorporated by reference to Exhibit 10.33 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2005, File No. 000-50280.*

10.11	Letter Agreement regarding Asset Purchase Agreement and Service Agreement, dated May 1, 2005, among iPayment, Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services, incorporated by reference to Exhibit 10.11 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.12	Fifth Amendment to Service Agreement, dated as of July 11, 2005, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.12 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.13	Sixth Amendment to Service Agreement, dated as of August 31, 2006, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.13 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.14	Seventh Amendment to Service Agreement, dated as of September 29, 2006, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.14 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.15	Sponsorship Agreement, dated as of January 29, 2007, among iPayment, Inc., First Data Merchant Services Corporation and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2007, File No. 000-50280.*

10.16	Sixth Amendment to Service Agreement dated as of January 29, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.2 of iPayment, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2007, File No. 000-50280.*

10.17	Letter Amendment No. 1 to Credit Agreement, dated April 19, 2007, among iPayment, Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 10, 2007.

10.18	First Data POS Value ExchangeSM Amendment to Service Agreement, dated as of July 12, 2007, by and between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.18 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.19	APRIVA Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.19 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.20	Gift Card Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.20 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.21	Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.21 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.22	Discover Amendment to Service Agreement, dated as of September 2008, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.22 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.23	Ninth Amendment to Service Agreement, dated as of June 11, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.23 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.24	First Amendment to Service Agreement dated as of October 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.24 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.25	Eighth Amendment to Service Agreement, dated as of October 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.25 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.26	Ninth Amendment to Service Agreement, dated as of November 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.26 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.27	Tenth Amendment to Service Agreement, dated as of November 12, 2009, by and between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.27 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.28	Employment Agreement, dated March 4, 2011, between Mark C. Monaco and iPayment, Inc., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2011.

10.29	Warrant Agreement, dated as of May 6, 2011, between iPayment Holdings, Inc. and Wilmington Trust FSB, as warrant agent, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

10.30	Amendment to Service Agreement, dated as of August 25, 2011, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.*

10.31	Amendment to Service Agreement, dated as of August 25, 2011, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.*

10.32	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2011.

10.33	Executive Nonqualified Excess Plan Document, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, File Nos. 000-50280 and 333-177233-19.

10.34	Executive Nonqualified “Excess” Plan Adoption Agreement for the iPayment Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, File Nos. 000-50280 and 333-177233-19.

10.35	Executive Nonqualified “Excess” Plan Adoption Agreement for the iPayment Executive Retention Plan, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, File Nos. 000-50280 and 333-177233-19.

21.1	Subsidiaries of the registrants.†

31.1	Certification of Carl A. Grimstad, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Mark C. Monaco, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Carl A. Grimstad, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Mark C. Monaco, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.†^

101.SCH	XBRL Taxonomy Extension Schema Document.†^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†^

†	Filed herewith.
*	Portions of the exhibit omitted and filed separately with the SEC pursuant to a request for confidential treatment.
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