Form 10-Q/A
period 2012-03-31
iPayment, Inc.; iPayment Holdings, Inc
filed 2013-01-31
CIK 1140184, 1364652

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

Explanatory Note

iPayment, Inc. (the “Company”) and iPayment Holdings, Inc. (“Holdings”) are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2012 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the quarters ended March 31, 2011 and 2012 and amend certain other Items in the Original Filing as listed in “Items Amended in this Filing” below, as a result of the restatement of our financial statements. The details of the restatement are discussed below and in Note 2 to the accompanying restated consolidated financial statements.

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

The Company’s internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such misconduct occurred in five principal areas: (i) failure to maintain an adequate control environment that set a proper culture within our operations; (ii) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (iii) overstatement of certain vendor invoices, principally in the information technology area; (iv) falsification of certain employee expense reimbursements and other payments; and (v) the posting of manual journal entries without sufficient supporting documentation or adequate review and approval. The adjustments related to the financial misconduct and the recording of other prior period adjustments not related to the financial misconduct are set forth in the table below.

	Cumulative embezzlement costs through March 31, 2012	iPayment Holdings, Inc. & iPayment, Inc. (Successor)	Cumulative embezzlement costs through December 31, 2011
(Dollars in thousands)		Three Months Ended March 31, 2012
Embezzlement costs
Residual expense	$4,099	$427	$3,672
Property and equipment	2,149	207	1,942
Other intangible assets	1,970	288	1,682
Residual buyout	1,625	—	1,625
Travel and entertainment	229	—	229
Prepaids and other receivables	208	—	208
Other	123	—	123

Total embezzlement costs	$10,403	922	$9,481

Embezzlement costs previously included in the statements of operations as:
Other costs of services		(647)
Prior period adjustments not related to fraudulent transactions
Reversal of residual buyout amortization adjustment		1,996
Reversal of deferred gain amortization		230
Tax adjustments
Tax effect of the above recorded adjustments		(134)
Prior period tax adjustments not related to fraudulent transactions		1,473

Net decrease		3,840
Net loss, as previously reported (1)		(5,925)

Net loss, as restated (1)		$(9,765)

(1) For 2012, net loss is for iPayment Holdings, Inc.

Total embezzlement costs incurred by the Company cumulatively through March 31, 2012 were $10.4 million. $0.9 million of such identified losses were incurred during the three months ended March 31, 2012. $0.6 million of the identified losses for the three months ended March 31, 2012 were classified as residual and other expenses within other costs of services in the consolidated financial statements during the period in which the misconduct took place. The Company reclassified these costs as embezzlement costs included in total operating expenses. These reclassified embezzlement costs had no effect on the Company’s income from operations and net income (loss) in its previously issued March 31, 2012 quarterly financial statements.

The remaining amount of such identified embezzlement costs totaling $0.3 million for the three months ended March 31, 2012 was capitalized in the financial statements as property and equipment or other intangible assets during the period in which the misconduct took place. Such losses were written off as embezzlement costs in the restated March 31, 2012 quarterly financial statements and do affect the Company’s income from operations and net income (loss) in its restated financial statements.

Based on the results of the Company’s internal investigation, and the financial impact thereof on prior financial periods, the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, determined that the Company’s financial statements (i) for the fiscal years ended December 31, 2009, 2010 and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP’s reports thereon, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company’s Quarterly Reports on Form 10-Q (the “Affected Financial Statements”), should no longer be relied upon. As a result, the Company has restated the Affected Financial Statements to reflect the effect of such financial misconduct on the Affected Financial Statements. This Form 10-Q/A contains more information about the restatement in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 1 of this report. Additionally, more information regarding the internal investigation is included in Part II, Item 1 of this report.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 1. Legal Proceedings

Although this Amended Filing amends and restates the Original Filing in its entirety, it amends only the items of the Original Filing identified above to reflect the restatement. Except for the foregoing amended information or where otherwise noted, this Form 10-Q/A does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. Rather, except as described above, information is unchanged and reflects the disclosures made at the time of the Original Filing on May 11, 2012. Events occurring after the date of the Original Filing (other than items changed as a result of the restatement as well as certain disclosures made to reflect subsequent events, all contained in our consolidated financial statements which occurred after March 31, 2012 through the date of filing), have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012 and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and/or in other reports filed with the SEC subsequent to the Original Filing.

The sections of the Original Filing affected by the restatement should no longer be relied upon. In addition, this Form 10-Q/A has been repaginated and references to “Form 10-Q” have been revised to refer to “Form 10-Q/A.”

In addition, in accordance with applicable SEC rules, this Amended Filing includes new currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amended Filing as Exhibits 31.1, 31.2, 32.1 and 32.2.

Restatement of Other Financial Statements

In addition to this Amended Filing, we have filed or will file an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “June 10-Q/A”) and to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K/A”). The June 10-Q/A and 2011 10-K/A are being filed to restate our audited and unaudited financial statements and related financial information for the periods contained in those reports and to amend certain other Items within the previously-issued filings.

Internal Control Considerations

As discussed in Part I — Item 4 of this Amended Filing, the Board of Directors of the Company concluded on November 1, 2012, that material weaknesses in the internal control over financial reporting exist at the Company, and consequently the Board of Directors has determined that management’s report on internal control over financial reporting as of December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended, should no longer be relied upon. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. The Company is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I — Item 4 included in this Amended Filing.

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2012 (successor, unaudited), and December 31, 2011 (successor, audited) – Restated	8
	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 (successor), and 2011 (predecessor) – Restated	9
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 (successor), and 2011 (predecessor) – Restated	10
	Notes to Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURES		42

EXHIBIT INDEX		43

Cautionary Note Regarding Forward-Looking Statements

Forwarding-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, estimates, projections and other statements regarding our operating, growth and acquisition strategies, cost savings initiatives, industry dynamics, economic conditions, regulatory environment, debt compliance, liquidity and capital resources, and operating results, and the assumptions upon which those statements are based.

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

Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 29, 2013 (our “Amended 2011 Annual Report”).

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands , except share data)	March 31, 2012 (Restated)	December 31, 2011 (Restated)	March 31, 2012 (Restated)	December 31, 2011 (Restated)
	Successor (Unaudited)	Successor (Audited)	Successor (Unaudited)	Successor (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$201	$1	$201	$1
Accounts receivable, net of allowance for doubtful accounts of $1,547 and $1,580 at March 31, 2012 and December 31, 2011, respectively	32,759	33,765	32,759	33,765
Prepaid expenses and other current assets	2,232	2,104	2,232	2,104
Deferred tax assets	2,988	2,988	2,988	2,988

Total current assets	38,180	38,858	38,180	38,858

Restricted cash	537	542	537	542
Property and equipment, net	5,988	5,530	5,988	5,530
Merchant portfolio and other intangible assets, net of accumulated amortization of $57,679 and $41,725 at March 31, 2012 and December 31, 2011, respectively	244,682	259,957	244,682	259,957
Goodwill	669,562	669,562	670,362	670,362
Other assets, net	23,082	23,862	26,205	27,051

Total assets	$982,031	$998,311	$985,954	$1,002,300

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,412	$5,773	$3,412	$5,773
Income taxes payable, net	2,911	6,650	3,218	3,820
Accrued interest	16,934	6,750	24,242	9,186
Accrued liabilities and other	21,536	21,899	21,624	21,935

Total current liabilities	44,793	41,072	52,496	40,714

Deferred tax liabilities, net	27,266	27,267	27,058	27,059
Long-term debt	755,852	774,284	884,747	903,141
Other liabilities	1,371	1,339	1,372	1,339

Total liabilities	829,282	843,962	965,673	972,253

Commitments and contingencies (Note 9)

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2012 and December 31, 2011	165,764	165,764	—	—

Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—	45,268	45,268
Accumulated deficit	(13,015)	(11,415)	(24,987)	(15,221)

Total stockholder’s equity	152,749	154,349	20,281	30,047

Total liabilities and stockholder’s equity	$982,031	$998,311	$985,954	$1,002,300

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	Three Months Ended March 31, 2012 (Restated)	Three Months Ended March 31, 2011 (Restated)	Three Months Ended March 31, 2012 (Restated)	Three Months Ended March 31, 2011 (Restated)
	Successor	Predecessor	Successor	Predecessor
Revenues	$165,132	$169,613	$165,132	$169,613

Operating expenses:
Interchange	81,858	90,728	81,858	90,728
Other costs of services	65,013	54,164	65,046	54,164
Selling, general and administrative	4,232	4,290	4,250	4,290
Embezzlement costs	922	375	922	375

Total operating expenses	152,025	149,557	152,076	149,557

Income from operations	13,107	20,056	13,056	20,056

Other expense:
Interest expense, net	16,386	7,901	21,362	7,901
Other income, net	(581)	(30)	(581)	(30)

Income (loss) before income taxes	(2,698)	12,185	(7,725)	12,185

Income tax (benefit) provision	(1,097)	4,421	2,040	4,421

Total comprehensive income (loss)	$(1,601)	$7,764	$(9,765)	$7,764

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	Three Months Ended March 31, 2012 (Restated)	Three Months Ended March 31, 2011 (Restated)	Three Months Ended March 31, 2012 (Restated)	Three Months Ended March 31, 2011 (Restated)
	Successor	Predecessor	Successor	Predecessor
Cash flows from operating activities
Net income (loss)	$(1,601)	$7,764	$(9,765)	$7,764
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	16,577	10,377	16,577	10,377
Noncash interest expense and other	754	646	3,294	646
Loss on disposal of property and equipment	364	—	364	—
Changes in assets and liabilities
Accounts receivable	1,006	(876)	1,006	(876)
Prepaid expenses and other current assets	(128)	(298)	(128)	(298)
Other assets	(585)	(162)	(585)	(162)
Accounts payable and income taxes payable	(6,100)	(8,251)	(2,963)	(8,251)
Accrued interest	10,184	4,621	12,620	4,621
Accrued liabilities and other	(331)	(1,019)	(280)	(1,019)

Net cash provided by operating activities	20,140	12,802	20,140	12,802

Cash flows from investing activities
Change in restricted cash	5	(2)	5	(2)
Expenditures for property and equipment	(1,445)	(739)	(1,445)	(739)
Payments for prepaid residual expenses	—	(488)	—	(488)

Net cash used in investing activities	(1,440)	(1,229)	(1,440)	(1,229)

Cash flows from financing activities
Net repayments on revolving facility	(10,500)	(5,750)	(10,500)	(5,750)
Repayments of debt	(8,000)	(5,823)	(8,000)	(5,823)

Net cash used in financing activities	(18,500)	(11,573)	(18,500)	(11,573)

Net increase in cash and cash equivalents	200	—	200	—
Cash and cash equivalents, beginning of period	1	1	1	1

Cash and cash equivalents, end of period	$201	$1	$201	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,647	$11,924	$2,647	$11,924
Cash paid during the period for interest	$5,448	$2,635	$5,448	$2,635

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

The Equity Redemption, together with a refinancing of substantially all of iPayment’s and iPayment Investors’ then existing debt, were funded with the proceeds of new senior secured credit facilities entered into, and securities issued, on May 6, 2011, which we define in Note 3 below as the “Refinancing.” Please refer to Notes 3 and 6 for further discussion of the Equity Redemption and the Refinancing.

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

In May 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 (the “10.25% Notes”) and entered into its new senior secured credit facilities consisting of (i) a $375.0 million term facility and (ii) a $75.0 million revolving facility (the “Senior Secured Credit Facilities”). The new revolving facility will mature on May 6, 2016, and the new term facility will mature on May 8, 2017. Also in May 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (the “15.00%/15.00% Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis. The Senior Secured Credit Facilities, the 10.25% Notes and the 15.00%/15.00% Notes are discussed further in Note 6.

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

As a result of the Equity Redemption, as further discussed in Note 3, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in these notes to the consolidated financial statements, the terms “first three months of 2012” and “three months ended March 31, 2012,” refer to the results of the Successor entities and the terms “first three months of 2011” and “three months ended March 31, 2011,” refer to the results of the Predecessor entities for such periods.

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

We believe the carrying amounts of financial instruments at March 31, 2012, approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of March 31, 2012. We estimate its fair value to be approximately $367.0 million, considering executed trades occurring around March 31, 2012. The carrying value of the term loan under the Senior Secured Credit Facilities, net of discount, was $350.9 million as of March 31, 2012. We estimate its fair value to be approximately $351.7 million, considering executed trades occurring around March 31, 2012. The carrying value of the 15.00%/ 15.00% Notes was $128.9 million as of March 31, 2012. We estimate its fair value to be approximately $107.0 million, considering executed trades occurring around March 31, 2012. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.

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

We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three months ended March 31, 2012, amortization expense related to our merchant processing portfolios and other intangible assets was $16.0 million. For the three months ended March 31, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $9.9 million.

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in the current consolidated statements of operations and comprehensive income (loss) and on a prospective basis until further evidence becomes apparent. As a result of the Equity Redemption, we appraised merchant processing portfolios as of May 23, 2011. There were no material favorable or unfavorable trends identified in the attrition rates used for the three months ended March 31, 2012. Consequently, there were no related adjustments to amortization expense for these periods. Please refer to Note 3 for further discussion.

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

(2) Restatement of Consolidated Financial Statements

In August 2012, as disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012, and November 5, 2012, the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company and management conducted an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned.

The Company’s internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such misconduct occurred in five principal areas: (i) failure to maintain an adequate control environment that set a proper culture within our operations; (ii) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (iii) overstatement of certain vendor invoices, principally in the information technology area; (iv) falsification of certain employee expense reimbursements and other payments; and (v) the posting of manual journal entries without sufficient supporting documentation, adequate review, and approval. The Company believes that the foregoing activities, which generally occurred over a period from the third quarter of 2008 through September 2012, involved a total loss of funds to the Company of approximately $10.4 million through March 31, 2012 ($11.9 million through September 30, 2012). The adjustments related to the financial misconduct and the recording of other prior period adjustments not related to the financial misconduct are set forth in the table below.

	Cumulative embezzlement costs through March 31, 2012	iPayment Holdings, Inc. & iPayment, Inc. (Successor)	Cumulative embezzlement costs through December 31, 2011
(Dollars in thousands)		Three Months Ended March 31, 2012
Embezzlement costs
Residual expense	$4,099	$427	$3,672
Property and equipment	2,149	207	1,942
Other intangible assets	1,970	288	1,682
Residual buyout	1,625	—	1,625
Travel and entertainment	229	—	229
Prepaids and other receivables	208	—	208
Other	123	—	123

Total embezzlement costs	$10,403	922	$9,481

Embezzlement costs previously included in the statements of operations as:
Other costs of services		(647)
Prior period adjustments not related to fraudulent transactions
Reversal of residual buyout amortization adjustment		1,996
Reversal of deferred gain amortization		230
Tax adjustments
Tax effect of the above recorded adjustments		(134)
Prior period tax adjustments not related to fraudulent transactions		1,473

Net decrease		3,840
Net loss, as previously reported (1)		(5,925)

Net loss, as restated (1)		$(9,765)

(1)	For 2012, net loss is for iPayment Holdings, Inc.

Total embezzlement costs incurred by the Company cumulatively through March 31, 2012 were $10.4 million. $0.9 million of such identified losses were incurred during the three months ended March 31, 2012. $0.6 million of the identified losses for three months ended March 31, 2012 were classified as residual and other expenses within other costs of services in the consolidated financial statements during the period in which the misconduct took place. The Company reclassified these costs as embezzlement costs included in total operating expenses. These reclassified embezzlement costs had no effect on the Company’s income from operations and net income (loss) in its previously issued March 31, 2012 quarterly financial statements.

The remaining amount of such identified embezzlement costs totaling $0.3 million for the three months ended March 31, 2012 was capitalized in the financial statements as property and equipment or other intangible assets during the period in which the misconduct took place. Such losses were written off as embezzlement costs in the restated March 31, 2012 quarterly financial statements and do affect the Company’s income from operations and net income (loss) in its restated financial statements.

In addition to the items described above, the Company also included in the restated consolidated financial statements other previously unrecorded adjustments identified during the preparation of the consolidated financial statements at March 31, 2012. These adjustments primarily were:

—

Reversal of an amortization adjustment of $2.0 million recorded in the three months ended March 31, 2012 related to excess residual buy-out amortization expense that was corrected in the 2011 restated consolidated financial statements filed in the Amended 2011 Annual Report; and

—

Reversal of an excess tax amortization adjustment of $1.4 million recorded in the three months ended March 31, 2012 related to tax basis goodwill that was corrected in the 2011 restated consolidated financial statements filed in the Amended 2011 Annual Report.

The impact of all items discussed above on the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), and consolidated statements of cash flows is shown in the accompanying tables.

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of March 31, 2012 (Unaudited)

	iPayment, Inc.			iPayment Holdings, Inc.
	March 31, 2012			March 31, 2012
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$201	$—	$201	$201	$—	$201
Accounts receivable, net of allowance for doubtful accounts of $1,547 ($940 as previously reported)	32,955	(196)	32,759	32,955	(196)	32,759
Prepaid expenses and other current assets	2,296	(64)	2,232	2,296	(64)	2,232
Deferred tax assets	3,306	(318)	2,988	3,306	(318)	2,988

Total current assets	38,758	(578)	38,180	38,758	(578)	38,180

Restricted cash	537	—	537	537	—	537
Property and equipment, net	7,224	(1,236)	5,988	7,224	(1,236)	5,988
Merchant portfolios and other intangible assets, net of accumulated amortization of $57,679 ($57,288 as previously reported)	246,846	(2,164)	244,682	246,846	(2,164)	244,682
Goodwill	669,483	79	669,562	670,283	79	670,362
Other assets, net	23,019	63	23,082	26,142	63	26,205

Total assets	$985,867	$(3,836)	$982,031	$989,790	$(3,836)	$985,954

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,412	$—	$3,412	$3,412	$—	$3,412
Income taxes payable	3,688	(777)	2,911	2,243	975	3,218
Accrued interest	16,934	—	16,934	24,242	—	24,242
Accrued liabilities and other	22,602	(1,066)	21,536	22,690	(1,066)	21,624

Total current liabilities	46,636	(1,843)	44,793	52,587	(91)	52,496

Deferred tax liabilities	28,604	(1,338)	27,266	28,396	(1,338)	27,058
Long-term debt	755,852	—	755,852	884,747	—	884,747
Other liabilities	1,477	(106)	1,371	1,478	(106)	1,372

Total liabilities	832,569	(3,287)	829,282	967,208	(1,535)	965,673

Commitments and contingencies (Note 9)

Equity

Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding	165,764	—	165,764	—	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding	—	—	—	45,268	—	45,268
Accumulated deficit	(12,466)	(549)	(13,015)	(22,686)	(2,301)	(24,987)

Total stockholder’s equity	153,298	(549)	152,749	22,582	(2,301)	20,281

Total liabilities and stockholder’s equity	$985,867	$(3,836)	$982,031	$989,790	$(3,836)	$985,954

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of December 31, 2011

	iPayment, Inc.			iPayment Holdings, Inc.
	December 31, 2011			December 31, 2011
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1	$1	$—	$1

Accounts receivable, net of allowance for doubtful accounts of $1,580 ($973 as previously reported)	33,961	(196)	33,765	33,961	(196)	33,765

Prepaid expenses and other current assets	2,221	(117)	2,104	2,221	(117)	2,104
Deferred tax assets	3,306	(318)	2,988	3,306	(318)	2,988

Total current assets	39,489	(631)	38,858	39,489	(631)	38,858

Restricted cash	542	—	542	542	—	542
Property and equipment, net	6,636	(1,106)	5,530	6,636	(1,106)	5,530

Merchant portfolios and other intangible assets, net of accumulated amortization of $41,725 ($43,220 as previously reported)	259,980	(23)	259,957	259,980	(23)	259,957
Goodwill	669,483	79	669,562	670,283	79	670,362
Other assets, net	23,798	64	23,862	26,987	64	27,051

Total assets	$999,928	$(1,617)	$998,311	$1,003,917	$(1,617)	$1,002,300

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,826	$(53)	$5,773	$5,826	$(53)	$5,773
Income taxes payable	6,445	205	6,650	3,615	205	3,820
Accrued interest	6,750	—	6,750	9,186	—	9,186
Accrued liabilities and other	23,195	(1,296)	21,899	23,231	(1,296)	21,935

Total current liabilities	42,216	(1,144)	41,072	41,858	(1,144)	40,714

Deferred tax liabilities	29,178	(1,911)	27,267	28,970	(1,911)	27,059
Long-term debt	774,284	—	774,284	903,141	—	903,141
Other liabilities	1,440	(101)	1,339	1,440	(101)	1,339

Total liabilities	847,118	(3,156)	843,962	975,409	(3,156)	972,253

Commitments and contingencies

Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding	165,764	—	165,764	—	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding	—	—	—	45,268	—	45,268
Accumulated deficit	(12,954)	1,539	(11,415)	(16,760)	1,539	(15,221)

Total stockholder’s equity	152,810	1,539	154,349	28,508	1,539	30,047

Total liabilities and stockholder’s equity	$999,928	$(1,617)	$998,311	$1,003,917	$(1,617)	$1,002,300

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment, Inc. and iPayment Holdings, Inc.) – Three Months Ended March 31, 2012 (Unaudited)

	iPayment, Inc.			iPayment Holdings, Inc.
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2012
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$165,362	$(230)	$165,132	$165,362	$(230)	$165,132

Operating expenses:
Interchange	81,858	—	81,858	81,858	—	81,858
Other costs of services	63,664	1,349	65,013	63,697	1,349	65,046
Selling, general and administrative	4,232	—	4,232	4,250	—	4,250
Embezzlement costs	—	922	922	—	922	922

Total operating expenses	149,754	2,271	152,025	149,805	2,271	152,076

Income from operations	15,608	(2,501)	13,107	15,557	(2,501)	13,056

Other expense:
Interest expense, net	16,386	—	16,386	21,362	—	21,362
Other income, net	(581)	—	(581)	(581)	—	(581)

Loss before income taxes	(197)	(2,501)	(2,698)	(5,224)	(2,501)	(7,725)

Income tax provision (benefit)	(684)	(413)	(1,097)	701	1,339	2,040

Total comprehensive income (loss)	$487	$(2,088)	$(1,601)	$(5,925)	$(3,840)	$(9,765)

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment, Inc. and iPayment Holdings, Inc.) – Three Months Ended March 31, 2011 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	Three Months Ended March 31, 2011
(Dollars in thousands)	As Previously Reported	Adjustments	Restated
Revenues	$169,613	$—	$169,613

Operating expenses:
Interchange	90,728	—	90,728
Other costs of services	54,741	(577)	54,164
Selling, general and administrative	4,290	—	4,290
Embezzlement costs	—	375	375

Total operating expenses	149,759	(202)	149,557

Income from operations	19,854	202	20,056

Other expense:
Interest expense, net	7,901	—	7,901
Other income, net	(30)	—	(30)

Income before income taxes	11,983	202	12,185

Income tax provision	4,421	—	4,421

Total comprehensive income	$7,562	$202	$7,764

Consolidated Statement of Cash Flows (iPayment, Inc. and iPayment Holdings, Inc.) – Three Months Ended March 31, 2012 (Unaudited)

	iPayment, Inc.			iPayment Holdings, Inc.
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2012
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net income (loss)	$487	$(2,088)	$(1,601)	$(5,925)	$(3,840)	$(9,765)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,801	1,776	16,577	14,801	1,776	16,577
Noncash interest expense and other	754	—	754	3,294	—	3,294
Loss on disposal of property and equipment	364	—	364	364	—	364
Changes in assets and liabilities
Accounts receivable	1,006	—	1,006	1,006	—	1,006
Prepaid expenses and other current assets	(75)	(53)	(128)	(75)	(53)	(128)
Other assets	(1,447)	862	(585)	(1,447)	862	(585)
Accounts payable and income taxes payable	(5,170)	(930)	(6,100)	(3,785)	822	(2,963)
Accrued interest	10,184	—	10,184	12,620	—	12,620
Accrued liabilities and other	(556)	225	(331)	(505)	225	(280)

Net cash provided by operating activities	20,348	(208)	20,140	20,348	(208)	20,140

Cash flows from investing activities
Change in restricted cash	5	—	5	5	—	5
Expenditures for property and equipment	(1,653)	208	(1,445)	(1,653)	208	(1,445)

Net cash used in investing activities	(1,648)	208	(1,440)	(1,648)	208	(1,440)

Cash flows from financing activities
Net repayments on revolving facility	(10,500)	—	(10,500)	(10,500)	—	(10,500)
Repayments of debt	(8,000)	—	(8,000)	(8,000)	—	(8,000)

Net cash used in financing activities	(18,500)	—	(18,500)	(18,500)	—	(18,500)

Net increase in cash and cash equivalents	200	—	200	200	—	200
Cash and cash equivalents, beginning of period	1	—	1	1	—	1

Cash and cash equivalents, end of period	$201	$—	$201	$201	$—	$201

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,647	$—	$2,647	$2,647	$—	$2,647
Cash paid during the period for interest	$5,448	$—	$5,448	$5,448	$—	$5,448

Consolidated Statement of Cash Flows (iPayment, Inc. and iPayment Holdings, Inc.) – Three Months Ended March 31, 2011 (Unaudited)

	iPayment, Inc. and iPayment Holdings, Inc.
	Three Months Ended March 31, 2011
(Dollars in thousands)	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net income	$7,562	$202	$7,764
Adjustments to reconcile net income to net cash provided by operating activities	—	—	—
Depreciation and amortization	10,523	(146)	10,377
Stock-based compensation	—	—	—
Noncash interest expense and other	646	—	646
Changes in assets and liabilities
Accounts receivable	(876)	—	(876)
Prepaid expenses and other current assets	(263)	(35)	(298)
Other assets	(162)	—	(162)
Accounts payable and income taxes payable	(8,285)	34	(8,251)
Accrued interest	4,621	—	4,621
Accrued liabilities and other	(964)	(55)	(1,019)

Net cash provided by operating activities	12,802	—	12,802

Cash flows from investing activities
Change in restricted cash	(2)	—	(2)
Expenditures for property and equipment	(739)	—	(739)
Payments for prepaid residual expenses	(488)	—	(488)

Net cash used in investing activities	(1,229)	—	(1,229)

Cash flows from financing activities
Net repayments on revolving facility	(5,750)	—	(5,750)
Repayments of debt	(5,823)	—	(5,823)

Net cash used in financing activities	(11,573)	—	(11,573)

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	1	—	1

Cash and cash equivalents, end of period	$1	$—	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,924	$—	$11,924
Cash paid during the period for interest	$2,635	$—	$2,635

(3) Equity Redemption, Refinancing and Change in Control

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

(4) Acquisitions

There were no acquisitions of businesses during the first three months of 2012 that were significant enough to require pro forma disclosure.

(5) Other Intangibles

Payments for Prepaid Residual Expenses

There were no payments for prepaid residual expenses during the three months ended March 31, 2012. During the three months ended March 31, 2011, we made payments totaling $0.5 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.

(6) Long-Term Debt

Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	As of March 31, 2012	As of December 31, 2011	As of March 31, 2012	As of December 31, 2011
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$352,500	$360,500	$352,500	$360,500
Revolving facility	5,000	15,500	5,000	15,500
Discount on Senior Secured Credit Facilities	(1,648)	(1,716)	(1,648)	(1,716)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	129,922	129,922
Discount on 15.00%/15.00% Notes, net of amortization of $139 and $101 at March 31, 2012 and December 31, 2011, respectively	—	—	(1,027)	(1,065)

	755,852	774,284	884,747	903,141
Less: Current portion of long-term debt	—	—	—	—

Total long-term debt	$755,852	$774,284	$884,747	$903,141

The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of March 31, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.75 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of March 31, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.19 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

During the first three months of 2012, we made net repayments of $8.0 million on the term loan under the Senior Secured Credit Facilities and $10.5 million of net repayments on the revolving facility.

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

The descriptions set forth in this Note 6 are intended to be summaries only, are not complete and are qualified in their entirety by reference to the full and complete terms contained in the 10.25% Notes Indenture (including the form of the notes attached thereto), the 15.00%/15.00% Notes Indenture (including the form of the notes attached thereto), the Credit Agreement and the Warrant Agreement. Copies of the 10.25% Notes Indenture and the Credit Agreement are included as Exhibits 4.1 and 10.1, respectively, to iPayment’s Current Report on Form 8-K filed with the SEC on May 12, 2011, and copies of the 15.00%/15.00% Notes Indenture and the Warrant Agreement are included as Exhibits 4.3 and 10.29, respectively, to the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, which, in each case, are incorporated herein by reference.

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

(7) Segment Information and Geographical Information

We consider our business activities to be in a single reporting segment, as we derive approximately 88% of our revenue and results of operations from processing revenues and other fees from electronic forms of payment. Substantially all revenues are generated in the United States.

(8) Income Taxes

We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.

As of March 31, 2012, we have net income taxes payable of $2.9 million and $3.2 million, for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively.

We have an income tax benefit of $1.1 million and income tax expense of $2.0 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, during the first three months of 2012, in each case, compared to income tax expense of $4.4 million for the comparative period in 2011. Our full year forecasted effective tax rates are 44.9% for iPayment and its consolidated subsidiaries and (24.8%) for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 44.9% is attributable to disallowed expenses. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, a portion of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

During the first three months of 2012 and 2011, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of March 31, 2012, our liabilities for unrecognized tax benefits totaled $1.4 million and are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheets at March 31, 2012 was approximately $0.3 million.

We file federal income tax returns and various state income tax returns. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to 2007.

At March 31, 2012, Holdings had federal and state net operating loss carryforwards of approximately $3.5 million and $67.2 million, respectively. Holdings’ federal net operating loss carryforward begins to expire in 2021 and is subject to annual limitations under Section 382 of the Internal Revenue Code. Holdings’ various state net operating loss carryforwards begin to expire between 2016 through 2027 several of which are also subject to annual limitations.

(9) Commitments and Contingencies

Legal Proceedings

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

(10) Recent Accounting Pronouncements

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

(11) Related Party Transactions

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

(12) Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in the Explanatory Note and in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the unaudited financial statements in Item 1 of this report, we are amending and restating our unaudited financial statements and related disclosures for all periods presented in this Amended Filing. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in the Original Filing.

The following discussion should be read in conjunction with our financial statements and the notes thereto. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business and results of operations, refer to the section in our Amended 2011 Annual Report entitled “Risk Factors.”

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

Our strategy is to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume increased 2.8% to $5,538 million for the three months ended March 31, 2012 from $5,385 million for the three months ended March 31, 2011. This increase in charge volume was due primarily to a higher number of transactions per merchant in the first three months of 2012 compared to 2011. However, our revenues decreased $4.5 million or 2.6% to $165.1 million in the first three months of 2012 from $169.6 million in the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment to the Dodd-Frank Act (the “Durbin Amendment”) that became effective on October 1, 2011. Our net revenue increased 7.9% to $72.4 million for the three months ended March 31, 2012, from $67.1 million during the same period in 2011. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Income from operations decreased 34.6% to $13.1 million for the three months ended March 31, 2012, from $20.1 million during the same period in 2011. The decline in income from operations was primarily due to increases in depreciation and amortization as a result of the Equity Redemption and resulting change of control. Loss before income taxes was $2.7 million for iPayment and its consolidated subsidiaries and $7.7 million for Holdings and its consolidated subsidiaries during the three months ended March 31, 2012, in each case, compared to $12.2 million of income before income taxes in the same period in 2011.

In May 2011, we consummated refinancing transactions, which we collectively refer to as the “Refinancing,” and a redemption, which we refer to as the “Equity Redemption,” of all of the direct and indirect equity interests in us and our affiliates held by Gregory Daily, iPayment’s former Chairman and Chief Executive Officer, and certain persons and entities affiliated with or controlled by him. Please refer to Notes 1, 3 and 6 of the accompanying consolidated financial statements for a description of the Equity Redemption and the Refinancing, which is incorporated herein by reference.

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

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be reported in our current consolidated statements of operations and comprehensive income (loss) and on a prospective basis until further evidence becomes apparent.

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

Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At March 31, 2012, and December 31, 2011, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.2 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at March 31, 2012, and December 31, 2011.

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

Results of Operations

As a result of the Equity Redemption, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in this Quarterly Report, the terms “first three months of 2012” and “three months ended March 31, 2012,” refer to the results of the Successor entities and the terms “first three months of 2011” and “three months ended March 31, 2011,” refer to the results of the Predecessor entities for such periods.

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

	Three months ended March 31,				Change
(Dollars in thousands, except percentages)	2012 (Restated)	% of Total Revenue	2011 (Restated)	% of Total Revenue	Amount	%
Revenues	$165,132	100.0%	$169,613	100.0%	$(4,481)	(2.6)%
Operating expenses
Interchange	81,858	49.6	90,728	53.5	(8,870)	(9.8)
Other costs of services (1)	65,013	39.4	54,164	31.9	10,849	20.0
Selling, general and administrative (2)	4,232	2.6	4,290	2.5	(58)	(1.4)
Embezzlement costs	922	0.6	375	0.2	547	145.9

Total operating expenses (3)	152,025	92.2	149,557	88.1	2,468	1.7

Income from operations	13,107	7.8	20,056	11.9	(6,949)	(34.6)
Other expense
Interest expense, net (4)	16,386	9.9	7,901	4.7	8,485	107.4
Other (income), net	(581)	(0.4)	(30)	—	(551)	1,836.7

Total other expense (5)	15,805	9.5	7,871	4.7	7,934	100.8

Income (loss) before income taxes (6)	(2,698)	(1.7)	12,185	7.2	(14,883)	(122.1)
Income tax provision (benefit) (7)	(1,097)	(0.7)	4,421	2.6	(5,518)	(124.8)

Net income (loss) (8)	$(1,601)	(1.0)%	$7,764	4.6%	$(9,365)	(120.6)%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012, is $65.0 million.
(2)	Selling, general and administrative expenses of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012, is $4.3 million.
(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012, is $152.1 million.
(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012, is $21.4 million.
(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012, is $20.8 million.
(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012, is $7.7 million
(7)	Income tax expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012, is $2.0 million.
(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended March 31, 2012, is $9.8 million.

Revenues. Revenues decreased 2.6% to $165.1 million in the first three months of 2012 from $169.6 million during the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment to the Dodd-Frank Act which regulates interchange levels for certain debt transactions. Merchant processing volume, which represents the total value of transactions processed by us, increased by 2.8%, to $5,538 million during the first three months of 2012 from $5,385 million during the same period in 2011.

Interchange Expenses. Interchange expenses decreased 9.8% to $81.9 million in the first three months of 2012 from $90.7 million during the same period in 2011. Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of merchant processing volume, driven in large part by changes in debit card interchange rates that card issuing banks may charge as a result of the Durbin Amendment

Other Costs of Services. Other costs of services increased 20.0% to $65.0 million for iPayment and its consolidated subsidiaries in the first three months of 2012 from $54.2 million during the same period in 2011. Other costs of services increased 19.9% to $65.0 million for Holdings and its consolidated subsidiaries in the first three months of 2012 from $54.2 million during the same period in 2011. The increase in other costs of services was primarily due to higher sales expenses and amortization expenses as a result of the application of ASC 805 in May 2011.

Selling, General and Administrative. Selling, general and administrative expenses decreased 1.4% to $4.2 million for iPayment and its consolidated subsidiaries in the first three months of 2012 as compared to $4.3 million during the same period in 2011. Selling, general and administrative expenses decreased 0.9% to $4.3 million for Holdings and its consolidated subsidiaries in the first three months of 2012.

Other Expense. Total other expense increased $7.9 million for iPayment and its consolidated subsidiaries and $12.9 million for Holdings and its consolidated subsidiaries in the first three months of 2012, in each case, from $7.9 million during the same period in 2011. Interest expense, the primary component of total other expense, increased $8.5 million for iPayment and its consolidated subsidiaries and $13.5 million for Holdings and its consolidated subsidiaries in the first three months of 2012 from $7.9 million in each case during the same period in 2011, largely due to a higher average debt balance as a result of the Refinancing (see Note 3 to the consolidated financial statements) as well as a higher weighted average interest rate.

Income Tax. We have an income tax benefit of $1.1 million and income tax expense of $2.0 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, during the first three months of 2012, in each case, compared to income tax expense of $4.4 million for the comparative period in 2011. Our full year forecasted effective tax rates are 44.9% for iPayment and its consolidated subsidiaries and (24.8%) for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 44.9% is attributable to disallowed expenses. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, a portion of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

Liquidity and Capital Resources

As of March 31, 2012, and December 31, 2011, we had cash and cash equivalents of approximately $0.2 million and less than $0.1 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of March 31, 2012, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $6.6 million compared to a net deficit of $2.2 million as of December 31, 2011. The net deficit increase resulted primarily from a reduction in accounts receivable of $1.0 million and an increase in accrued interest of $10.2 million, offset by an increase in cash and cash equivalents of $0.2 million, a reduction in accrued liabilities and other of $0.4 million, and reductions in accounts payable and income taxes payable of $2.4 million and $3.7 million, respectively.

As of March 31, 2012, Holdings and its consolidated subsidiaries had a net working capital deficit of $14.3 million compared to a net working capital deficit of $1.9 million as of December 31, 2011. The working capital deficit increase resulted primarily from a reduction in accounts receivable of $1.0 million and an increase in accrued interest of $15.1 million, offset by an increase in cash and cash equivalents of $0.2 million, a reduction in accrued liabilities and other of $0.3 million, and reductions in accounts payable and income taxes payable of $2.4 million and $0.6 million, respectively.

We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.

We have significant outstanding long-term debt as of March 31, 2012. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 6 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of March 31, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.75 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of March 31, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.19 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

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

Operating activities

Net cash provided by operating activities was $20.1 million during the first three months of 2012. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $1.6 million adjusted by depreciation and amortization of $16.6 million, non-cash interest expense and other of $0.8 million, loss on disposal of property and equipment of $0.4 million, and a net favorable change in operating assets and liabilities of $4.0 million primarily due to an increase in accrued interest offset by decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2012. For Holdings and its consolidated subsidiaries, net cash provided by operating activities consisted of a net loss of $9.8 million adjusted by depreciation and amortization of $16.6 million, non-cash interest expense and other of $3.3 million, loss on disposal of property and equipment of $0.4 million, and a net favorable change in operating assets and liabilities of $9.7 million primarily due to an increase in accrued interest offset by decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2012.

Net cash provided by operating activities was $12.8 million during the first three months of 2011, consisting of net income of $7.8 million adjusted by depreciation and amortization of $10.4 million, non-cash interest expense of $0.6 million, and a net increase in working capital of $6.0 million, primarily caused by decreases in accounts payable and income taxes payable due to federal and state tax payments made in the first three months of 2011, partially offset by an increase in accrued interest.

Investing activities

Net cash used in investing activities was $1.4 million during the first three months of 2012. Net cash used in investing activities consisted primarily of $1.4 million of property and equipment expenditures.

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

See Notes 3 and 6 to the consolidated financial statements for further detail regarding the Company’s long-term debt and the Refinancing.

Contractual Obligations

The following table of our material contractual obligations as of March 31, 2012, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	$357,500	$—	$—	$357,500	$—
10.25% Notes	400,000	—	—	—	400,000
Interest, net of discount and amortization(1)	357,538	62,213	124,425	123,829	47,071
Operating lease obligations	14,057	1,719	3,318	3,313	5,707
Purchase obligations and other(2)	2,873	734	1,231	908	—

Total contractual obligations	$1,131,968	$64,666	$128,974	$485,550	$452,778
Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	$168,112	$—	$—	$—	$168,112
Interest(1)(3)	126,449	9,927	22,187	43,901	50,434

Total contractual obligations	$294,561	$9,927	$22,187	$43,901	$218,546

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of March 31, 2012, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 6 to the consolidated financial statements.
(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors and other service-related obligations.
(3)	Assumes that (i) for all interest periods through and including May 15, 2015, Holdings will pay interest on 50% of the outstanding principal amount of its 15.00%/15.00% Notes in cash and 50% in kind and (ii) after May 15, 2015, Holdings will make all interest payments on the 15.00%/15.00% Notes entirely in cash.

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

Item 4. Controls and Procedures.

Restatement of Financial Statements

In August 2012, as disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012, the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company and management conducted an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned. Based on the results of the Company’s internal investigation and the financial impact thereof on prior financial periods, the Board of Directors and management concluded that the Affected Financial Statements should no longer be relied upon. The material weaknesses described below led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009, 2010 and 2011 (including all interim periods within such years) and for the first two quarters of 2012 and the failure of the Company to file on a timely basis its Quarterly Report on Form 10-Q for the interim period ended September 30, 2012.

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

Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its disclosure controls and procedures. The Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2009, 2010 and 2011 or as of March 31, 2012, due to the material weaknesses in our internal controls over financial reporting described below.

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

Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, 2010 and 2011 and as of March 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. The Board of Directors and management concluded that our internal control over financial reporting was not effective as of December 31, 2009, 2010 and 2011 or as of March 31, 2012 due to the five material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

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

Expense Reimbursements: To remediate the material weakness described above under “Expense Reimbursements” , the Company has implemented certain interim revised policies and procedures for travel and entertainment expenditures and the associated approvals of those expenditures. Under the revised policies and procedures, fixed assets can no longer be purchased through expense reports. The Company is also working to strengthen controls in this area, including instituting a corporate credit card program with strict spending limits as well as enforcement of a centralized purchasing system.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified in respect of our entity level controls, sales agent verification and residual process, accounts payable process, expense reimbursement process, and manual journal entry process as discussed above, there have not been any changes in our internal control over financial reporting for the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the filing date of this Quarterly Report, there have been no material developments in the legal proceedings described in Item  3 of our Amended 2011 Annual Report.

Item 1A. Risk Factors.

Certain risks associated with our business, our indebtedness, and acquisitions we have made or may make are discussed in our Amended 2011 Annual Report under the heading “Risk Factors” in Item 1A of that report. We do not believe there have been any material changes in these risks.

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

iPayment Holdings, Inc.

Date: January 31, 2013	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: January 31, 2013	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.

Date: January 31, 2013	By:	/s/ Carl A. Grimstad
Carl A. Grimstad Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: January 31, 2013	By:	/s/ Mark C. Monaco
Mark C. Monaco Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated herein by reference
Number	Description	Form	Date

3.1	Restated Certificate of Incorporation of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.2	Bylaws of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.3	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

3.4	Bylaws of Merger Co., as adopted by iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.