Form 10-Q/A
period 2012-06-30
iPayment, Inc.; iPayment Holdings, Inc
filed 2013-01-31
CIK 1140184, 1364652

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

Explanatory Note

iPayment, Inc. (the “Company”) and iPayment Holdings, Inc. (“Holdings”) are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2012 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the quarters ended June 30, 2011, and 2012, and amend certain other Items in the Original Filing as listed in “Items Amended in this Filing” below, as a result of the restatement of our financial statements. The details of the restatement are discussed below and in Note 2 to the accompanying restated consolidated financial statements.

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

(Dollars in thousands)	Cumulative embezzlement costs through June 30, 2012	iPayment Holdings, Inc. & iPayment, Inc. (Successor)		Cumulative embezzlement costs through December 31, 2011
		Three Months Ended June 30, 2012	Three Months Ended March 31, 2012
Embezzlement costs
Residual expense	$4,558	$459	$427	$3,672
Property and equipment	2,204	55	207	1,942
Other intangible assets	2,658	688	288	1,682
Residual buyout	1,625	—	—	1,625
Travel and entertainment	229	—	—	229
Prepaids and other receivables	208	—	—	208
Other	123	—	—	123

Total embezzlement costs	$11,605	1,202	922	$9,481

Embezzlement costs previously included in the statements of operations as:
Other costs of services		(724)	(647)
Prior period adjustments not related to fraudulent transactions
Reversal of residual buyout amortization adjustment		—	1,996
Deferred gain amortization		(230)	230
Tax adjustments
Tax effect of the above recorded adjustments		(690)	(134)
Prior period tax adjustments not related to fraudulent transactions			1,473

Net (increase) decrease		(442)	3,840
Net loss, as previously reported (1)		(4,033)	(5,925)

Net loss, as restated (1)		$(3,591)	$(9,765)

(1)	For 2012, net loss is for iPayment Holdings, Inc.

Total embezzlement costs incurred by the Company cumulatively through June 30, 2012 were $11.6 million. $2.1 million of such identified losses were incurred during the six months ended June 30, 2012. $1.4 million of the identified losses for the six months ended June 30, 2012 were classified as residual and other expenses within other costs of services in the consolidated financial statements during the period in which the misconduct took place. The Company reclassified these costs as embezzlement costs included in total operating expenses. These reclassified embezzlement costs had no effect on the Company’s income from operations and net income (loss) in its previously issued June 30, 2012 quarterly financial statements. The remaining amount of such identified embezzlement costs totaling $0.7 million for the six months ended June 30, 2012 was capitalized in the financial statements as property and equipment or other intangible assets during the period in which the misconduct took place. Such losses were written off as embezzlement costs in the restated June 30, 2012 quarterly financial statements and do affect the Company’s income from operations and net income (loss) in its restated financial statements.

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

Although this Amended Filing amends and restates the Original Filing in its entirety, it amends only the items of the Original Filing identified above to reflect the restatement. Except for the foregoing amended information or where otherwise noted, this Form 10-Q/A does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. Rather, except as described above, information is unchanged and reflects the disclosures made at the time of the Original Filing on August 13, 2012. Events occurring after the date of the Original Filing (other than items changed as a result of the restatement as well as certain disclosures made to reflect subsequent events, all contained in our consolidated financial statements which occurred after June 30, 2012 through the date of filing), have been or will be addressed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, and/or in other reports filed with the SEC subsequent to the date of the Original Filing.

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

Restatement of Other Financial Statements

In addition to this Amended Filing, we have filed or will file an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “March 10-Q/A”) and to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K/A”). The March 10-Q/A and 2011 10-K/A are being filed to restate our audited and unaudited financial statements and related financial information for the periods contained in those reports and to amend certain other Items within the previously-issued filings.

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

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets of iPayment, Inc. and iPayment Holdings, Inc. as of June 30, 2012, (unaudited) and December 31, 2011 (audited) – Restated	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) of iPayment, Inc. for the three months ended June 30, 2012 (successor)—Restated, for the period from April 1, 2011 through May 23, 2011 (predecessor)—Restated, and for the period from May 24, 2011, through June 30, 2011 (successor)—Restated; for the six months ended June 30, 2012 (successor)—Restated, for the period from January 1, 2011, through May 23, 2011 (predecessor)—Restated, and for the period from May 24, 2011, through June 30, 2011 (successor) — Restated	3

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) of iPayment Holdings, Inc. for the three months ended June 30, 2012 (successor)—Restated, for the period from April 1, 2011, through May 23, 2011 (predecessor)—Restated, and for the period from May 24, 2011, through June 30, 2011 (successor)—Restated; for the six months ended June 30, 2012 (successor)—Restated, for the period from January 1, 2011, through May 23, 2011 (predecessor)—Restated, and for the period from May 24, 2011, through June 30, 2011 (successor) – Restated	4

	Unaudited Consolidated Statements of Cash Flows of iPayment, Inc. for the six months ended June 30, 2012 (successor)—Restated, for the period from January 1, 2011, through May 23, 2011 (predecessor)—Restated, and for the period from May 24, 2011, through June 30, 2011 (successor)—Restated	5

	Unaudited Consolidated Statements of Cash Flows of iPayment Holdings, Inc. for the six months ended June 30, 2012 (successor)—Restated, for the period from January 1, 2011, through May 23, 2011 (predecessor)—Restated, and for the period from May 24, 2011, through June 30, 2011 (successor)—Restated	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

SIGNATURES		46

EXHIBIT INDEX		47

Introductory Note

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands, except share data)	June 30, 2012 (Restated)	December 31, 2011 (Restated)	June 30, 2012 (Restated)	December 31, 2011 (Restated)
	Successor	Successor	Successor	Successor
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1	$501	$1
Accounts receivable, net of allowance for doubtful accounts of $1,554 and $1,580 at June 30, 2012 and December 31, 2011, respectively	30,852	33,765	30,852	33,765
Prepaid expenses and other current assets	2,704	2,104	2,704	2,104
Deferred tax assets	2,988	2,988	2,988	2,988

Total current assets	36,545	38,858	37,045	38,858
Restricted cash	532	542	532	542
Property and equipment, net	7,580	5,530	7,580	5,530
Merchant portfolio and other intangible assets, net of accumulated amortization of $72,852 and $41,725 at June 30, 2012 and December 31, 2011, respectively	240,077	259,957	240,077	259,957
Goodwill	678,705	669,562	679,505	670,362
Other assets, net	22,375	23,862	25,430	27,051

Total assets	$985,814	$998,311	$990,169	$1,002,300

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,581	$5,773	$4,581	$5,773
Income taxes payable, net	2,746	6,650	1,187	3,820
Accrued interest	6,654	6,750	9,181	9,186
Accrued liabilities and other	23,345	21,899	23,891	21,935

Total current liabilities	37,326	41,072	38,840	40,714
Deferred tax liabilities, net	27,217	27,267	27,009	27,059
Long-term debt	772,421	774,284	906,227	903,141
Other liabilities	1,403	1,339	1,403	1,339

Total liabilities	838,367	843,962	973,479	972,253

Commitments and contingencies (Note 9)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2012 and December 31, 2011	165,764	165,764	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—	45,268	45,268
Accumulated deficit	(18,317)	(11,415)	(28,578)	(15,221)

Total stockholder’s equity	147,447	154,349	16,690	30,047

Total liabilities and stockholder’s equity	$985,814	$998,311	$990,169	$1,002,300

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three	Period From		Six	Period From
(Dollars in thousands)	Months Ended June 30, 2012 (Restated)	May 24 through June 30, 2011 (Restated)	April 1 through May 23, 2011 (Restated)	Months Ended June 30, 2012 (Restated)	May 24 through June 30, 2011 (Restated)	January 1 through May 23, 2011 (Restated)
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Revenues	$178,577	$77,431	$107,077	$343,708	$77,431	$276,690
Operating expenses:
Interchange	87,002	42,262	57,051	168,860	42,262	147,779
Other costs of services	69,212	25,578	32,966	134,225	25,578	87,130
Selling, general and administrative	4,931	1,718	2,446	9,163	1,718	6,736
Embezzlement costs	1,202	438	778	2,124	438	1,153

Total operating expenses	162,347	69,996	93,241	314,372	69,996	242,798

Income from operations	16,230	7,435	13,836	29,336	7,435	33,892
Other expense:
Interest expense, net	16,454	7,237	7,677	32,839	7,237	15,578
Other expense (income), net	230	(4)	18,834	(351)	(4)	18,804

Income (loss) before income taxes	(454)	202	(12,675)	(3,152)	202	(490)
Income tax provision (benefit)	(137)	(64)	(4,010)	(1,234)	(64)	411

Total comprehensive income (loss)	$(317)	$266	$(8,665)	$(1,918)	$266	$(901)

See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three	Period From		Six	Period From
(Dollars in thousands)	Months Ended June 30, 2012 (Restated)	May 24 through June 30, 2011 (Restated)	April 1 through May 23, 2011 (Restated)	Months Ended June 30, 2012 (Restated)	May 24 through June 30, 2011 (Restated)	January 1 through May 23, 2011 (Restated)
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Revenues	$178,577	$77,431	$107,077	$343,708	$77,431	$276,690
Operating expenses:
Interchange	87,002	42,262	57,051	168,860	42,262	147,779
Other costs of services	69,255	25,578	32,966	134,300	25,578	87,130
Selling, general and administrative	4,958	1,718	2,446	9,208	1,718	6,736
Embezzlement costs	1,202	438	778	2,124	438	1,153

Total operating expenses	162,417	69,996	93,241	314,492	69,996	242,798

Income from operations	16,160	7,435	13,836	29,216	7,435	33,892
Other expense:
Interest expense, net	21,524	9,208	8,553	42,886	9,208	16,455
Other expense (income), net	230	(4)	18,834	(351)	(4)	18,804

Loss before income taxes	(5,594)	(1,769)	(13,551)	(13,319)	(1,769)	(1,367)
Income tax provision (benefit)	(2,003)	(444)	(4,219)	38	(444)	202

Total comprehensive loss	$(3,591)	$(1,325)	$(9,332)	$(13,357)	$(1,325)	$(1,569)

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Period From
	Six Months	May 24	January 1
	Ended	through	through
	June 30,	June 30	May 23
(Dollars in thousands)	2012 (Restated)	2011 (Restated)	2011 (Restated)
	Successor	Successor	Predecessor
Cash flows from operating activities
Net income (loss)	$(1,918)	$266	$(901)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	32,482	5,589	16,208
Noncash interest expense and other	1,523	288	7,529
Loss on disposal of property and equipment	685	13	262
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	2,913	478	48
Prepaid expenses and other current assets	(601)	(13)	(515)
Other assets	(1,311)	(530)	92
Accounts payable and income taxes payable	(5,096)	(420)	(10,627)
Accrued interest	(96)	2,102	2,959
Accrued liabilities and other	1,511	(8,336)	6,657

Net cash provided by (used in) operating activities	30,092	(563)	21,712

Cash flows from investing activities
Change in restricted cash	10	1	—
Expenditures for property and equipment	(3,931)	(366)	(1,085)
Acquisitions of businesses and portfolios	(19,025)	(3,600)	—
Payments for prepaid residual expenses	(162)	(371)	(539)

Net cash used in investing activities	(23,108)	(4,336)	(1,624)

Cash flows from financing activities
Net borrowing (repayments) on line of credit	6,000	(7,500)	(15,500)
Repayments of debt	(8,000)	(3,500)	(615,138)
Net dividends paid to parent company	(4,984)	—	(135,539)
Proceeds from issuance of long-term debt, net of discount	—	—	785,125
Debt issuance costs	—	—	(22,054)

Net cash used in financing activities	(6,984)	(11,000)	(3,106)

Net increase (decrease) in cash and cash equivalents	—	(15,899)	16,982
Cash and cash equivalents, beginning of period	1	16,983	1

Cash and cash equivalents, end of period	$1	$1,084	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,677	$70	$11,518
Cash paid during the period for interest	$31,413	$4,847	$11,596
Non-cash increases in assets from redemption:
Intangible assets	$—	$106,120	$—
Goodwill	$—	$167,710	$—
Non-cash increases in assets from acquisitions:
Intangible assets	$4,625	$—	$—
Goodwill	$9,143	$—	$—

See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Period From
	Six Months	May 24	January 1
	Ended	through	through
	June 30,	June 30	May 23
(Dollars in thousands)	2012 (Restated)	2011 (Restated)	2011 (Restated)
	Successor	Successor	Predecessor
Cash flows from operating activities
Net loss	$(13,357)	$(1,325)	$(1,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	32,482	5,589	16,208
Noncash interest expense and other	6,652	312	7,539
Loss on disposal of property and equipment	685	13	262
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	2,913	478	48
Prepaid expenses and other current assets	(601)	(13)	(515)
Other assets	(1,312)	(530)	92
Accounts payable and income taxes payable	(3,824)	(799)	(10,836)
Accrued interest	(51)	4,049	3,827
Accrued liabilities and other	2,021	(8,337)	6,790

Net cash provided by (used in) operating activities	25,608	(563)	21,846

Cash flows from investing activities
Change in restricted cash	10	1	—
Expenditures for property and equipment	(3,931)	(366)	(1,085)
Acquisitions of businesses and portfolios	(19,025)	(3,600)	—
Payments for prepaid residual expenses	(162)	(371)	(539)

Net cash used in investing activities	(23,108)	(4,336)	(1,624)

Cash flows from financing activities
Net borrowing (repayments) on line of credit	6,000	(7,500)	(15,500)
Repayments of debt	(8,000)	(3,500)	(615,138)
Net dividends paid to parent company	—	—	(257,335)
Proceeds from issuance of long-term debt, net of discount	—	—	910,125
Debt issuance costs		—	(25,392)

Net cash used in financing activities	(2,000)	(11,000)	(3,240)

Net (decrease) increase in cash and cash equivalents	500	(15,899)	16,982
Cash and cash equivalents, beginning of period	1	16,983	1

Cash and cash equivalents, end of period	$501	$1,084	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,677	$70	$11,518
Cash paid during the period for interest	$36,285	$4,847	$11,596
Non-cash increases in assets from redemption:
Intangible assets	$—	$106,120	$—
Goodwill	$—	$168,510	$—
Non-cash increases in assets from acquisitions:
Intangible assets	$4,625	$—	$—
Goodwill	$9,143	$—	$—
Non-cash increases in debt	$4,872	$—	$—

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

On November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. Among other things, the Waiver waives (a) defaults arising from the restatement of our consolidated financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010, and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q and (b) until February 1, 2013, the Company’s failure to timely provide to the Administrative Agent its 3rd Quarter 2012 financial statements. Finally, under the terms of the Waiver, the revolving lenders under the Senior Secured Credit Facilities agreed that, absent any default thereunder that may occur after the date of the Waiver, each such revolving lender would continue to honor requests for borrowing under the Senior Secured Credit Facilities’ revolving credit facility, provided that the aggregate principal amount of all borrowings thereunder do not exceed $58 million, a reduction from $95 million, which represents the total revolving commitments under the Senior Secured Credit Facility. Such reduction in revolving commitments shall no longer be in effect upon the Company’s delivery, on or prior to February 1, 2013, of the restated financial statements and the Company’s unaudited financial statements (and related documentation) for the quarterly period ended September 30, 2012. Following receipt of the Waiver, the Company borrowed amounts under the Senior Secured Credit Facilities’ revolving credit facility so as to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’

15.00%/15.00% Notes.

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

As a result of the Equity Redemption, which occurred on May 23, 2011, as discussed further in Note 3, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in these notes to the consolidated financial statements, the results of operations discussed below for the three and six months ended June 30, 2011, reflect the combined results of the Predecessor and Successor entities to facilitate comparison with the results of operations for the three and six months ended June 30, 2012. See Note 3 to the consolidated financial statements.

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As a result of the change in control discussed in Note 3 and the application of ASC 805, we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets and liabilities as of May 23, 2011. The results of this valuation are further discussed in Note 3.

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

We believe the carrying amounts of financial instruments at June 30, 2012, approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of June 30, 2012. We estimate its fair value to be approximately $362.0 million, considering executed trades occurring around June 30, 2012. The carrying value of the term loan under the Senior Secured Credit Facilities, net of discount, was $350.9 million as of June 30, 2012. We estimate its fair value to be approximately $351.4 million, considering executed trades occurring around June 30, 2012. The carrying value of the 15.00%/ 15.00% Notes was $133.8 million as of June 30, 2012. We estimate its fair value to be approximately $107.0 million, considering executed trades occurring around June 30, 2012. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.

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

We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three and six months ended June 30, 2012, amortization expense related to our merchant processing portfolios and other intangible assets was $15.2 million and $31.1 million, respectively. For the period from May 24 through June 30, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $5.4 million. For the period from April 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $5.5 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.4 million.

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

The Company’s internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such misconduct occurred in five principal areas: (i) failure to maintain an adequate control environment that set a proper culture within our operations; (ii) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (iii) overstatement of certain vendor invoices, principally in the information technology area; (iv) falsification of certain employee expense reimbursements and other payments; and (v) the posting of manual journal entries without sufficient supporting documentation, adequate review, and approval. The Company believes that the foregoing activities, which generally occurred over a period from the third quarter of 2008 through September 2012, involved a total loss of funds to the Company of approximately $11.6 million through June 30, 2012 ($11.9 million through September 30, 2012). The adjustments related to the financial misconduct and the recording of other prior period adjustments not related to the financial misconduct are set forth in the table below.

(Dollars in thousands)	Cumulative embezzlement costs through June 30, 2012	iPayment Holdings, Inc. & iPayment, Inc. (Successor)		Cumulative embezzlement costs through December 31, 2011
		Three Months Ended June 30, 2012	Three Months Ended March 31, 2012
Embezzlement costs
Residual expense	$4,558	$459	$427	$3,672
Property and equipment	2,204	55	207	1,942
Other intangible assets	2,658	688	288	1,682
Residual buyout	1,625	—	—	1,625
Travel and entertainment	229	—	—	229
Prepaids and other receivables	208	—	—	208
Other	123	—	—	123

Total embezzlement costs	$11,605	1,202	922	$9,481

Embezzlement costs previously included in the statements of operations as:
Other costs of services		(724)	(647)
Prior period adjustments not related to fraudulent transactions
Reversal of residual buyout amortization adjustment		—	1,996
Deferred gain amortization		(230)	230
Tax adjustments
Tax effect of the above recorded adjustments		(690)	(134 1,473)

Prior period tax adjustments not related to fraudulent transactions
Net (increase) decrease		(442)	3,840
Net loss, as previously reported (1)		(4,033)	(5,925)

Net loss, as restated (1)		$(3,591)	$(9,765)

(1)	For 2012, net loss is for iPayment Holdings, Inc.

Total embezzlement costs incurred by the Company cumulatively through June 30, 2012 were $11.6 million. $2.1 million of such identified losses were incurred during the six months ended June 30, 2012. $1.4 million of the identified losses for the six months ended June 30, 2012 were classified as residual and other expenses within other costs of services in the consolidated financial statements during the period in which the misconduct took place. The Company reclassified these costs as embezzlement costs included in total operating expenses. These reclassified embezzlement costs had no effect on the Company’s income from operations and net income (loss) in its previously issued June 30, 2012 quarterly financial statements.

The remaining amount of such identified embezzlement costs totaling $0.7 million for the six months ended June 30, 2012 was capitalized in the financial statements as property and equipment or other intangible assets during the period in which the misconduct took place. Such losses were written off as embezzlement costs in the restated June 30, 2012 quarterly financial statements and do affect the Company’s income from operations and net income (loss) in its restated financial statements.

In addition to the items described above, the Company also included in the restated consolidated financial statements other previously unrecorded adjustments identified during the preparation of the consolidated financial statements at June 30, 2012. These adjustments primarily were:

•

Reversal of an amortization adjustment of $2.0 million recorded in the three months ended March 31, 2012 related to excess residual buy-out amortization expense that was corrected in the 2011 restated consolidated financial statements filed in the Amended 2011 Annual Report; and

•

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

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of June 30, 2012 (Unaudited)

	iPayment, Inc.			iPayment Holdings, Inc.
	June 30, 2012			June 30, 2012
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1	$501	$—	$501
Accounts receivable, net of allowance for doubtful accounts of $1,554 ($947 as previously reported)	31,048	(196)	30,852	31,048	(196)	30,852
Prepaid expenses and other current assets	2,768	(64)	2,704	2,768	(64)	2,704
Deferred tax assets	3,013	(25)	2,988	3,013	(25)	2,988

Total current assets	36,830	(285)	36,545	37,330	(285)	37,045
Restricted cash	532	—	532	532	—	532
Property and equipment, net	8,788	(1,208)	7,580	8,788	(1,208)	7,580
Merchant portfolios and other intangible assets, net of accumulated amortization of $72,852 ($72,511 as previously reported)	242,747	(2,670)	240,077	242,747	(2,670)	240,077
Goodwill	678,153	552	678,705	678,953	552	679,505
Other assets, net	22,312	63	22,375	25,367	63	25,430

Total assets	$989,362	$(3,548)	$985,814	$993,717	$(3,548)	$990,169

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,581	$—	$4,581	$4,581	$—	$4,581
Income taxes payable	3,771	(1,025)	2,746	900	287	1,187
Accrued interest	6,654	—	6,654	9,181	—	9,181
Accrued liabilities and other	23,875	(530)	23,345	24,421	(530)	23,891

Total current liabilities	38,881	(1,555)	37,326	39,083	(243)	38,840
Deferred tax liabilities	28,555	(1,338)	27,217	28,347	(1,338)	27,009
Long-term debt	772,421	—	772,421	906,227	—	906,227
Other liabilities	1,511	(108)	1,403	1,511	(108)	1,403

Total liabilities	841,368	(3,001)	838,367	975,168	(1,689)	973,479

Commitments and contingencies (Note 9)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding	165,764	—	165,764	—	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding	—	—	—	45,268	—	45,268
Accumulated deficit	(17,770)	(547)	(18,317)	(26,719)	(1,859)	(28,578)

Total stockholder’s equity	147,994	(547)	147,447	18,549	(1,859)	16,690

Total liabilities and stockholder’s equity	$989,362	$(3,548)	$985,814	$993,717	$(3,548)	$990,169

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.) – As of December 31, 2011

	iPayment, Inc.			iPayment Holdings, Inc.
	December 31, 2011			December 31, 2011
(Dollars in thousands, except share data)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$1	$1	$—	$1
Accounts receivable, net of allowance for doubtful accounts of $1,580 ($973 as previously reported)	33,961	(196)	33,765	33,961	(196)	33,765
Prepaid expenses and other current assets	2,221	(117)	2,104	2,221	(117)	2,104
Deferred tax assets	3,306	(318)	2,988	3,306	(318)	2,988

Total current assets	39,489	(631)	38,858	39,489	(631)	38,858
Restricted cash	542	—	542	542	—	542
Property and equipment, net	6,636	(1,106)	5,530	6,636	(1,106)	5,530
Merchant portfolios and other intangible assets, net of accumulated amortization of $41,725 ($43,220 as previously reported)	259,980	(23)	259,957	259,980	(23)	259,957
Goodwill	669,483	79	669,562	670,283	79	670,362
Other assets, net	23,798	64	23,862	26,987	64	27,051

Total assets	$999,928	$(1,617)	$998,311	$1,003,917	$(1,617)	$1,002,300

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,826	$(53)	$5,773	$5,826	$(53)	$5,773
Income taxes payable	6,445	205	6,650	3,615	205	3,820
Accrued interest	6,750	—	6,750	9,186	—	9,186
Accrued liabilities and other	23,195	(1,296)	21,899	23,231	(1,296)	21,935

Total current liabilities	42,216	(1,144)	41,072	41,858	(1,144)	40,714
Deferred tax liabilities	29,178	(1,911)	27,267	28,970	(1,911)	27,059
Long-term debt	774,284	—	774,284	903,141	—	903,141
Other liabilities	1,440	(101)	1,339	1,440	(101)	1,339

Total liabilities	847,118	(3,156)	843,962	975,409	(3,156)	972,253

Commitments and contingencies (Note 9)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding	165,764	—	165,764	—	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 and 50,000 shares authorized, 4,875,000 and 20 shares issued and outstanding	—	—	—	45,268	—	45,268
Accumulated deficit	(12,954)	1,539	(11,415)	(16,760)	1,539	(15,221)

Total stockholder’s equity	152,810	1,539	154,349	28,508	1,539	30,047

Total liabilities and stockholder’s equity	$999,928	$(1,617)	$998,311	$1,003,917	$(1,617)	$1,002,300

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment, Inc.) – Three and Six Months Ended June 30, 2012, respectively (Unaudited)

	iPayment, Inc.
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$178,347	$230	$178,577	$343,708	$—	$343,708
Operating expenses:
Interchange	87,002	—	87,002	168,860	—	168,860
Other costs of services	69,936	(724)	69,212	133,600	625	134,225
Selling, general and administrative	4,931	—	4,931	9,163	—	9,163
Embezzlement costs	—	1,202	1,202	—	2,124	2,124

Total operating expenses	161,869	478	162,347	311,623	2,749	314,372

Income from operations	16,478	(248)	16,230	32,085	(2,749)	29,336
Other expense:
Interest expense, net	16,454	—	16,454	32,839	—	32,839
Other expense (income), net	230	—	230	(351)	—	(351)

Loss before income taxes	(206)	(248)	(454)	(403)	(2,749)	(3,152)
Income tax provision (benefit)	113	(250)	(137)	(571)	(663)	(1,234)

Total comprehensive income (loss)	$(319)	$2	$(317)	$168	$(2,086)	$(1,918)

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment Holdings, Inc.) – Three and Six Months Ended June 30, 2012, respectively (Unaudited)

	iPayment Holdings, Inc.
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$178,347	$230	$178,577	$343,708	$—	$343,708
Operating expenses:
Interchange	87,002	—	87,002	168,860	—	168,860
Other costs of services	69,979	(724)	69,255	133,675	625	134,300
Selling, general and administrative	4,958	—	4,958	9,208	—	9,208
Embezzlement costs	—	1,202	1,202	—	2,124	2,124

Total operating expenses	161,939	478	162,417	311,743	2,749	314,492

Income from operations	16,408	(248)	16,160	31,965	(2,749)	29,216
Other expense:
Interest expense, net	21,524	—	21,524	42,886	—	42,886
Other expense (income), net	230	—	230	(351)	—	(351)

Loss before income taxes	(5,346)	(248)	(5,594)	(10,570)	(2,749)	(13,319)
Income tax provision (benefit)	(1,313)	(690)	(2,003)	(612)	650	38

Total comprehensive loss	$(4,033)	$442	$(3,591)	$(9,958)	$(3,399)	$(13,357)

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment, Inc.) – Period from May 24 to June 30, 2011 (Successor) and April 1 to May 23, 2011 (Predecessor) (Unaudited)

	iPayment, Inc.
	Period from May 24 to June 30, 2011 (Successor)			Period from April 1 to May 23, 2011 (Predecessor)
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$77,519	$(88)	$77,431	$107,077	$—	$107,077
Operating expenses:
Interchange	42,262	—	42,262	57,051	—	57,051
Other costs of services	26,104	(526)	25,578	33,733	(767)	32,966
Selling, general and administrative	1,728	(10)	1,718	2,446	—	2,446
Embezzlement costs	—	438	438	—	778	778

Total operating expenses	70,094	(98)	69,996	93,230	11	93,241

Income from operations	7,425	10	7,435	13,847	(11)	13,836
Other expense:
Interest expense, net	7,237	—	7,237	7,677	—	7,677
Other expense (income), net	(4)	—	(4)	18,834	—	18,834

Income (loss) before income taxes	192	10	202	(12,664)	(11)	(12,675)
Income tax provision (benefit)	73	(137)	(64)	(4,086)	76	(4,010)

Total comprehensive income (loss)	$119	$147	$266	$(8,578)	$(87)	$(8,665)

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment, Inc.) – Period from May 24 to June 30, 2011 (Successor) and January 1 to May 23, 2011 (Predecessor)

	iPayment, Inc.
	Period from May 24 to June 30, 2011 (Successor)—Unaudited			Period from January 1 to May 23, 2011 (Predecessor)—Audited
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$77,519	$(88)	$77,431	$276,690	$—	$276,690
Operating expenses:
Interchange	42,262	—	42,262	147,779	—	147,779
Other costs of services	26,104	(526)	25,578	88,474	(1,344)	87,130
Selling, general and administrative	1,728	(10)	1,718	6,736	—	6,736
Embezzlement costs	—	438	438	—	1,153	1,153

Total operating expenses	70,094	(98)	69,996	242,989	(191)	242,798

Income from operations	7,425	10	7,435	33,701	191	33,892
Other expense:
Interest expense, net	7,237	—	7,237	15,578	—	15,578
Other expense (income), net	(4)	—	(4)	18,804	—	18,804

Income (loss) before income taxes	192	10	202	(681)	191	(490)
Income tax provision (benefit)	73	(137)	(64)	335	76	411

Total comprehensive income (loss)	$119	$147	$266	$(1,016)	$115	$(901)

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment Holdings, Inc.) – Period from May 24 to June 30, 2011 (Successor) and April 1 to May 23, 2011 (Predecessor) (Unaudited)

	iPayment Holdings, Inc.
	Period from May 24 to June 30, 2011 (Successor)			Period from April 1 to May 23, 2011 (Predecessor)
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$77,519	$(88)	$77,431	$107,077	$—	$107,077
Operating expenses:
Interchange	42,262	—	42,262	57,051	—	57,051
Other costs of services	26,104	(526)	25,578	33,733	(767)	32,966
Selling, general and administrative	1,728	(10)	1,718	2,446	—	2,446
Embezzlement costs	—	438	438	—	778	778

Total operating expenses	70,094	(98)	69,996	93,230	11	93,241

Income from operations	7,425	10	7,435	13,847	(11)	13,836
Other expense:
Interest expense, net	9,208	—	9,208	8,553	—	8,553
Other expense (income), net	(4)	—	(4)	18,834	—	18,834

Loss before income taxes	(1,779)	10	(1,769)	(13,540)	(11)	(13,551)
Income tax benefit	(307)	(137)	(444)	(4,295)	76	(4,219)

Total comprehensive loss	$(1,472)	$147	$(1,325)	$(9,245)	$(87)	$(9,332)

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment Holdings, Inc.) – Period from May 24 to June 30, 2011 (Successor) and January 1 to May 23, 2011 (Predecessor)

	iPayment Holdings, Inc.
	Period from May 24 to June 30, 2011 (Successor)—Unaudited			Period from January 1 to May 23, 2011 (Predecessor)—Audited
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$77,519	$(88)	$77,431	$276,690	$—	$276,690
Operating expenses:
Interchange	42,262	—	42,262	147,779	—	147,779
Other costs of services	26,104	(526)	25,578	88,474	(1,344)	87,130
Selling, general and administrative	1,728	(10)	1,718	6,736	—	6,736
Embezzlement costs	—	438	438	—	1,153	1,153

Total operating expenses	70,094	(98)	69,996	242,989	(191)	242,798

Income from operations	7,425	10	7,435	33,701	191	33,892
Other expense:
Interest expense, net	9,208	—	9,208	16,455	—	16,455
Other expense (income), net	(4)	—	(4)	18,804	—	18,804

Loss before income taxes	(1,779)	10	(1,769)	(1,558)	191	(1,367)
Income tax provision (benefit)	(307)	(137)	(444)	126	76	202

Total comprehensive loss	$(1,472)	$147	$(1,325)	$(1,684)	$115	$(1,569)

Consolidated Statement of Cash Flows (iPayment, Inc. and iPayment Holdings, Inc.) – Six Months Ended June 30, 2012 (Unaudited)

	iPayment, Inc.			iPayment Holdings, Inc.
	Six Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net income (loss)	$168	$(2,086)	$(1,918)	$(9,958)	$(3,399)	$(13,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	30,970	1,512	32,482	30,970	1,512	32,482
Noncash interest expense and other	1,523	—	1,523	6,652	—	6,652

Loss on disposal of property and equipment	685	—	685	685	—	685
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	2,913	—	2,913	2,913	—	2,913

Prepaid expenses and other current assets	(547)	(54)	(601)	(547)	(54)	(601)
Other assets	(2,858)	1,547	(1,311)	(2,859)	1,547	(1,312)

Accounts payable and income taxes payable	(3,918)	(1,178)	(5,096)	(3,959)	135	(3,824)
Accrued interest	(96)	—	(96)	(51)	—	(51)
Accrued liabilities and other	1,516	(5)	1,511	2,026	(5)	2,021

Net cash provided by operating activities	30,356	(264)	30,092	25,872	(264)	25,608

Cash flows from investing activities
Change in restricted cash	10	—	10	10	—	10
Expenditures for property and equipment	(4,195)	264	(3,931)	(4,195)	264	(3,931)
Acquisitions of businesses and portfolios	(19,025)	—	(19,025)	(19,025)	—	(19,025)
Payments for prepaid residual expenses	(162)	—	(162)	(162)	—	(162)

Net cash used in investing activities	(23,372)	264	(23,108)	(23,372)	264	(23,108)

Cash flows from financing activities
Net borrowing on line of credit	6,000	—	6,000	6,000	—	6,000
Repayments of debt	(8,000)	—	(8,000)	(8,000)	—	(8,000)
Net dividends paid to parent company	(4,984)	—	(4,984)	—	—	—

Net cash used in financing activities	(6,984)	—	(6,984)	(2,000)	—	(2,000)

Net increase in cash and cash equivalents	—	—	—	500	—	500
Cash and cash equivalents, beginning of period	1	—	1	1	—	1

Cash and cash equivalents, end of period	$1	$—	$1	$501	$—	$501

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,677	$—	$2,677	$2,677	$—	$2,677
Cash paid during the period for interest	$31,413	$—	$31,413	$36,285	$—	$36,285

Non-cash decreases in assets from redemption:
Goodwill	$(473)	$473	$—	$(473)	$473	$—
Deferred tax asset	$(293)	$293	$—	$(293)	$293	$—

Non-cash increases in assets from acquisitions:
Intangible assets	$4,625	$—	$4,625	$4,625	$—	$4,625
Goodwill	$9,143	$—	$9,143	$9,143	$—	$9,143

Non-cash increases in debt	$—	$—	$—	$4,872	$—	$4,872

Consolidated Statement of Cash Flows (iPayment, Inc.) – Period from May 24, 2011 to June 30, 2011 (Successor) and January 1, 2011 to May 23, 2011 (Predecessor)

	Period from May 24, 2011 to June 30, 2011 (Successor) - Unaudited			Period from January 1, 2011 to May 23, 2011 (Predecessor) - Audited
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
	Successor		Successor	Predecessor		Predecessor
Cash flows from operating activities
Net income (loss)	$119	$147	$266	$(1,016)	$115	$(901)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,921	(332)	5,589	16,441	(233)	16,208
Noncash interest expense and other	288	—	288	7,529	—	7,529
Loss on disposal of property and equipment	13	—	13	262	—	262
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	478	—	478	48	—	48
Prepaid expenses and other current assets	(2)	(11)	(13)	(457)	(58)	(515)
Other assets	(491)	(39)	(530)	123	(31)	92
Accounts payable and income taxes payable	(431)	11	(420)	(10,869)	242	(10,627)
Accrued interest	2,102	—	2,102	2,959	—	2,959
Accrued liabilities and other	(8,342)	6	(8,336)	7,178	(521)	6,657

Net cash provided by (used in) operating activities	(345)	(218)	(563)	22,198	(486)	21,712

Cash flows from investing activities
Change in restricted cash	1	—	1	—	—	—
Expenditures for property and equipment	(584)	218	(366)	(1,571)	486	(1,085)
Payments related to businesses previously acquired	(3,600)	—	(3,600)	—	—	—
Payments for prepaid residual expenses	(371)	—	(371)	(539)	—	(539)

Net cash used in investing activities	(4,554)	218	(4,336)	(2,110)	486	(1,624)

Cash flows from financing activities
Net repayments on line of credit	(7,500)	—	(7,500)	(15,500)	—	(15,500)
Repayments of debt	(3,500)	—	(3,500)	(615,138)	—	(615,138)
Net dividends paid to parent company	—	—	—	(135,539)	—	(135,539)
Proceeds from issuance of long-term debt, net of discount	—	—	—	785,125	—	785,125
Debt issuance costs	—	—	—	(22,054)	—	(22,054)

Net cash used in financing activities	(11,000)	—	(11,000)	(3,106)	—	(3,106)

Net (decrease) increase in cash and cash equivalents	(15,899)	—	(15,899)	16,982	—	16,982
Cash and cash equivalents, beginning of period	16,983	—	16,983	1	—	1

Cash and cash equivalents, end of period	$1,084	$—	$1,084	$16,983	$—	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$70	$—	$70	$11,518	$—	$11,518
Cash paid during the period for interest	$4,847	$—	$4,847	$11,596	$—	$11,596
Non-cash increases in assets from redemption:
Intangible assets	$106,599	$(479)	$106,120	$—	$—	$—
Goodwill	$164,530	$3,180	$167,710	$—	$—	$—

Consolidated Statement of Cash Flows (iPayment Holdings, Inc.) – Period from May 24, 2011 to June 30, 2011 (Successor) and January 1, 2011 to May 23, 2011 (Predecessor)

	Period from May 24, 2011 to June 30, 2011 (Successor) - Unaudited			Period from January 1, 2011 to May 23, 2011 (Predecessor) - Audited
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net loss	$(1,472)	$147	$(1,325)	$(1,684)	$115	$(1,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,921	(332)	5,589	16,441	(233)	16,208
Noncash interest expense and other	312	—	312	7,539	—	7,539
Loss on disposal of property and equipment	13	—	13	262	—	262
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	478	—	478	48	—	48
Prepaid expenses and other current assets	(2)	(11)	(13)	(457)	(58)	(515)
Other assets	(491)	(39)	(530)	123	(31)	92
Accounts payable and income taxes payable	(810)	11	(799)	(11,078)	242	(10,836)
Accrued interest	4,049	—	4,049	3,827	—	3,827
Accrued liabilities and other	(8,343)	6	(8,337)	7,311	(521)	6,790

Net cash provided by (used in) operating activities	(345)	(218)	(563)	22,332	(486)	21,846

Cash flows from investing activities
Change in restricted cash	1	—	1	—	—	—
Expenditures for property and equipment	(584)	218	(366)	(1,571)	486	(1,085)
Acquisitions of businesses and portfolios	(3,600)	—	(3,600)	—	—	—
Payments for prepaid residual expenses	(371)	—	(371)	(539)	—	(539)

Net cash used in investing activities	(4,554)	218	(4,336)	(2,110)	486	(1,624)

Cash flows from financing activities
Net repayments on line of credit	(7,500)	—	(7,500)	(15,500)	—	(15,500)
Repayments of debt	(3,500)	—	(3,500)	(615,138)	—	(615,138)
Net dividends paid to parent company	—	—	—	(257,335)	—	(257,335)
Proceeds from issuance of long-term debt, net of discount	—	—	—	910,125	—	910,125
Debt issuance costs	—	—	—	(25,392)	—	(25,392)

Net cash used in financing activities	(11,000)	—	(11,000)	(3,240)	—	(3,240)

Net (decrease) increase in cash and cash equivalents	(15,899)	—	(15,899)	16,982	—	16,982
Cash and cash equivalents, beginning of period	16,983	—	16,983	1		1

Cash and cash equivalents, end of period	$1,084	$—	$1,084	$16,983	$—	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$70	$—	$70	$11,518	$—	$11,518
Cash paid during the period for interest	$4,847	$—	$4,847	$11,596	$—	$11,596
Intangible assets	$106,599	$(479)	$106,120	$—	$—	$—
Goodwill	$165,330	$3,180	$168,510	$—	$—	$—

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

(4) Acquisitions

On May 2, 2012, we entered into a definitive asset purchase agreement with CardServ, Inc., a Massachusetts corporation doing business as Flagship. Pursuant to the definitive agreement, one of our wholly owned subsidiaries agreed to purchase substantially all of the assets of Flagship for a purchase price of approximately $14.0 million We funded the acquisition of Flagship through revolver borrowings and cash on hand completed this transaction on May 23, 2012.

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

	iPAYMENT, INC.	iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	May 23, 2012	May 23, 2012
Assets:
Cash and restricted cash	$25	$25
Deferred tax asset	49	49
Fixed assets	158	158
Merchant portfolio and other intangible assets	3,105	3,105
Trade name	1,520	1,520
Goodwill	9,143	9,143

Adjusted purchase price allocation	$14,000	$14,000

As part of the purchase accounting for the Flagship acquisition, approximately $3.1 million was assigned to merchant portfolios and other intangible assets, $1.5 million was assigned to a trade name for “Flagship Merchant Services,” and $9.1 million was assigned to goodwill. The entire $9.1 million assigned to goodwill is expected to be deductible for tax purposes. In addition, we incurred $0.1 million of acquisition costs related to the Flagship acquisition primarily consisting of professional fees.

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

There were no acquisitions during the first six months of 2012, including the acquisition of Flagship, that were significant enough to require pro forma disclosure.

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

(5) Other Intangibles

Payments for Prepaid Residual Expenses

We paid $0.2 million for prepaid residual expenses during the six months ended June 30, 2012. For the period from May 24 through June 30, 2011, we made payments totaling $0.4 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. For the period from January 1 through May 23, 2011, we made payments totaling $0.5 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.

(6) Long-Term Debt

Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	As of June 30, 2012	As of December 31, 2011	As of June 30, 2012	As of December 31, 2011
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$352,500	$360,500	$352,500	$360,500
Revolving facility	21,500	15,500	21,500	15,500
Discount on Senior Secured Credit Facilities	(1,579)	(1,716)	(1,579)	(1,716)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	134,794	129,922
Discount on 15.00%/15.00% Notes, net of amortization of $179 as of 6/30/2012 and $101 as of 12/31/2011.	—	—	(988)	(1,065)

	772,421	774,284	906,227	903,141
Less: Current portion of long-term debt	—	—	—	—

Total long-term debt	$772,421	$774,284	$906,227	$903,141

The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of June 30, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.87 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of June 30, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.06 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

During the first six months of 2012, we made net repayments of $8.0 million on the term loan under the Senior Secured Credit Facilities and $6.0 million of net borrowing on the revolving facility.

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

Senior Secured Credit Facilities

iPayment also entered into a Credit Agreement, dated May 6, 2011 (the “Credit Agreement”), with Holdings, the subsidiaries of iPayment identified therein as guarantors, JPMorgan Chase Bank, N.A. and the other lenders party thereto. The Senior Secured Credit Facilities consist of (i) a six-year, $375.0 million term facility and (ii) a five-year, $75.0 million revolving facility, which includes a swing line loan facility and letter of credit facility and is available from time to time until the fifth anniversary of the closing date of the Senior Secured Credit Facilities (or in the case of the letter of credit facility, five business days prior to the fifth anniversary). The terms of the Senior Secured Credit Facilities give iPayment the ability, subject to certain conditions, to request an increase in the amount of the revolving facility in an aggregate amount of up to $25.0 million. We increased the aggregate commitment of the lenders under the revolving facility after the end of the second quarter of 2012. See Note 12 below for more information.

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

Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities and the 10.25% Notes were $0.8 million and $0.6 million, respectively, for the six months ended June 30, 2012. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was $0.1 million for the six months ended June 30, 2012.

The determination by the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, that the Affected Financial Statements should no longer be relied upon resulted in a breach of certain representations, warranties and covenants set forth in the Senior Secured Credit Facilities, including but not limited to certain representations and warranties that the Affected Financial Statements (i) were prepared in accordance with GAAP consistently applied and (ii) fairly presented the financial condition of the Company and its subsidiaries as of the date thereof and their results of operations for the periods covered thereby in accordance with GAAP. Further, as a result of the decision to restate the Affected Financial Statements, we were unable to comply with the covenant set forth in the Senior Secured Credit Facilities that we deliver our 3rd Quarter 2012 financial statements by no later than November 14, 2012. Finally, as a result of the foregoing breaches and defaults, we were unable to satisfy the conditions precedent for borrowing under the Senior Secured Credit Facilities’ revolving credit facility in order to borrow the funds necessary to make the scheduled interest payments due on November 15, 2012 under the indentures related to the 10.25% Notes and 15.00%/15.00% Notes.

On November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. Among other things, the Waiver waives (a) defaults arising from the restatement of our consolidated financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010, and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q and (b) until February 1, 2013, the Company’s failure to timely provide to the Administrative Agent its 3rd Quarter 2012 financial statements. Finally, under the terms of the Waiver, the revolving lenders under the Senior Secured Credit Facilities agreed that, absent any default thereunder that may occur after the date of the Waiver, each such revolving lender would continue to honor requests for borrowing under the Senior Secured Credit Facilities’ revolving credit facility, provided that the aggregate principal amount of all borrowings thereunder do not exceed $58 million, a reduction from $95 million, which represents the total revolving commitments under the Senior Secured Credit Facility. Such reduction in revolving commitments shall no longer be in effect upon the Company’s delivery, on or prior to February 1, 2013, of the restated financial statements and the Company’s unaudited financial statements (and related documentation) for the quarterly period ended September 30, 2012. Following receipt of the Waiver, the Company borrowed amounts under the Senior Secured Credit Facilities’ revolving credit facility so as to make the scheduled interest payments due on November 15, 2012 under the indentures related to the 10.25% Notes and 15.00%/15.00% Notes.

(7) Segment Information and Geographical Information

We consider our business activities to be in a single reporting segment, as we derive approximately 87% of our revenue and results of operations from processing revenues and other fees from electronic forms of payment. Substantially all revenues are generated in the United States.

(8) Income Taxes

We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.

As of June 30, 2012, iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries have net income taxes payable of $2.7 million and $1.2 million, respectively.

iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries have an income tax benefit of $0.1 million and $2.0 million, respectively, during the second quarter of 2012, compared to an income tax benefit of $4.1 million and $4.7 million, respectively, in the comparative period in 2011. Full year forecasted effective tax rates are 49.6% for iPayment and its consolidated subsidiaries and 2.3% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 49.6% is attributable to expenses not deductible for income tax purposes. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, almost one-half of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries have an income tax benefit of $1.2 million and income tax expense of $.04 million, respectively, during the first six months of 2012 compared to income tax expense of $0.3 million and income tax benefit of $0.2 million, respectively, in the comparative period in 2011.

During the first six months of 2012 and 2011, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of June 30, 2012, our liabilities for unrecognized tax benefits totaled $1.4 million and are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheets at June 30, 2012 was approximately $0.3 million.

Holdings files federal income tax returns and various state income tax returns. With limited exception, Holdings is no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to 2007.

At June 30, 2012, Holdings had federal and state net operating loss carryforwards of approximately $3.5 million and $67.2 million, respectively. Holdings federal net operating loss carryforward begins to expire in 2021 and is subject to annual limitations under Section 382 of the Internal Revenue Code. Holdings various state net operating loss carryforwards begin to expire between 2016 through 2027 several of which are also subject to annual limitations.

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

Other Acquisitions

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in the Explanatory Note and in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the unaudited financial statements in Item 1 of this report, we are amending and restating our unaudited consolidated financial statements and related disclosures for all periods presented in this Amended Filing. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in the Original Filing.

The following discussion should be read in conjunction with our financial statements and the notes thereto. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business and results of operations, refer to the section entitled “Risk Factors” in our Amended 2011 Annual Report.

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

Our strategy is to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume increased 0.6% to $11,258 million for the six months ended June 30, 2012, from $11,193 million for the six months ended June 30, 2011. This increase in charge volume was due primarily to a higher number of transactions per merchant in the first six months of 2012 compared to 2011. However, our revenues decreased $10.4 million or 2.9% to $343.7 million in the first six months of 2012 from $354.1 million in the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume on debit card transactions, driven in large part by the impact from the Durbin Amendment to the Dodd-Frank Act (the “Durbin Amendment”) that became effective on October 1, 2011. Our net revenue increased 8.2% to $151.3 million for the six months ended June 30, 2012, from $139.8 million during the same period in 2011. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Income from operations decreased 29.1% to $29.3 million for the six months ended June 30, 2012, from $41.3 million during the same period in 2011. The decline in income from operations was primarily due to increases in depreciation and amortization as a result of the Equity Redemption and resulting change of control. Loss before income taxes was $3.2 million for iPayment and its consolidated subsidiaries and $13.3 million for Holdings and its consolidated subsidiaries during the six months ended June 30, 2012, compared to $0.3 million of loss before income taxes for iPayment and its consolidated subsidiaries and $3.1 million of loss before income taxes for Holdings and its consolidated subsidiaries in the same period in 2011.

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

Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At June 30, 2012, and December 31, 2011, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.2 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at June 30, 2012, and December 31, 2011.

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

Results of Operations

As a result of the Equity Redemption, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” The results of operations discussed below for the three and six months ended June 30, 2011, reflect the combined results of the Predecessor and Successor entities to facilitate comparison with the results of operations for the three and six months ended June 30, 2012. See Note 3 to the consolidated financial statements.

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

	Three months ended June 30,				Change
(Dollars in thousands, except percentages)	2012 (Restated)	% of Total Revenue	2011 (Restated)	% of Total Revenue	Amount	%
	Successor		Combined
Revenues	$178,577	100.0%	$184,508	100.0%	$(5,931)	(3.2)%

Operating expenses
Interchange	87,002	48.7	99,313	53.8	(12,311)	(12.4)
Other costs of services (1)	69,212	38.8	58,544	31.7	10,668	18.2
Selling, general and administrative (2)	4,931	2.8	4,164	2.3	767	18.4
Embezzlement costs	1,202	0.7	1,216	0.7	(14)	(1.2)

Total operating expenses (3)	162,347	91.0	163,237	88.5	(890)	(0.5)

Income from operations	16,230	9.0	21,271	11.5	(5,041)	(23.7)

Other expense
Interest expense, net (4)	16,454	9.2	14,914	8.1	1,540	10.3
Other expense, net	230	0.1	18,830	10.2	(18,600)	(98.8)

Total other expense (5)	16,684	9.3	33,744	18.3	(17,060)	(50.6)

Loss before income taxes (6)	(454)	(0.3)	(12,473)	(6.8)	12,019	(96.4)
Income tax benefit (7)	(137)	(0.1)	(4,074)	(2.2)	3,937	(96.6)

Net loss (8)	$(317)	(0.2)%	$(8,399)	(4.6)%	$8,082	(96.2)%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012, is $69.3 million.

(2)	Selling, general and administrative of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012, is $5.0 million.
(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012, is $162.4 million.
(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012, and June 30, 2011, are $21.5 million and $17.8 million, respectively.
(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012, and June 30, 2011, are $21.8 million and $36.6 million, respectively.
(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012, and June 30, 2011, are $5.6 million and $15.3 million, respectively.
(7)	Income tax benefit of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012, and June 30, 2011, are $2.0 million and $4.7 million, respectively.
(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended June 30, 2012 and June 30, 2011, are $3.6 million and $10.7 million, respectively.

Revenues. Revenues decreased 3.2% to $178.6 million in the second quarter of 2012 from $184.5 million during the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment, which regulates interchange levels for certain debit transactions.

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

Other Costs of Services. Other costs of services increased 18.2% to $69.2 million for iPayment and its consolidated subsidiaries in the second quarter of 2012 as compared to $58.5 million during the same period in 2011. The increase in other costs of services was primarily due to higher sales expenses and amortization expenses as a result of the application of ASC 805 in May 2011. See Note 3 to the consolidated financial statements.

Selling, General and Administrative. Selling, general and administrative expenses increased 18.4% to $4.9 million for iPayment and its consolidated subsidiaries in the second quarter of 2012 as compared to $4.2 million during the same period in 2011. Selling, general and administrative expenses increased 19.1% to $5.0 million for Holdings and its consolidated subsidiaries in the second quarter of 2012 as compared to $4.2 million during the same period in 2011. These increases are attributable to higher personnel-related expenses, professional services and other operating expenses.

Other Expense. Total other expense decreased $17.1 million for iPayment and its consolidated subsidiaries and $14.8 million for Holdings and its consolidated subsidiaries in the second quarter of 2012, from $33.7 million for iPayment and its consolidated subsidiaries and $36.6 million for Holdings and its consolidated subsidiaries during the same period in 2011. Total other expense in the second quarter of 2011 primarily consisted of $18.7 million of expenses related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for iPayment’s then existing senior secured credit facilities and senior subordinated notes, $4.7 million premium for the redemption of such senior subordinated notes and $7.5 million of strategic advisory fees. Interest expense increased to $16.5 million for iPayment and its consolidated subsidiaries and $21.5 million for Holdings and its consolidated subsidiaries in the second quarter of 2012 from $14.9 million for iPayment and its consolidated subsidiaries and $17.8 million for Holdings and its consolidated subsidiaries in the same period in 2011, largely due to a higher average debt balance as a result of the Refinancing as well as higher weighted average interest rates

Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries have an income tax benefit of $0.1 million and $2.0 million, respectively, during the second quarter of 2012, compared to income tax benefit of $4.1 million and $4.7 million, respectively, during the same period in 2011. Full year forecasted effective tax rates are 49.6% for iPayment and its consolidated subsidiaries and 2.3% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 49.6% is attributable to expenses not deductible for income tax purposes. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, almost one-half of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

	Six months ended June 30,				Change
(Dollars in thousands, except percentages)	2012 (Restated)	% of Total Revenue	2011 (Restated)	% of Total Revenue	Amount	%
	Successor		Combined
Revenues	$343,708	100.0%	$354,121	100.0%	$(10,413)	(2.9)%
Operating expenses
Interchange	168,860	49.1	190,041	53.7	(21,181)	(11.1)
Other costs of services (1)	134,225	39.1	112,708	31.8	21,517	19.1
Selling, general and administrative (2)	9,163	2.7	8,454	2.4	709	8.4
Embezzlement costs	2,124	0.6	1,591	0.4	533	33.5

Total operating expenses (3)	314,372	91.5	312,794	88.3	1,578	0.5

Income from operations	29,336	8.5	41,327	11.7	(11,991)	(29.0)
Other expense
Interest expense, net (4)	32,839	9.6	22,815	6.4	10,024	43.9
Other (income), net	(351)	(0.1)	18,800	5.3	(19,151)	(101.9)

Total other expense (5)	32,488	9.5	41,615	11.7	(9,127)	(21.9)

(Loss) Income before income taxes (6)	(3,152)	(1.0)	(288)	(0.0)	(2,864)	994.4
Income tax provision (benefit) (7)	(1,234)	(0.4)	347	0.1	(1,581)	(455.6)

Net (loss) income (8)	$(1,918)	(0.6)%	$(635)	(0.1)%	$(1,283)	202.0%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012, is $134.3 million.
(2)	Selling, general and administrative of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012, is $9.2 million.
(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012, is $314.5 million
(4)	Income from operations of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012, is $29.2 million.
(5)	Net interest expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012, and June 30, 2011, are $42.9 million and $25.7 million, respectively.
(6)	Total other expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012, and June 30, 2011, are $42.5 million and $44.5 million, respectively.
(7)	Loss before income taxes of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012, and June 30, 2011, are $13.3 million and $3.1 million, respectively.
(8)	Income tax provision (benefit) of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012, and June 30, 2011, are $0.04 million and ($0.2) million, respectively.
(9)	Net loss of Holdings and its consolidated subsidiaries for the six months ended June 30, 2012, and June 30, 2011, are $13.3 million and $3.1 million, respectively.

Revenues. Revenues decreased 2.9% to $343.7 million in the first six months of 2012 from $354.1 million during the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment, which regulates interchange levels for certain debt transactions. Merchant processing volume, which represents the total value of transactions processed by us, increased by 0.6%, to $11,258 million during the first six months of 2012 from $11,193 million during the same period in 2011.

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

Other Costs of Services. Other costs of services increased 19.1% to $134.2 million for iPayment and its consolidated subsidiaries in the first six months of 2012 as compared to $112.7 million during the same period in 2011. Other costs of services increased 19.2% to $134.3 million for Holdings and its consolidated subsidiaries in the first six months of 2012 as compared to $112.7 million during the same period in 2011. The increase in other costs of services was primarily due to higher sales expenses and amortization expenses as a result of the application of ASC 805 in May 2011.

Selling, General and Administrative. Selling, general and administrative expenses increased 8.4% to $9.2 million for iPayment and its consolidated subsidiaries in the first six months of 2012 compared to $8.5 million during the same period in 2011. Selling, general and administrative expenses increased 8.2% to $9.2 million for Holdings and its consolidated subsidiaries in the first six months of 2012 compared to $8.5 million during the same period in 2011. The increase is attributable to higher personnel-related expenses, professional services and other operating expenses.

Other Expense. Total other expense decreased $9.1 million to $32.5 million for iPayment and its consolidated subsidiaries in the first six months of 2012 from $41.6 million for the same period in 2011. Total other expense decreased $2.0 million to $42.5 million for Holdings and its consolidated subsidiaries in 2012 from $44.5 million in 2011. Other expense in 2011 primarily consisted of $18.7 million of expenses related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for iPayment’s then existing senior secured credit facilities and senior subordinated notes, $4.7 million premium paid for the redemption of such senior subordinated notes and $7.5 million of strategic advisory fees. Interest expense increased to $32.8 million for iPayment and its consolidated subsidiaries and $42.9 million for Holdings and its consolidated subsidiaries in the first six months of 2012 from $22.8 million for iPayment and its consolidated subsidiaries and $25.7 million for Holdings and its consolidated subsidiaries in the same period in 2011, largely due to a higher average debt balance as a result of the Refinancing as well as a higher weighted average interest rate.

Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries each have an income tax benefit of $1.2 million and income tax expense of $0.04 million, respectively, during the first six months of 2012, compared to income tax expense of $0.3 million and an income tax benefit of $0.2 million, respectively, in the comparative period in 2011. Full year forecasted effective tax rates for the first six months of 2012 are 49.6% for iPayment and its consolidated subsidiaries and 2.3% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 49.6% is attributable to expenses not deductible for income tax purposes. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, almost one-half of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

Liquidity and Capital Resources

As of June 30, 2012, and December 31, 2011, we had cash and cash equivalents of approximately $0.1 million and less than $0.1 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of June 30, 2012, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $0.8 million compared to a net deficit of $2.2 million as of December 31, 2011. The decrease in net deficit resulted primarily from reductions in accounts receivable of $2.9 million that were more than offset by reductions in accounts payable and income tax payable of $1.2 million and $3.9 million, respectively.

As of June 30, 2012, Holdings and its consolidated subsidiaries had a net working capital deficit of $1.8 million compared to a net deficit of $1.9 million as of December 31, 2011. The decrease in net deficit resulted primarily from reductions in accounts receivable of $2.9 million, an increase in accrued liabilities and other of $2.0 million, and reductions in accounts payable and income taxes payable of $1.2 million and $2.6 million. The decreased in net deficit were offset by an increase in cash and cash equivalents of $0.5 million.

We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.

We have significant outstanding long-term debt as of June 30, 2012. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 6 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of June 30, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.87 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of June 30, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.06 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

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

On November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. Among other things, the Waiver waives (a) defaults arising from the restatement of our consolidated financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010, and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q and (b) until February 1, 2013, the Company’s failure to timely provide to the Administrative Agent its 3rd Quarter 2012 financial statements. Finally, under the terms of the Waiver, the revolving lenders under the Senior Secured Credit Facilities agreed that, absent any default thereunder that may occur after the date of the Waiver, each such revolving lender would continue to honor requests for borrowing under the Senior Secured Credit Facilities’ revolving credit facility, provided that the aggregate principal amount of all borrowings thereunder do not exceed $58 million, a reduction from $95 million, which represents the total revolving commitments under the Senior Secured Credit Facility. Such reduction in revolving commitments shall no longer be in effect upon the Company’s delivery, on or prior to February 1, 2013, of the restated financial statements and the Company’s unaudited financial statements (and related documentation) for the quarterly period ended September 30, 2012. Following receipt of the Waiver, the Company borrowed amounts under the Senior Secured Credit Facilities’ revolving credit facility so as to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.

Operating activities

Net cash provided by operating activities was $30.1 million for iPayment and its consolidated subsidiaries during the first six months of 2012. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $1.9 million adjusted by depreciation and amortization of $32.5 million, non-cash interest expense and other of $1.5 million, loss on disposal of property and equipment of $0.7 million and a net unfavorable change in operating assets and liabilities of $2.7 million. The net unfavorable change in operating assets and liabilities are primarily due to a decrease in accounts payable and income taxes payable, as a result of federal and state tax payments made during 2012, and an increase in other assets, offset by a decrease in accounts receivable.

For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $25.6 million consisted of a net loss of $13.4 million adjusted by depreciation and amortization of $32.5 million, non-cash interest expense and other of $6.7 million and loss on disposal of property and equipment of $0.7 million.

Net cash provided by operating activities for iPayment and its consolidated subsidiaries was $21.1 million during the first six months of 2011, consisting of net loss of $0.6 million adjusted by depreciation and amortization of $21.8 million, non-cash interest expense and other of $7.8 million and a net unfavorable change in operating assets and liabilities of $8.1 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011.

Net cash provided by operating activities for Holdings and its consolidated subsidiaries was $21.3 million during the first six months of 2011, consisting of net loss of $2.9 million adjusted by depreciation and amortization of $21.8 million, non-cash interest expense and other of $7.9 million and a net unfavorable change in operating assets and liabilities of $5.7 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011.

Investing activities

Net cash used in investing activities was $23.1 million during the first six months of 2012. Net cash used in investing activities consisted primarily of $3.9 million of property and equipment expenditures and $19.0 million of acquisitions of businesses and portfolios.

Net cash used in investing activities was $6.0 million during the first six months of 2011. Net cash used in investing activities consisted of $1.5 million of property and equipment expenditures, $3.6 million for acquisitions of businesses and portfolios, and $0.9 million for payments for contract modifications for prepaid residual expenses.

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

Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its disclosure controls and procedures. The Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2009, 2010 and 2011 or as of June 30, 2012, due to the material weaknesses in our internal controls over financial reporting described below.

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

Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, 2010 and 2011 and as of June 30, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. The Board of Directors and management concluded that our internal control over financial reporting was not effective as of December 31, 2009, 2010 and 2011 or as of June 30, 2012 due to the five material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

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

Manual Journal Entries: To remediate the material weakness described above under “Manual Journal Entries,” the Company has implemented certain revised policies and procedures associated with the preparation and retention of supporting documentation as well as the review and approval of manual journal entries. Under the revised policies and procedures, evidence of proper review and approval of supporting documentation will be required prior to the posting of manual journal entries. In addition, the revised policies and procedures are designed to ensure that journal entries will be tracked and supporting documentation is appropriately retained.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified in respect of our entity level controls, sales agent verification and residual process, accounts payable process, expense reimbursement process, and manual journal entry process as discussed above, there have not been any changes in our internal control over financial reporting for the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

iPayment, Inc.

Date: January 31, 2013	By: /s/ Carl A. Grimstad
Carl A. Grimstad Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: January 31, 2013	By: /s/ Mark C. Monaco
Mark C. Monaco Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated herein by reference
	Description	Form	Date

3.1	Restated Certificate of Incorporation of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.2	Bylaws of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.3	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

3.4	Bylaws of Merger Co., as adopted by iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	1.1.1 XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.