Form 10-Q
period 2012-09-30
iPayment, Inc.; iPayment Holdings, Inc
filed 2013-01-31
CIK 1140184, 1364652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑

Title of each class	Shares Outstanding at January 31, 2013
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Consolidated Balance Sheets of iPayment, Inc. and iPayment Holdings, Inc. as of September 30, 2012 (unaudited), and December 31, 2011 (audited—Restated)	5

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) of iPayment, Inc. for the three months ended September 30, 2012 (successor) and September 30, 2011 (successor—Restated); for the nine months ended September 30, 2012 (successor), for the period from January 1, 2011, through May 23, 2011 (predecessor—Restated), and for the period from May 24, 2011, through September 30, 2011 (successor—Restated)	6

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) of iPayment Holdings, Inc. for the three months ended September 30, 2012 (successor) and September 30, 2011 (successor—Restated); for the nine months ended September 30, 2012 (successor), for the period from January 1, 2011, through May 23, 2011 (predecessor—Restated), and for the period from May 24, 2011, through September 30, 2011 (successor—Restated)	7

	Unaudited Consolidated Statements of Cash Flows of iPayment, Inc. for the nine months ended September 30, 2012 (successor), for the period from January 1, 2011, through May 23, 2011 (predecessor—Restated), and for the period from May 24, 2011, through September 30, 2011 (successor—Restated)	8

	Unaudited Consolidated Statements of Cash Flows of iPayment Holdings, Inc. for the nine months ended September 30, 2012 (successor), for the period from January 1, 2011, through May 23, 2011 (predecessor), and for the period from May 24, 2011, through September 30, 2011 (successor)	9

	Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

SIGNATURES		44

EXHIBIT INDEX		45

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands, except share data)	2012	2011 (Restated)	2012	2011 (Restated)
	Successor	Successor	Successor	Successor
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,094	$1	$3,094	$1
Accounts receivable, net of allowance for doubtful accounts of $1,574 and $1,580 at September 30, 2012, and December 31, 2011, respectively	27,541	33,765	27,541	33,765
Prepaid expenses and other current assets	3,139	2,104	3,139	2,104
Deferred tax assets	2,988	2,988	2,988	2,988

Total current assets	36,762	38,858	36,762	38,858
Restricted cash	825	542	825	542
Property and equipment, net	7,954	5,530	7,954	5,530
Merchant portfolio and other intangible assets, net of accumulated amortization of $87,272 and $41,725 at September 30, 2012, and December 31, 2011, respectively	226,009	259,957	226,009	259,957
Goodwill	678,705	669,562	679,505	670,362
Investment in 15.00%/15.00% Holdings notes	20,300	—	—	—
Other assets, net	22,312	23,862	24,001	27,051

Total assets	$992,867	$998,311	$975,056	$1,002,300

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,694	$5,773	$3,694	$5,773
Income taxes payable, net	743	6,650	181	3,820
Accrued interest	16,864	6,750	24,178	9,186
Accrued liabilities and other	24,473	21,899	24,473	21,935

Total current liabilities	45,774	41,072	52,526	40,714
Deferred tax liabilities, net	27,217	27,267	27,164	27,059
Long-term debt	772,990	774,284	882,976	903,141
Other liabilities	1,427	1,339	1,427	1,339

Total liabilities	847,408	843,962	964,093	972,253

Commitments and contingencies (Note 9)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2012, and December 31, 2011	165,764	165,764	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at September 30, 2012, and December 31, 2011	—	—	45,268	45,268
Accumulated deficit	(20,305)	(11,415)	(34,305)	(15,221)

Total stockholder’s equity	145,459	154,349	10,963	30,047

Total liabilities and stockholder’s equity	$992,867	$998,311	$975,056	$1,002,300

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

			Nine	Period From
			Months	May 24	January 1
	Three Months Ended		Ended	through	through
	September 30,		September 30,	September 30,	May 23,
(Dollars in thousands)	2012	2011 (Restated)	2012	2011 (Restated)	2011 (Restated)
	Successor	Successor	Successor	Successor	Predecessor
Revenues	$168,550	$180,740	$512,258	$258,172	$276,690
Operating expenses:
Interchange	86,809	100,396	255,669	142,658	147,779
Other costs of services	65,222	64,610	199,449	90,188	87,130
Selling, general and administrative	5,297	3,784	14,460	5,502	6,736
Embezzlement costs	287	1,442	2,411	1,881	1,153

Total operating expenses	157,615	170,232	471,989	240,229	242,798

Income from operations	10,935	10,508	40,269	17,943	33,892
Other expense:
Interest expense, net	15,750	16,503	48,589	23,740	15,578
Other expense (income), net	(1,475)	60	(1,826)	55	18,804

Loss before income taxes	(3,340)	(6,055)	(6,494)	(5,852)	(490)
Income tax provision (benefit)	(1,601)	(2,644)	(2,835)	(2,708)	411

Total comprehensive loss	$(1,739)	$(3,411)	$(3,659)	$(3,144)	$(901)

See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

			Nine	Period From
			Months	May 24	January 1
	Three Months Ended		Ended	through	through
	September 30,		September 30,	September 30,	May 23,
(Dollars in thousands)	2012	2011 (Restated)	2012	2011 (Restated)	2011 (Restated)
	Successor	Successor	Successor	Successor	Predecessor
Revenues	$168,550	$180,740	$512,258	$258,172	$276,690
Operating expenses:
Interchange	86,809	100,396	255,669	142,658	147,779
Other costs of services	65,265	64,610	199,567	90,188	87,130
Selling, general and administrative	5,324	3,784	14,533	5,502	6,736
Embezzlement costs	287	1,442	2,411	1,881	1,153

Total operating expenses	157,685	170,232	472,180	240,229	242,798

Income from operations	10,865	10,508	40,078	17,943	33,892
Other expense:
Interest expense, net	21,879	21,311	64,766	30,519	16,455
Other expense (income), net	(4,703)	60	(5,055)	55	18,804

Loss before income taxes	(6,311)	(10,863)	(19,633)	(12,631)	(1,367)
Income tax provision (benefit)	(449)	(3,535)	(412)	(3,979)	202

Total comprehensive loss	$(5,862)	$(7,328)	$(19,221)	$(8,652)	$(1,569)

See accompanying notes to consolidated financial statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Period From
	Nine Months	May 24	January 1
	Ended	through	through
	September 30,	September 30,	May 23,
(Dollars in thousands)	2012	2011 (Restated)	2011 (Restated)
	Successor	Successor	Predecessor
Cash flows from operating activities
Net loss	$(3,659)	$(3,144)	$(901)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	47,685	23,676	16,208
Noncash interest expense and other	2,476	981	7,529
Loss on disposal of property and equipment	1,036	334	262
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	6,224	3,005	48
Prepaid expenses and other current assets	(1,036)	(327)	(515)
Other assets	(794)	1,946	92
Accounts payable and income taxes payable	(7,986)	(6,385)	(10,627)
Accrued interest	10,114	12,306	2,959
Accrued liabilities and other	2,663	(9,304)	6,657

Net cash provided by operating activities	56,723	23,088	21,712

Cash flows from investing activities
Change in restricted cash	(283)	7	—
Expenditures for property and equipment	(5,439)	(3,521)	(1,085)
Acquisitions of businesses and portfolios	(19,025)	(24,300)	—
Purchase of 15.00%/15.00% Holdings Notes	(19,999)	—	—
Payments for prepaid residual expenses	(514)	(1,014)	(539)

Net cash used in investing activities	(45,260)	(28,828)	(1,624)

Cash flows from financing activities
Net borrowing (repayments) on line of credit	6,500	6,000	(15,500)
Repayments of debt	(8,000)	(14,500)	(615,138)
Net dividends paid to parent company	(5,235)	(400)	(135,539)
Proceeds from issuance of long-term debt, net of discount	—	—	785,125
Debt issuance costs	(1,635)	(1,570)	(22,054)

Net cash used in financing activities	(8,370)	(10,470)	(3,106)

Net increase (decrease) in cash and cash equivalents	3,093	(16,210)	16,982
Cash and cash equivalents, beginning of period	1	16,983	1

Cash and cash equivalents, end of period	$3,094	$773	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,933	$294	$11,518
Cash paid during the period for interest	$36,295	$10,453	$11,596
Non-cash increases in assets from redemption:
Intangible assets	$—	$127,336	$—
Goodwill	$—	$156,534	$—
Non-cash increases in assets from acquisitions:
Intangible assets	$4,625	$—	$—
Goodwill	$9,143	$—	$—

See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Period From
(Dollars in thousands)	Nine Months Ended September 30, 2012	May 24 through September 30 2011 (Restated)	January 1 through May 23 2011 (Restated)
	Successor	Successor	Predecessor
Cash flows from operating activities
Net loss	$(19,221)	$(8,652)	$(1,569)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	47,685	23,676	16,208
Noncash interest expense and other	8,998	1,126	7,539
Loss on disposal of property and equipment	1,036	334	262
Gain on purchase of 15.00%/15.00% Holdings notes	(3,860)	—	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	6,224	3,005	48
Prepaid expenses and other current assets	(1,036)	(327)	(515)
Other assets	(483)	2,191	92
Accounts payable and income taxes payable	(5,717)	(7,656)	(10,836)
Accrued interest	15,080	18,940	3,827
Deferred tax liabilities, net	155	—	—
Accrued liabilities and other	2,627	(9,304)	6,790

Net cash provided by operating activities	51,488	23,333	21,846

Cash flows from investing activities
Change in restricted cash	(283)	7	—
Expenditures for property and equipment	(5,439)	(3,521)	(1,085)
Acquisitions of businesses and portfolios	(19,025)	—	—
Payments related to businesses previously acquired	—	(24,300)	—
Payments for prepaid residual expenses	(514)	(1,014)	(539)

Net cash used in investing activities	(25,261)	(28,828)	(1,624)

Cash flows from financing activities
Net borrowing (repayments) on line of credit	6,500	6,000	(15,500)
Repayments of debt	(8,000)	(14,500)	(615,138)
Purchase of 15.00%/15.00% Holdings notes	(19,999)	—	—
Net dividends paid to parent company	—	(400)	(257,335)
Proceeds from issuance of long-term debt, net of discount	—	—	910,125
Debt issuance costs	(1,635)	(1,815)	(25,392)

Net cash used in financing activities	(23,134)	(10,715)	(3,240)

Net increase (decrease) in cash and cash equivalents	3,093	(16,210)	16,982
Cash and cash equivalents, beginning of period	1	16,983	1

Cash and cash equivalents, end of period	$3,094	$773	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,933	$294	$11,518
Cash paid during the period for interest	$41,313	$10,453	$11,596
Non-cash increases in assets from redemption:
Intangible assets	$—	$127,336	$—
Goodwill	$—	$157,241	$—
Non-cash increases in assets from acquisitions:
Intangible assets	$4,625	$—	$—
Goodwill	$9,143	$—	$—
Non-cash increases in debt	$4,872	$—	$—

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

The Equity Redemption, together with a refinancing of substantially all of iPayment’s and iPayment Investors’ then existing debt, were funded with the proceeds of new senior secured credit facilities entered into, and securities issued, on May 6, 2011, which we define in Note 3 below as the “Refinancing.” Please refer to Notes 3 and 6 for a further discussion of the Equity Redemption and the Refinancing.

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

As a result of the Equity Redemption, which occurred on May 23, 2011, as discussed further in Note 3, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Accordingly, as used in these notes to the consolidated financial statements, the results of operations discussed below for the nine months ended September 30, 2011, reflect the combined results of the Predecessor and Successor entities to facilitate comparison with the results of operations for the three and nine months ended September 30, 2012.

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

We believe the carrying amounts of financial instruments at September 30, 2012, approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of September 30, 2012. We estimate its fair value to be approximately $347.0 million, considering executed trades occurring around September 30, 2012. The carrying value of the term loan under the Senior Secured Credit Facilities, net of discount, was $351.0 million as of September 30, 2012. We estimate its fair value to be approximately $345.7 million, considering executed trades occurring around September 30, 2012. The carrying value of the 15.00%/ 15.00% Notes was $110.0 million as of September 30, 2012. We estimate its fair value to be approximately $88.0 million, considering executed trades occurring around September 30, 2012. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.

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

We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three and nine months ended September 30, 2012, amortization expense related to our merchant processing portfolios and other intangible assets was $14.4 million and $45.6 million, respectively. For the three months ended September 30, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $17.5 million. For the period from May 24 through September 30, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $22.9 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.4 million.

In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be treated as a change in estimate and accounted for prospectively. As a result of the Equity Redemption, we appraised merchant processing portfolios as of May 23, 2011. There were no material favorable or unfavorable trends identified in the attrition rates used for the three and nine months ended September 30, 2012. Consequently, there were no related adjustments to amortization expense for these periods. Please refer to Note 3 for further discussion.

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

Common Stock

iPayment and Holdings have 100 and 4,875,000 shares of common stock, respectively, that are issued and outstanding at September 30, 2012. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for our common stock or for the Warrants. No Warrants were exercised as of September 30, 2012.

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

The Company’s internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such misconduct occurred in five principal areas: (i) failure to maintain an adequate control environment that set a proper culture within our operations; (ii) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (iii) overstatement of certain vendor invoices, principally in the information technology area; (iv) falsification of certain employee expense reimbursements and other payments; and (v) the posting of manual journal entries without sufficient supporting documentation, adequate review, and approval. The Company believes that the foregoing activities, which generally occurred over a period from the third quarter of 2008 through September 2012, involved a total loss of funds to the Company of approximately $11.9 million through September 30, 2012 as set forth in the table below.

(Dollars in thousands)	Cumulative Through September 30, 2012	iPayment Holdings, Inc. & iPayment, Inc. (Successor & Predecessor combined)
		Nine Months Ended September 30, 2012	Cumulative Through December 31, 2011
Embezzlement costs
Residual expense	$4,737	$1,065	$3,672
Property and equipment	2,204	262	1,942
Other intangible assets	2,766	1,084	1,682
Residual buyout	1,625	—	1,625
Travel and entertainment	229	—	229
Prepaids and other receivables	208	—	208
Other	123	—	123

Total embezzlement costs	$11,892	$2,411	$9,481

Based on the results of the Company’s internal investigation, and the financial impact thereof on prior financial periods, the Boards of Directors of the Company and Holdings determined that the Company’s financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP’s reports thereon, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company’s Quarterly Reports on Form 10-Q (the “Affected Financial Statements”), should no longer be relied upon. As a result, the Company has restated the Affected Financial Statements to reflect the effect of such financial misconduct on the Affected Financial Statements. On January 29, 2013, the Company filed Amendment No. 1 to Form 10-K for the year ended December 31, 2011 and on January 31, 2013, the Company filed Amendment No. 1 to Form 10-Q for the period ended March 31, 2012 and Amendment No. 1 to Form 10-Q for the period ended June 30, 2012 with such restated financial statements.

Total embezzlement costs incurred by the Company cumulatively through September 30, 2012 were $11.9 million. $2.4 million of such identified losses were incurred during the nine months ended September 30, 2012; $0.3 million of which was incurred during the three month period ended September 30, 2012. The Company classified these as embezzlement costs included in total operating expenses.

The Company also included in the interim consolidated financial statements other previously unrecorded adjustments identified during the preparation of the previously filed interim consolidated financial statements at March 31, and June 30, 2012, which increased net loss.

These adjustments primarily were:

–

Reversal of an amortization adjustment of $2.0 million recorded in the three months ended March 31, 2012 related to excess residual buy-out amortization expense that was corrected in the 2011 restated consolidated financial statements filed in the Amended 2011 Annual Report; and

–

Reversal of an excess tax amortization adjustment of $1.4 million recorded in the three months ended March 31, 2012 related to tax basis goodwill that was corrected in the 2011 restated consolidated financial statements filed in the Amended 2011 Annual Report.

The impact of the adjustments related to the financial misconduct and the recording of other prior period adjustments not related to the financial misconduct made to the Affected Financial Statements presented in this quarterly report is shown in the accompanying tables.

Consolidated Balance Sheet (iPayment, Inc. and iPayment Holdings, Inc.)—As of December 31, 2011

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

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment, Inc. and iPayment Holdings, Inc.)—Three Months Ended September 30, 2011 (Unaudited)

	iPayment, Inc.			iPayment Holdings, Inc.
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2011
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$181,003	$(263)	$180,740	$181,003	$(263)	$180,740

Operating expenses:
Interchange	100,396	—	100,396	100,396	—	100,396
Other costs of services	66,049	(1,439)	64,610	66,049	(1,439)	64,610
Selling, general and administrative	3,848	(64)	3,784	3,848	(64)	3,784
Embezzlement costs	—	1,442	1,442	—	1,442	1,442

Total operating expenses	170,293	(61)	170,232	170,293	(61)	170,232

Income from operations	10,710	(202)	10,508	10,710	(202)	10,508

Other expense:
Interest expense, net	16,503	—	16,503	21,311	—	21,311
Other expense, net	60	—	60	60	—	60

Loss before income taxes	(5,853)	(202)	(6,055)	(10,661)	(202)	(10,863)
Income tax benefit	(2,232)	(412)	(2,644)	(3,123)	(412)	(3,535)

Total comprehensive loss	$(3,621)	$210	$(3,411)	$(7,538)	$210	$(7,328)

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment, Inc.)—Period from May 24 to September 30, 2011 (Successor) and January 1 to May 23, 2011 (Predecessor)

	iPayment, Inc.
	Period from May 24 to September 30, 2011 (Successor)—Unaudited			Period from January 1 to May 23, 2011 (Predecessor)—Audited
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$258,522	$(350)	$258,172	$276,690	$—	$276,690
Operating expenses:
Interchange	142,658	—	142,658	147,779	—	147,779
Other costs of services	92,153	(1,965)	90,188	88,474	(1,344)	87,130
Selling, general and administrative	5,576	(74)	5,502	6,736	—	6,736
Embezzlement costs	—	1,881	1,881	—	1,153	1,153

Total operating expenses	240,387	(158)	240,229	242,989	(191)	242,798

Income from operations	18,135	(192)	17,943	33,701	191	33,892
Other expense:
Interest expense, net	23,740	—	23,740	15,578	—	15,578
Other expense, net	55	—	55	18,804	—	18,804

Loss before income taxes	(5,660)	(192)	(5,852)	(681)	191	(490)
Income tax provision (benefit)	(2,158)	(550)	(2,708)	335	76	411

Total comprehensive loss	$(3,502)	$358	$(3,144)	$(1,016)	$115	$(901)

Consolidated Statement of Operations and Comprehensive Income (Loss) (iPayment Holdings, Inc.) — Period from May 24 to September 30, 2011 (Successor) and January 1 to May 23, 2011 (Predecessor)

	iPayment Holdings, Inc.
	Period from May 24 to September 30, 2011 (Successor)—Unaudited			Period from January 1 to May 23, 2011 (Predecessor)—Audited
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues	$258,522	$(350)	$258,172	$276,690	$—	$276,690
Operating expenses:
Interchange	142,658	—	142,658	147,779	—	147,779
Other costs of services	92,153	(1,965)	90,188	88,474	(1,344)	87,130
Selling, general and administrative	5,576	(74)	5,502	6,736	—	6,736
Embezzlement costs	—	1,881	1,881	—	1,153	1,153

Total operating expenses	240,387	(158)	240,229	242,989	(191)	242,798

Income from operations	18,135	(192)	17,943	33,701	191	33,892
Other expense:
Interest expense, net	30,519	—	30,519	16,455	—	16,455
Other expense (income), net	55	—	55	18,804	—	18,804

Loss before income taxes	(12,439)	(192)	(12,631)	(1,558)	191	(1,367)
Income tax provision (benefit)	(3,429)	(550)	(3,979)	126	76	202

Total comprehensive loss	$(9,010)	$358	$(8,652)	$(1,684)	$115	$(1,569)

Consolidated Statement of Cash Flows (iPayment, Inc.) — Period from May 24 to September 30, 2011 (Successor) and January 1 to May 23, 2011 (Predecessor)

	Period from May 24 to September 30, 2011 (Successor)—Unaudited			Period from January 1 to May 23, 2011 (Predecessor)—Audited
(Dollars in thousands)	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net loss	$(3,502)	$358	$(3,144)	$(1,016)	$115	$(901)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,000	(1,324)	23,676	16,441	(233)	16,208
Noncash interest expense and other	981	—	981	7,529	—	7,529
Loss on disposal of property and equipment	334	—	334	262	—	262
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	3,005	—	3,005	48	—	48
Prepaid expenses and other current assets	169	(496)	(327)	(457)	(58)	(515)
Other assets	(1,593)	3,539	1,946	123	(31)	92
Accounts payable and income taxes payable	(3,807)	(2,578)	(6,385)	(10,869)	242	(10,627)
Accrued interest	12,306	—	12,306	2,959	—	2,959
Accrued liabilities and other	(8,695)	(609)	(9,304)	7,178	(521)	6,657

Net cash provided by operating activities	24,198	(1,110)	23,088	22,198	(486)	21,712

Cash flows from investing activities
Change in restricted cash	7	—	7	—	—	—
Expenditures for property and equipment	(4,631)	1,110	(3,521)	(1,571)	486	(1,085)
Acquisitions of businesses and portfolios	(24,300)	—	(24,300)	—	—	—
Payments for prepaid residual expenses	(1,014)	—	(1,014)	(539)	—	(539)

Net cash used in investing activities	(29,938)	1,110	(28,828)	(2,110)	486	(1,624)

Cash flows from financing activities
Net borrowing (repayments) on line of credit	6,000	—	6,000	(15,500)	—	(15,500)
Repayments of debt	(14,500)	—	(14,500)	(615,138)	—	(615,138)
Net dividends paid to parent company	(400)	—	(400)	(135,539)	—	(135,539)
Proceeds from issuance of long-term debt, net of discount	—	—	—	785,125	—	785,125
Debt issuance costs	(1,570)	—	(1,570)	(22,054)	—	(22,054)

Net cash used in financing activities	(10,470)	—	(10,470)	(3,106)	—	(3,106)

Net increase (decrease) in cash and cash equivalents	(16,210)	—	(16,210)	16,982	—	16,982
Cash and cash equivalents, beginning of period	16,983	—	16,983	1	—	1

Cash and cash equivalents, end of period	$773	$—	$773	$16,983	$—	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$294	$—	$294	$11,518	$—	$11,518
Cash paid during the period for interest	$10,453	$—	$10,453	$11,596	$—	$11,596
Non-cash increases in assets from redemption:
Intangible assets	$127,543	$(207)	$127,336	$—	$—	$—
Goodwill	$155,582	$952	$156,534	$—	$—	$—

Consolidated Statement of Cash Flows (iPayment Holdings, Inc.) — Period from May 24 to September 30, 2011 (Successor) and January 1 to May 23, 2011 (Predecessor)

	Period from May 24 to September 30, 2011 (Successor)—Unaudited			Period from January 1 to May 23, 2011 (Predecessor)—Audited
(Dollars in thousands)	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Cash flows from operating activities
Net loss	$(9,010)	$358	$(8,652)	$(1,684)	$115	$(1,569)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,000	(1,324)	23,676	16,441	(233)	16,208
Noncash interest expense and other	1,126	—	1,126	7,539	—	7,539
Loss on disposal of property and equipment	334	—	334	262	—	262
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	3,005	—	3,005	48	—	48
Prepaid expenses and other current assets	169	(496)	(327)	(457)	(58)	(515)
Other assets	(1,348)	3,539	2,191	123	(31)	92
Accounts payable and income taxes payable	(5,078)	(2,578)	(7,656)	(11,078)	242	(10,836)
Accrued interest	18,940	—	18,940	3,827	—	3,827
Accrued liabilities and other	(8,695)	(609)	(9,304)	7,311	(521)	6,790

Net cash provided by operating activities	24,443	(1,110)	23,333	22,332	(486)	21,846

Cash flows from investing activities
Change in restricted cash	7	—	7	—	—	—
Expenditures for property and equipment	(4,631)	1,110	(3,521)	(1,571)	486	(1,085)
Payments related to businesses previously acquired	(24,300)	—	(24,300)	—	—	—
Payments for prepaid residual expenses	(1,014)	—	(1,014)	(539)	—	(539)

Net cash used in investing activities	(29,938)	1,110	(28,828)	(2,110)	486	(1,624)

Cash flows from financing activities
Net borrowing (repayments) on line of credit	6,000	—	6,000	(15,500)	—	(15,500)
Repayments of debt	(14,500)	—	(14,500)	(615,138)	—	(615,138)
Net dividends paid to parent company	(400)	—	(400)	(257,335)	—	(257,335)
Proceeds from issuance of long-term debt, net of discount	—	—	—	910,125	—	910,125
Debt issuance costs	(1,815)	—	(1,815)	(25,392)	—	(25,392)

Net cash used in financing activities	(10,715)	—	(10,715)	(3,240)	—	(3,240)

Net increase (decrease) in cash and cash equivalents	(16,210)	—	(16,210)	16,982	—	16,982
Cash and cash equivalents, beginning of period	16,983	—	16,983	1	—	1

Cash and cash equivalents, end of period	$773	$—	$773	$16,983	$—	$16,983

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$294	$—	$294	$11,518	$—	$11,518
Cash paid during the period for interest	$10,453	$—	$10,453	$11,596	$—	$11,596
Non-cash increases in assets from redemption:
Intangible assets	$127,543	$(207)	$127,336	$—	$—	$—
Goodwill	$156,289	$952	$157,241	$—	$—	$—

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

There were no acquisitions during the first nine months of 2012, including the acquisition of Flagship, that were significant enough to require pro forma disclosure.

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

(5) Other Intangibles

Payments for Prepaid Residual Expenses

We paid $0.5 million for prepaid residual expenses during the nine months ended September 30, 2012. For the period from May 24 through September 30, 2011, we made payments totaling $1.0 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. For the period from January 1 through May 23, 2011, we made payments totaling $0.5 million to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying Consolidated Balance Sheets and are amortized over their expected useful lives.

(6) Long-Term Debt

Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	As of September 30, 2012	As of December 31, 2011	As of September 30, 2012	As of December 31, 2011
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$352,500	$360,500	$352,500	$360,500
Revolving facility	22,000	15,500	22,000	15,500
Discount on Senior Secured Credit Facilities	(1,510)	(1,716)	(1,510)	(1,716)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	110,935	129,922
Discount on 15.00%/15.00% Notes, net of amortization of $217 as of 9/30/2012 and $101 as of 12/31/2011	—	—	(949)	(1,065)

	772,990	774,284	882,976	903,141
Less: Current portion of long-term debt	—	—	—	—

Total long-term debt	$772,990	$774,284	$882,976	$903,141

The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of September 30, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.90 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of September 30, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.05 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

During the first nine months of 2012, we have made net repayments of $8.0 million on the term loan under the Senior Secured Credit Facilities and $6.5 million of net borrowing on the revolving facility.

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

At September 30, 2012, iPayment had approximately $351.0 million of term loans outstanding, net of discount of $1.5 million at a weighted average interest rate of 5.75% and $22 million of borrowings under its revolving facility at a weighted average interest rate of 4.75%.

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

The total proceeds from the issuance of the Units was $121.7 million, net of issuance costs of $3.3 million. The valuation resulted in $1.2 million of the gross proceeds being allocated to the Warrants and accordingly, was recorded as a debt discount as of May 23, 2011. In accordance with the terms of the Warrant Agreement, the 15.00%/15.00% Notes and the Warrants separated on November 2, 2011, which is 180 days after the issue date of the Units. The Warrants are exercisable as of the opening of business on such date until 5:00 p.m., New York City time, on November 15, 2018. Each Warrant not exercised during such period will become void and all rights thereunder and all rights in respect thereof under the Warrant Agreement will cease as of such time. As of September 30, 2012, no Warrants have been exercised.

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

On July 20, 2012, iPayment purchased approximately $23.9 million principal amount of the 15.00%/15.00% Notes from a third party for $20.0 million in a privately negotiated transaction. The purchase of such 15.00%/15.00% Notes and the expenses associated therewith were funded with cash on hand and borrowings under the revolving facility under the Senior Secured Credit Facilities. As a result of the purchase of the 15.00%/15.00% Notes, Holdings recognized a gain of $3.3 million, net of the write-off of unamortized debt issuance costs of $0.6 million. Concurrent with the purchase of such 15.00%/15.00% Notes, we requested and obtained a $20.0 million increase in the aggregate revolving facility commitment. The aggregate commitment of the lenders under the revolving facility following such increase was $95.0 million.

iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities of $9.2 million, 10.25% Notes of $9.1 million, and the purchase of Holdings 15.00%/15.00% Notes of $1.5 million, as of September 30, 2012. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $2.4 million and a debt discount related to the Warrants of $0.9 million as of September 30, 2012.

These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.

Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities, the 10.25% Notes and the purchase of Holdings 15.00%/15.00% Notes were $1.3 million, $0.8 million and $0.1 million, respectively, for the nine months ended September 30, 2012. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was $0.2 million for the nine months ended September 30, 2012.

The determination by the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, that the Affected Financial Statements should no longer be relied upon resulted in a breach of certain representations, warranties and covenants set forth in the Senior Secured Credit Facilities, including but not limited to certain representations and warranties that the Affected Financial Statements (i) were prepared in accordance with GAAP consistently applied; and (ii) fairly presented the financial condition of the Company and its subsidiaries as of the date thereof and their results of operations for the periods covered thereby in accordance with GAAP. Further, as a result of the decision to restate the Affected Financial Statements, we were unable to comply with the covenant set forth in the Senior Secured Credit Facilities that we deliver our 3rd Quarter 2012 financial statements by no later than November 14, 2012. Finally, as a result of the foregoing breaches and defaults, we were unable to satisfy the conditions precedent for borrowing under the Senior Secured Credit Facilities’ revolving credit facility in order to borrow the funds necessary to make the scheduled interest payments due on November 15, 2012, under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.

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

As of September 30, 2012, iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries have net income taxes payable of $0.7 million and $0.2 million, respectively.

iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries have an income tax benefit of $1.6 million and $0.4 million, respectively, during the three months ended September 30, 2012, compared to an income tax benefit of $2.6 million and $3.5 million, respectively, in the comparative period in 2011. Full year forecasted effective tax rates are 49.6% for iPayment and its consolidated subsidiaries and 4.4% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34% and the 49.6% is attributable to state income taxes and expenses not deductible for income tax purposes. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, almost one-half of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries have an income tax benefit of $2.8 million and $0.4 million, respectively, during the first nine months of 2012, compared to income tax benefit of $2.3 million and $3.8 million, respectively, in the comparative period in 2011.

During the first nine months of 2012 and 2011, we accrued less than $0.1 million of interest related to our uncertain tax positions. As of September 30, 2012, our liabilities for unrecognized tax benefits totaled $1.4 million and are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheets at September 30, 2012 was approximately $0.3 million.

We file federal income tax returns and various state income tax returns. With limited exception, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to 2007.

At September 30, 2012, we had federal and state net operating loss carryforwards of approximately $3.5 million and $67.2 million, respectively. Our federal net operating loss carryforward begins to expire in 2021 and is subject to annual limitations under Section 382 of the Internal Revenue Code. Our various state net operating loss carryforwards begin to expire between 2016 through 2027 several of which are also subject to annual limitations.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended September 30, 2012.

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

(12) Adoption of Equity Incentive Plan

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

The Plan will be administered by the Board and the Board retains the power to select eligible employees to participate in the Plan. The Plan authorizes the issuance of up to 1,250,000 shares of Holdings common stock pursuant to awards granted under the Plan.

The Plan is an omnibus equity incentive plan that provides for awards of restricted Holdings common stock, options to purchase Holdings common stock, and phantom units that settle into shares of Holdings common stock upon vesting. Options granted under the Plan may either be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that are not incentive stock options. Awards granted under the Plan will be subject to vesting, forfeiture, and other terms and conditions (including terms related to voting rights with respect to restricted stock and the accrual and payment of dividends and dividend equivalents with respect to restricted stock and phantom units) as provided in individual award agreements.

Under the Plan, all participants who are awarded shares of restricted common stock or receive common stock upon the exercise of options or settlement of phantom units are required to become a party to a stockholders agreement between Holdings and its stockholders (the “Stockholders Agreement”) as a condition of such award, exercise, or settlement. The Stockholders Agreement contains provisions related to the acquisition, ownership, and disposition of Holdings shares, including customary transfer restrictions and “drag-along” rights. In addition, under the Stockholders Agreement, Holdings and Holdings’ chief executive officer, Carl A. Grimstad, are entitled to repurchase any shares acquired by the participant under the Plan in the event of the participant’s termination of employment.

In the event of a change in control, and subject to any other provisions included in the applicable award agreements, (1) the vesting of service-based awards will fully accelerate and (2) all vested options will be automatically cancelled for an amount equal to the consideration per share of Holdings common stock received in the change in control less the exercise price. It is intended that the award agreements for performance-based awards, and service-based phantom units, will set forth the effect of a change in control on those awards. Any accelerated vesting of awards under the Plan is subject to limitation to the extent necessary to prevent the participant from being subject to the excise tax under Section 4999 of the Code.

(13) Subsequent Events

Senior Secured Credit Facilities Waiver, Consent and Amendment

As discussed in Note 6, on November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities.

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

Background of Internal Investigation and Restatement

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

Based on the results of the Company’s internal investigation, and the financial impact thereof on prior financial periods, the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, determined that the Company’s financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP’s reports thereon, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company’s Quarterly Reports on Form 10-Q (the “Affected Financial Statements”), should no longer be relied upon. As a result, the Company has restated the Affected Financial Statements to reflect the effect of such financial misconduct on the Affected Financial Statements. See Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements.”

Executive Overview

We are a provider of credit and debit card payment processing services to small merchants across the United States. During September 2012, we generated revenue from approximately 177,000 merchants. Of these merchants, approximately 124,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services through both independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily in our main operating center in Westlake Village, California.

Our strategy is to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume decreased 1.1% to $16,882 million for the nine months ended September 30, 2012, from $17,064 million for the nine months ended September 30, 2011. This decrease in charge volume was due primarily to a lower average ticket per transaction per merchant in the first nine months of 2012 compared to 2011. Our revenues decreased $22.6 million or 4.2% to $512.3 million in the first nine months of 2012 from $534.9 million in the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume on debit card transactions, driven in large part by the impact from the Durbin Amendment to the Dodd-Frank Act (the “Durbin Amendment”) that became effective on October 1, 2011. Our net revenue increased 6.2% to $220.6 million for the nine months ended September 30, 2012, from $207.7 million during the same period in 2011. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Income from operations decreased 22.3% to $40.3 million for iPayment and its consolidated subsidiaries for the nine months ended September 30, 2012, from $51.8 million during the same period in 2011. Income from operations decreased 22.7% to $40.1 million for Holdings and its consolidated subsidiaries for the nine months ended September 30, 2012 from $51.8 million during the same period in 2011. The decline in income from operations was primarily due to increases in depreciation and amortization as a result of the Equity Redemption and resulting change of control. Loss before income taxes was $6.5 million for iPayment and its consolidated subsidiaries and $19.6 million for Holdings and its consolidated subsidiaries during the nine months ended September 30, 2012, compared to $6.3 million of loss before income taxes for iPayment and its consolidated subsidiary and $14.0 million for Holdings and its consolidated subsidiaries in the same period in 2011.

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

Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At September 30, 2012, and December 31, 2011, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.2 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at September 30, 2012, and December 31, 2011.

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

Results of Operations

As a result of the Equity Redemption, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” The results of operations discussed below for the nine months ended September 30, 2011 reflect the combined results of the Predecessor and Successor entities to facilitate comparison with the results of operations for the nine months ended September 30, 2012. See Note 3 to the consolidated financial statements.

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,				Change
(Dollars in thousands, except percentages)	2012	% of Total Revenue	2011 (Restated)	% of Total Revenue	Amount	%
	Successor		Successor
Revenues	$168,550	100.0%	$180,740	100.0%	$(12,190)	(6.7)%

Operating expenses
Interchange	86,809	51.5	100,396	55.5	(13,587)	(13.5)
Other costs of services (1)	65,222	38.7	64,610	35.7	612	0.9
Selling, general and administrative (2)	5,297	3.1	3,784	2.1	1,513	40.0
Embezzlement costs	287	0.2	1,442	0.8	(1,155)	(80.1)

Total operating expenses (3)	157,615	93.5	170,232	94.1	(12,617)	(7.4)

Income from operations	10,935	6.5	10,508	5.9	427	4.1
Other expense
Interest expense, net (4)	15,750	9.3	16,503	9.1	(753)	(4.6)
Other expense (income), net	(1,475)	(0.9)	60	—	(1,535)	(2,558.3)

Total other expense (5)	14,275	8.4	16,563	9.1	(2,288)	(13.8)

Loss before income taxes (6)	(3,340)	(1.9)	(6,055)	(3.2)	2,715	(44.8)
Income tax benefit (7)	(1,601)	(0.9)	(2,644)	(1.5)	1,043	(39.4)

Net loss (8)	$(1,739)	(1.0)%	$(3,411)	(1.7)%	$1,672	(49.0)%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended September 30, 2012, is $65.3 million.
(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2012, is $5.3 million.
(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the three months ended September 30, 2012, is $157.7 million.
(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2012, and September 30, 2011, are $21.9 million and $21.3 million, respectively.
(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2012, and September 30, 2011, are $17.2 million and $21.4 million, respectively.
(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended September 30, 2012, and September 30, 2011, are $6.3 million and $10.9 million, respectively.
(7)	Income tax benefit of Holdings and its consolidated subsidiaries for the three months ended September 30, 2012, and September 30, 2011, are $0.4 million and $3.5 million, respectively.
(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended September 30, 2012, and September 30, 2011, are $5.9 million and $7.3 million, respectively.

Revenues. Revenues decreased 6.7% to $168.6 million in the third quarter of 2012 from $180.7 million during the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment, which regulates interchange levels for certain debit transactions.

Interchange Expenses. Interchange expenses decreased 13.5% to $86.8 million in the third quarter of 2012 from $100.4 million during the same period in 2011. Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of merchant processing volume, driven in large part by changes in debit card interchange rates that card issuing banks may charge as a result of the Durbin Amendment.

Other Costs of Services. Other costs of services increased to $65.2 million for iPayment and its consolidated subsidiaries in the third quarter of 2012 as compared to $64.6 million during the same period in 2011. Other costs of services increased to $65.3 million for Holdings and its consolidated subsidiaries in the third quarter of 2012 as compared to $64.6 million during the same period in 2011.

Selling, General and Administrative. Selling, general and administrative expenses increased 40.0% to $5.3 million in the third quarter of 2012 as compared to $3.8 million during the same period in 2011. These increases are attributable to higher personnel-related expenses, professional services and other operating expenses.

Other Expense. Total other expense decreased $2.3 million for iPayment and its consolidated subsidiaries and $4.2 million for Holdings and its consolidated subsidiaries in the third quarter of 2012, from $16.6 million for iPayment and its consolidated subsidiaries and $21.4 million for Holdings and its consolidated subsidiaries during the same period in 2011. Other income in the third quarter of 2012 primarily consisted of the recognition of a $1.4 million settlement with CPC/Tsys and a gain of $3.3 million on purchase of the 15.00%/15.00% Holding Notes. Interest expense decreased to $15.8 million for iPayment and its consolidated subsidiaries and $21.9 million for Holdings and its consolidated subsidiaries in the third quarter of 2012 from $16.5 million for iPayment and its consolidated subsidiaries and $21.3 million for Holdings and its consolidated subsidiaries in the same period in 2011, largely due to a higher average debt balance as a result of the Refinancing as well as higher weighted average interest rates.

Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries each had an income tax benefit of $1.6 million and $0.4 million, respectively, during the third quarter of 2012, compared to income tax benefit of $2.6 million and $3.5 million, respectively, in the comparative period in 2011. Full year forecasted effective tax rates are 49.6% for iPayment and its consolidated subsidiaries and 4.4% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34.0% and the 49.6% is attributable to state income taxes and expenses not deductible for income tax purposes. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, almost one-half of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,				Change
(Dollars in thousands, except percentages)	2012	% of Total Revenue	2011 (Restated)	% of Total Revenue	Amount	%
	Successor		Combined
Revenues	$512,258	100.0%	$534,862	100.0%	$(22,604)	(4.2)%
Operating expenses
Interchange	255,669	49.9	290,437	54.3	(34,768)	(12.0)
Other costs of services (1)	199,449	38.9	177,318	33.2	22,131	12.5
Selling, general and administrative (2)	14,460	2.8	12,238	2.3	2,222	18.2
Embezzlement costs	2,411	0.5	3,034	0.6	(623)	(20.5)

Total operating expenses (3)	471,989	92.1	483,027	90.4	(11,038)	(2.3)

Income from operations	40,269	7.9	51,835	9.6	(11,566)	(22.3)
Other expense
Interest expense, net (4)	48,589	9.5	39,318	7.4	9,271	23.6
Other (income), net	(1,826)	(0.4)	18,859	3.5	(20,685)	(109.7)

Total other expense (5)	46,763	9.1	58,177	10.9	(11,414)	(19.6)

Loss before income taxes (6)	(6,494)	(1.2)	(6,342)	(1.3)	(152)	2.4
Income tax benefit (7)	(2,835)	(0.6)	(2,297)	(0.4)	(538)	23.4

Net loss (8)	$(3,659)	(0.6)%	$(4,045)	(0.9)%	$386	(9.5)%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2012, is $199.6 million.
(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2012, is $14.5 million.
(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2012, is $472.2 million.
(4)	Net interest expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2012, and September 30, 2011, are $64.8 million and $47.0 million, respectively.
(5)	Total other expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2012, and September 30, 2011, are $59.7 million and $65.8 million, respectively.
(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2012, and September 30, 2011, are $19.6 million and $14.0 million, respectively.
(7)	Income tax benefit of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2012, and September 30, 2011, are $0.4 million and $3.8 million, respectively.
(8)	Net loss of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2012, and September 30, 2011, are $19.2 million and $10.2 million, respectively.

Revenues. Revenues decreased 4.2% to $512.3 million in the first nine months of 2012 from $534.9 million during the same period in 2011. The decrease in revenues was primarily due to a reduction in the average discount rate charged to merchants as a percentage of merchant processing volume, driven in large part by the impact from the Durbin Amendment, which regulates interchange levels for certain debt transactions. Merchant processing volume, which represents the total value of transactions processed by us, decreased by 1.1% to $16,882 million during the first nine months of 2012 from $17,064 million during the same period in 2011.

Interchange Expenses. Interchange expenses decreased 12.0% to $255.7 million in the first nine months of 2012 from $290.4 million during the same period in 2011. Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of merchant processing volume, driven in large part by changes in debit card interchange rates that card issuing banks may charge as a result of the Durbin Amendment.

Other Costs of Services. Other costs of services increased 12.5% to $199.4 million for iPayment and its consolidated subsidiaries in the first nine months of 2012 as compared to $177.3 million during the same period in 2011. Other costs of services increased 12.6% to $199.6 million for Holdings and its consolidated subsidiaries in the first nine months of 2012 as compared to $177.3 million during the same period in 2011. The increase in other costs of services was primarily due to higher sales expenses and amortization expenses as a result of the application of ASC 805 in May 2011. See Note 3 to the consolidated financial statements, for more information.

Selling, General and Administrative. Selling, general and administrative expenses increased 18.2% to $14.5 million for iPayment and its consolidated subsidiaries in the first nine months of 2012 compared to $12.2 million during the same period in 2011. Selling, general and administrative expenses increased 18.9% to $14.5 million for Holdings and its consolidated subsidiaries in the first nine months of 2012 compared to $12.2 million during the same period in 2011. The increase is attributable to higher personnel-related expenses, professional services and other operating expenses.

Other Expense. Total other expense decreased $11.4 million to $46.8 million for iPayment and its consolidated subsidiaries in the first nine months of 2012 from $58.2 million for the same period in 2011. Total other expense decreased $6.1 million to $59.7 million for Holdings and its consolidated subsidiaries in 2012 from $65.8 million in 2011. Other expense in 2011 primarily consisted of $18.7 million of expenses related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for iPayment’s then existing senior secured credit facilities and senior subordinated notes, $4.7 million premium paid for the redemption of such senior subordinated notes and $7.5 million of strategic advisory fees. Interest expense increased $9.3 million to $48.6 million for iPayment and its consolidated subsidiaries and increased $17.8 million to $64.8 million for Holdings and its consolidated subsidiaries in the first nine months of 2012 from $39.3 million for iPayment and its consolidated subsidiaries and $47.0 million for Holdings and its consolidated subsidiaries in the same period in 2011, largely due to a higher average debt balance as a result of the Refinancing as well as a higher weighted average interest rate.

Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries each have an income tax benefit of $2.8 million and $0.4 million, respectively, during the first nine months of 2012, compared to income tax benefit of $2.3 million and income tax benefit of $3.8 million, respectively, in the comparative period in 2011. Full year forecasted effective tax rates for the first nine months of 2012 are 49.6% for iPayment and its consolidated subsidiaries and 4.4% for Holdings and its consolidated subsidiaries with the difference resulting from a portion of Holdings’ interest expense. The difference between the statutory federal rate of 34% and the 49.6% is attributable to state income taxes and expenses not deductible for income tax purposes. We are subject to interest deductibility limitations with respect to interest accruing on the 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes. Consequently, almost one-half of the interest expense under the 15.00%/15.00% Notes is non-deductible by Holdings.

Liquidity and Capital Resources

As of September 30, 2012, and December 31, 2011, we had cash and cash equivalents of approximately $3.1 million and less than $0.1 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of September 30, 2012, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $9.0 million compared to a net deficit of $2.2 million as of December 31, 2011. The increase in net deficit resulted primarily from reductions in accounts receivables of $6.2 million and increases in accrued interest and accrued liabilities and other of $10.1 million and $2.6 million, respectively, offset by reductions in accounts payable and income tax payable of $2.1 million and $5.9 million, respectively, and increases in prepaid expenses and other current assets and cash and cash equivalents of $1.0 million and $3.1 million, respectively.

As of September 30, 2012, Holdings and its consolidated subsidiaries had a net working capital deficit of $15.8 million compared to a net deficit of $1.9 million as of December 31, 2011. The increase in net deficit resulted primarily from reductions in accounts receivable of $6.2 million and increases in accrued interest and accrued liabilities and other of $15.0 million and $2.5 million, respectively, offset by reductions in accounts payable and income taxes payable of $2.1 million and $3.6 million, respectively, and increases in prepaid expenses and other current assets and cash and cash equivalents of $1.0 million and $3.1 million, respectively.

We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.

We have significant outstanding long-term debt as of September 30, 2012. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 6 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of September 30, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.90 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of September 30, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.05 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

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

The determination by the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, that the Affected Financial Statements should no longer be relied upon resulted in a breach of certain representations, warranties and covenants set forth in the Senior Secured Credit Facilities, including but not limited to certain representations and warranties that the Affected Financial Statements (i) were prepared in accordance with GAAP consistently applied and (ii) fairly presented the financial condition of the Company and its subsidiaries as of the date thereof and their results of operations for the periods covered thereby in accordance with GAAP. Further, as a result of the decision to restate the Affected Financial Statements, we were unable to comply with the covenant set forth in the Senior Secured Credit Facilities that we deliver our 3rd Quarter 2012 financial statements by no later than November 14, 2012. Finally, as a result of the foregoing breaches and defaults, we were unable to satisfy the conditions precedent for borrowing under the Senior Secured Credit Facilities’ revolving credit facility in order to borrow the funds necessary to make the schedule interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.

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

Operating activities

Net cash provided by operating activities was $56.7 million for iPayment and its consolidated subsidiaries during the first nine months of 2012. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $3.7 million adjusted by depreciation and amortization of $47.7 million, non-cash interest expense and other of $2.5 million, loss on disposal of property and equipment of $1.0 million, and a net favorable change in operating assets and liabilities of $9.2 million. The net favorable change in operating assets and liabilities are primarily due to a decrease in accounts receivable of $6.2 million, an increase in accrued interest and accrued liabilities and other of $10.1 million and $2.7 million, offset by a decrease in accounts payable and income taxes payable of $8.0 million, as a result of federal and state tax payments made during 2012.

For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $51.5 million consisted of a net loss of $21.3 million adjusted by depreciation and amortization of $47.7 million, non-cash interest expense and other of $9.0 million, loss on disposal of property and equipment of $1.0 million, gain on purchase of 15.00%/15.00% Holdings Notes of $3.3 million, net of the write-off of unamortized debt issuance costs of $0.6 million, and a net favorable change in operating assets and liabilities of $16.9 million. The net favorable change in operating assets and liabilities are primarily due to an increase in accrued liabilities and other and accrued interest of $2.6 million and $15.1 million and a decrease in accounts receivable of $6.2 million, offset by a decrease in accounts payable and income taxes payable of $5.7 million, as a result of federal and state tax payments made during 2012.

Net cash provided by iPayment and its consolidated subsidiaries’ operating activities was $44.8 million during the first nine months of 2011, consisting of a net loss of $4.0 million adjusted by depreciation and amortization of $39.9 million, non-cash interest expense and other of $8.5 million, loss on disposal of property and equipment of $0.6 million, and a net unfavorable change in operating assets and liabilities of $0.1 million primarily due to decreases in accounts payable and income taxes payable offset by an increase in accrued interest.

Net cash provided by Holdings and its consolidated subsidiaries’ operating activities was $45.2 million during the first nine months of 2011, consisting of a net loss of $10.2 million adjusted by depreciation and amortization of $39.9 million, non-cash interest expense and other of $8.7 million, loss on disposal of property and equipment of $0.6 million, and a net favorable change in operating assets and liabilities of $6.3 million primarily due to an increase in accrued interest offset by decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011.

Investing activities

Net cash used in investing activities for iPayment and its consolidated subsidiaries was $45.3 million during the first nine months of 2012. Net cash used in investing activities consisted primarily of $5.4 million of property and equipment expenditures, $19.0 million of acquisitions of businesses and portfolios, $20.0 million for the purchase of Holdings 15.00%/15.00% Notes, and $0.5 million for payments for contract modifications for prepaid residual expenses and other intangible assets.

Net cash used in investing activities for Holdings and its consolidated subsidiaries was $25.3 million during the first nine months of 2012. Net cash used in investing activities consisted primarily of $5.4 million of property and equipment expenditures, $19.0 million of acquisitions of businesses and portfolios, and $0.5 million for payments for contract modifications for prepaid residual expenses and other intangible assets.

Net cash used in investing activities was $30.5 million during the first nine months of 2011. Net cash used in investing activities consisted of $4.6 million of property and equipment expenditures, $24.3 million for acquisitions of merchant portfolios, and $1.6 million for payments for contract modifications for prepaid residual expenses and other intangible assets.

Financing activities

Net cash used in financing activities for iPayment and its consolidated subsidiaries was $8.4 million during the first nine months of 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities, $6.5 million of borrowing on the revolving facility thereunder, $20.0 million for the purchase of Holdings 15.00%/15.00% Notes and $1.6 million of debt issuance costs, and a $5.2 million dividend to Holdings which was used for the $5.1 million interest payment on the debt. Net cash used in financing activities for Holdings and its consolidated subsidiaries was $23.1 million during the first nine months of 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities, $6.5 million of borrowing on the revolving facility thereunder, $20.0 million for the purchase of Holdings 15.00%/15.00% Notes and $1.6 million of debt issuance costs.

Net cash used in iPayment and its consolidated subsidiaries’ financing activities was $13.6 million during the first nine months of 2011, consisting of proceeds from the issuance of long term debt of $785.1 million, net of discount, related to the Senior Secured Credit Facilities and the 10.25% Notes, $23.6 million of debt issuance costs related to the refinancing, $135.5 million paid as a dividend to Holdings in connection with the consummation of the Equity Redemption and $0.4 million paid as a dividend to iPayment Investors, $629.6 million of net repayments on our senior secured credit facilities and previously existing senior subordinated notes, of which $615.1 million was paid under iPayment’s previously existing senior secured credit facilities and previously existing senior subordinated notes and $14.5 million under the Senior Secured Credit Facilities, and $9.5 million of net repayments under our revolving facility.

Net cash used in Holdings and its consolidated subsidiaries’ financing activities was $14.0 million during 2011, consisting of proceeds from the issuance of long term debt of $910.1 million, net of discount, related to the Senior Secured Credit Facilities, the 10.25% Notes and the 15.00%/15.00% Notes, offset by $27.2 million of debt issuance costs related to the Refinancing, $257.3 million paid as a dividend in connection with the consummation of the Equity Redemption and $0.4 million paid as a dividend to iPayment Investors, $629.6 million of net repayments on our senior secured credit facilities and previously existing senior subordinated notes, of which $615.1 million was paid under iPayment’s previously existing senior secured credit facilities and previously existing senior subordinated notes and $14.5 million under our term facility, and $9.5 million of net repayments under our revolving facility.

See Notes 3 and 6 to the consolidated financial statements for further detail regarding the Company’s long-term debt and the Refinancing.

Contractual Obligations

The following table of our material contractual obligations as of September 30, 2012, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	374,500	—	—	374,500	—
10.25% Notes	400,000	—	—	—	400,000
Interest, net of discount and amortization(1)	329,424	63,052	126,105	115,835	24,432
Operating lease obligations	13,837	2,151	3,487	3,358	4,841
Purchase obligations and other(2)	2,529	636	1,273	620	—

Total contractual obligations	1,120,290	65,839	130,865	494,313	429,273
Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	168,112	—	—	—	168,112
Interest(1)(3)	121,577	10,299	23,019	50,434	44,436

Total contractual obligations	289,689	10,299	23,019	50,434	212,548

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of September 30, 2012, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 6 to the consolidated financial statements.
(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors and other service-related obligations.
(3)	Assumes that (i) for all interest periods through and including May 15, 2015, Holdings will pay interest on 50% of the outstanding principal amount of its 15.00%/15.00% Notes in cash and 50% in kind and (ii) after May 15, 2015, Holdings will make all interest payments on the 15.00%/15.00% Notes entirely in cash.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of operations and comprehensive income (loss) or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of operations and comprehensive income (loss) for the interim period ended September 30, 2012.

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

Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of September 30, 2012, we had $374.5 million of loans outstanding under our Senior Secured Credit Facilities, all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of September 30, 2012 of approximately $3.7 million.

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

Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its disclosure controls and procedures. The Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2009, 2010 and 2011 or as of September 30, 2012, due to the material weaknesses in our internal controls over financial reporting described below.

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

Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, 2010, and 2011 and as of September 30, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. The Board of Directors and management concluded that our internal control over financial reporting was not effective as of December 31, 2009, 2010, and 2011 or as of September 30, 2012 due to the five material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

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

Sales Agent Verification: To remediate the material weakness described above under “Sales Agent Verification,” the Company has implemented revised policies and procedures around the creation and authorization of new sales agents, monthly review of residual payments, post-residual payment quality control verification, and the movement of merchant accounts, including “house” accounts. The Company will continue to assess its standardized processes to further enhance the effectiveness of financial reviews, including the analysis and monitoring of financial information in a consistent and thorough manner.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified in respect of our entity level controls, sales agent verification and residual process, accounts payable process, expense reimbursement process, and manual journal entry process as discussed above, there have not been any changes in our internal control over financial reporting for the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated herein by reference
Number	Description	Form	Date

3.1	Restated Certificate of Incorporation of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.2	Bylaws of iPayment Holdings, Inc.	Registration Statement on Form S-4	October 11, 2011

3.3	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

3.4	Bylaws of Merger Co., as adopted by iPayment, Inc.	Registration Statement on Form S-4	July 21, 2006

10.1*	Waiver, Consent and Amendment, dated as of November 14, 2012, to the Credit Agreement, dated as of May 6, 2011, between iPayment, Inc., iPayment Holdings, Inc., the other guarantors named therein, the Lenders named therein and JP Morgan Chase Bank, N.A.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	1.1.1 XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.