Form 10-K
period 2012-12-31
iPayment, Inc.; iPayment Holdings, Inc
filed 2013-04-01
CIK 1140184, 1364652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was:

iPayment Holdings, Inc.	NONE
iPayment, Inc.	NONE

Title of each class	Shares Outstanding at March 29, 2013
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

2

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

The forward-looking statements included in this Annual Report are subject to risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those which may be forecast and projected. Under no circumstances should the inclusion of such information in this Annual Report be regarded as a representation, warranty or prediction with respect to the accuracy of the underlying assumptions by us or any other person. Investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results expressed or anticipated in these statements. These factors include, without limitation:

•	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;

•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate;

•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;

•	our and our bank sponsors’ ability to adhere to the standards of the Visa and MasterCard payment card associations;

•	our reliance on third-party processors and service providers;

•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;

•	our ability to pass along increases in interchange costs and other costs to our merchants;

•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;

•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;

•	the impact on our reputation of negative publicity arising from the previously disclosed fraud committed by certain of our former employees;

•	the effects of increased competition, which could adversely impact our financial performance;

•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;

•	the effect of adverse business conditions on our merchants;

•	our ability to adopt technology to meet changing industry and customer needs or trends;

•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;

•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;

•	the impact of seasonality on our operating results;

•	the impact of any failure in our systems due to factors beyond our control;

•	the impact of any material breaches in the security of our systems;

•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;

•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;

•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;

•	our ability to successfully defend against various legal proceedings;

•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;

•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and

•	the other factors identified in the section of this Annual Report entitled “Risk Factors.”

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

As more fully described in “Business—Our History” on May 23, 2011, iPayment Investors, L.P. (“iPayment Investors”), which, prior to its merger with Holdings, was our ultimate parent, and iPayment GP, LLC (“iPayment GP”), the general partner of iPayment Investors, completed the redemption (the “Equity Redemption”) of all of the direct and indirect equity interests in iPayment Investors and iPayment GP of (i) Gregory Daily, iPayment’s former Chairman and Chief Executive Officer and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in iPayment Investors. The Equity Redemption resulted in a change in control and accordingly has been accounted for as a business combination in accordance with ASC 805 “Business Combinations.” As a result of the Equity Redemption, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” In addition, the results provided for the year ended December 31, 2011 refer to the combined results of the Predecessor and Successor entities for such period.

On August 28, 2012, iPayment Investors merged with and into Holdings, with Holdings as the surviving entity.

PART I

ITEM 1.	BUSINESS

General

We are a provider of credit and debit card payment processing services to small merchants across the United States. We conduct all of our operations through our operating company, iPayment, Inc., or “iPayment,” and its subsidiaries. iPayment and its direct parent, iPayment Holdings, Inc., or “Holdings,” are incorporated in Delaware. Holdings is a holding company that does not have any operations or material assets other than the direct and indirect ownership of all of the capital stock of iPayment and its subsidiaries, respectively. All of the capital stock of Holdings is owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, Harold H. Stream, III, and certain entities and family trusts affiliated with Mr. Grimstad or Mr. Stream.

Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the internet. During December 2012, we generated revenue from approximately 170,000 merchants. Of these merchants, approximately 118,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. We market and sell our services through independent sales groups, or “ISGs,” which are non-employee, external sales organizations, our employee field sales force, telesales, marketing directly to merchants using electronic media and other third party resellers of our products and services. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services, primarily in our main operating center in Westlake Village, California.

Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume processed for 2012 was $22.2 billion, slightly lower than the charge volume processed in 2011 of $22.7 billion. Our revenues decreased $27.1 million or 3.8% to $681.1 million in 2012 from $708.2 million in 2011. Our net revenue increased 2.3% to $292.9 million in 2012 from $286.3 million in 2011. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Revenues decreased primarily due to a decrease in processing revenues as a result of changes in rates for certain debit transactions mandated as a result of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Income from operations decreased 12.0% to $57.5 million during 2012 from $65.3 million during 2011, primarily as a result of increased sales related expense and higher amortization expense incurred as a result of the Company’s recapitalization in 2011. Loss before income taxes was $5.0 million in 2012, compared to $9.2 million loss before income taxes in 2011 for iPayment and its consolidated subsidiaries. For Holdings and its consolidated subsidiaries, loss before income taxes was $23.1 million in 2012, compared to $21.8 million of loss before income taxes in 2011.

Industry Overview

Significant market opportunity

The use of electronic forms of payment, such as credit and debit cards, by consumers in the United States has increased steadily over the past ten years and is projected by The Nilson Report to continue to increase through at least 2016. The growth is a result of wider merchant acceptance, growth in consumer spending, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, in 2012, merchant locations in the United States generated approximately $3.8 trillion of total purchases using card-based systems compared to approximately $3.6 trillion in 2011. Total purchases in the United States using card-based systems are expected to grow to approximately $6.1 trillion by 2016, representing a compound annual growth rate of approximately 11.1% from 2011 to 2016. As credit and debit card usage increases, we believe that businesses, both large and small, will need to increasingly accept card-based payments to remain competitive.

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

Services and economics

We enable small merchants to accept credit and debit cards by providing a range of services, which include transaction processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. For these services, we charge our merchants a discount fee, or the “Merchant Discount,” which is based primarily on a percentage of the dollar amount of each transaction we process. The Merchant Discount may vary based on several other factors, including the type of merchant, the type of card used and whether the transaction process is a swipe transaction or a card-not-present transaction (i.e., over the Internet or by mail, fax or telephone). For example, the Merchant Discount we typically receive for a credit card transaction is approximately 2.7% of the dollar amount of the transaction. In 2012, we derived approximately 88% of our revenues from the Merchant Discount that we charge for each transaction, which we believe has contributed to a stable, recurring revenue base.

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

The following table provides an example of a typical transaction, including amounts paid to the card-issuing bank, Visa, MasterCard or other card association, the processing vendor, the sponsoring bank and us. This example also presents some of our other costs of services, which typically include sales related costs, merchant losses and various other expenses.

Purchase amount	$100.00
Less: cash to merchant	(97.00)

iPayment gross revenue (Merchant Discount)	$3.00
Less: interchange fees	(1.75)
Less: network dues and assessments and bank processing fees	(0.21)

iPayment net settlement	$1.04
Less: other transaction costs	(0.61)

iPayment processing margin	$0.43

We market and sell our services to merchants throughout the United States through a network of ISGs, which are non-employee, external sales organizations with which we have contractual relationships and directly to merchants through our employee field sales force, partnerships with various associations and agents banks, through the use of electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. Our relationships with ISGs are typically mutually non-exclusive, permitting us to establish relationships with multiple ISGs and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our sales channels to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service and merchant reporting. In addition, we believe we offer the ISGs more rapid and consistent review of merchant applications than may be available from other service providers. Additionally, in certain circumstances, we offer our sales organizations tailored compensation programs and unique technology applications to assist them in the sales process. We keep an open dialogue with our sales partners to address their concerns as quickly as possible and to work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring our merchants do not unduly suffer downtime or the unnecessary withholding of funds.

As compensation for their referral of merchant accounts, we pay our ISGs an agreed-upon residual, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our ISGs varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our ISGs, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the groups in respect of the merchants they have referred to us. As of December 31, 2012, we had outstanding loans to ISGs in an aggregate amount of $0.6 million. We may decide to loan additional amounts in the future. The notes representing these loans bear interest in amounts ranging from 8.0% to 14.5% and are due through 2017. We secure the loans by attaching the ISGs’ assets, including the rights they have to receive residuals and fees generated by the merchants they refer to us, any other accounts receivable and, in certain cases, by obtaining personal guarantees from the individuals who operate the ISGs.

Relationships with Sponsors and Processors

In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa as an independent sales organization and with MasterCard as a member service provider.

Sponsoring Banks. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo. The initial term of our agreement with Wells Fargo lasts through December 2014 and will thereafter automatically continue unless either party provides the other at least six months’ notice of its intent to terminate. Typically, the sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard rules and regulations, change to prevent either the applicable bank or us from performing its services under the applicable agreement. From time to time, we may enter into agreements with additional banks. See “Risk Factors—Risk Factors Relating to Our Business—We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.”

Processing Vendors. We have agreements with several processing vendors to provide us with, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor is First Data Merchant Services Corporation (“FDMS”), with which we have entered into several service agreements. Each of the FDMS service agreements may be terminated by FDMS if, among other things, (i) we fail to comply with certain requirements of the agreements (including, but not limited to, failing to pay any amount due under the agreements) and we do not cure such failure within 30 days after receipt of written notice of such failure, (ii) certain insolvency events occur with respect to us, (iii) we fail to maintain our good standing in the Visa or MasterCard associations or (iv) FDMS terminates all of our customer accounts pursuant to the agreements. We may terminate each of the agreements if, among other things, (i) certain insolvency events occur with respect to FDMS, (ii) FDMS materially breaches any of the terms, covenants or conditions of the agreements and fails to cure such breach within 30 days following receipt of written notice thereof, or (iii) under certain circumstances, FDMS is unable to perform interchange settlement services.

Our Merchant Base

We serve a large group of merchants in a broad range of business industries. We believe this diversity contributes to a stable revenue base. No single merchant accounted for more than 1% of our aggregate charge volume for 2012. Because of our limited customer concentration, variation in charge volume from any one merchant or industry has a limited effect on our total charge volume and financial results. The following chart shows the primary categories of the merchants we serve based on 2012 charge volume:

Small merchants, such as those served by our Company, have historically paid higher fees per transaction than larger merchants because they are difficult to identify and service, and their businesses are more likely to fail than larger merchants.

Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants we serve makes them less likely to change providers because of the inconvenience associated with such a transfer. During 2012, we experienced monthly volume attrition ranging from 1.5% to 2.2% of our total annual charge volume on our merchant portfolios. The primary causes of attrition among our small business customers are business failure, competition from other providers of payment processing services and our proactive closure of merchant accounts for risk related reasons.

Risk Management

As a result of our exposure to potential liability for merchant fraud, chargebacks, and other losses created by our merchant services business, we view our risk management practices as integral to our operations and overall success.

As of December 31, 2012, we had a staff of 33 employees dedicated to risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchant customers and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud, established as a result of our management’s extensive experience with higher risk market segments, has resulted in our development and implementation of highly effective risk management and fraud prevention systems and procedures.

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

Reserves. Some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2012, our total reserve deposits were approximately $30.4 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.

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

Technology

In the course of our operations, we solicit, compile and maintain a large database of information relating to our merchants and their transactions. We place significant emphasis on providing a high level of security in order to protect the information of our merchants and their customers. We have been in compliance with Visa and MasterCard’s security standards since 2006. We have deployed the latest generation of network intrusion detection technology and system monitoring appliances to enhance our level of protection.

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

Competition

The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:

•	quality and reliability of service;

•	ability to evaluate, undertake and manage risk;

•	ability to attract and retain independent sales organizations;

•	speed in approving merchant applications and deploying equipment; and

•	cost to the customer.

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

Segment Information and Geographical Information

We consider our business activities to be in a single reporting segment as we derive approximately 88% of our revenues and results of operations from processing revenues and other fees from electronic payments. During 2012, 2011, and 2010, no single merchant accounted for more than 1% of our revenues. All of our revenue is generated from, and all of our long-lived assets are located in, the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.

Our History

iPayment Technologies, Inc., (“Technologies”) was formed in 1992 as a California corporation. In February 2001, iPayment was formed by the majority stockholders of Technologies under the name iPayment Holdings, Inc., a Tennessee corporation, which acted as a holding company for Technologies and other card processing businesses. In August 2002, iPayment was reincorporated in Delaware under the name iPayment, Inc. and in May 2003 iPayment completed an initial public offering. In May 2006, iPayment became a wholly-owned subsidiary of iPayment Holdings, Inc. in a going private transaction. As of the consummation of the going private transaction, Holdings became a wholly-owned subsidiary of iPayment Investors L.P., a Delaware limited partnership then owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, former Chief Executive Officer Greg Daily and certain entities and family trusts affiliated with them.

In May 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 (the “10.25% Notes”) and entered into its senior secured credit facilities consisting of (i) a $375.0 million term facility and (ii) a $75.0 million revolving facility (the “Senior Secured Credit Facilities”). The revolving facility matures on May 6, 2016, and the term facility matures on May 8, 2017. Also in May 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (the “15.00%/15.00% Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis.

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

On August 28, 2012 iPayment Investors merged with and into Holdings with Holdings as the surviving entity.

Employees

As of December 31, 2012, we employed 427 full-time personnel, including 237 in operations, 138 in sales and administration, 33 in risk management, and 19 in information systems and technology. Many of our employees are highly skilled. We believe our future success will depend in large part on our ability to attract and retain such employees. As of December 31, 2012, none of our employees were represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.ipaymentinc.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports and other information regarding issuers that file such information electronically with the SEC.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Business

Any new or changes made to laws, regulations, card network association rules or other industry standards affecting our business may have an adverse impact on our financial results.

We are subject to numerous regulations that affect the electronic payments industry. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with applicable regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties, including fines. We are also subject to U.S. financial services regulations, numerous consumer protection laws, escheat regulations, and privacy and information security regulations, among other laws, rules and regulations. Changes to legal rules and regulations, or the interpretation or enforcement thereof, could have a negative financial effect on the Company. We are also subject to the rules of Visa, MasterCard and various other credit and debit networks. Furthermore, we are subject to the Housing Assistance Tax Act of 2008, which requires information returns to be filed by merchant acquiring entities each calendar year. Interchange fees, which are typically paid by the acquirer to the issuer in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including by regulating and limiting certain debit card fees charged by certain issuer banks and allowing merchants to offer discounts for different payment methods, as well as other measures. This regulation took effect beginning in October 2011. Since October 2011 when the regulations became effective, the Company’s revenues have been reduced as a result of lower interchange fees mandated on regulated debit transactions. Correspondingly, the Company has experienced a reduction in interchange expense. Other potential effects of Dodd-Frank Act, such as merchant card acceptance behavior, competition among merchant acquirers and issuer actions in response to changes in the market place are difficult to estimate.

Regulatory actions such as those described above, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we change how we price our services to customers. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services. These regulations may materially and adversely affect the Company’s business or operations, either directly or indirectly.

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

We also have potential liability for losses caused by fraudulent card-based payment transactions. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services or when the perpetrator of the fraud gains access to certain merchant or cardholder information. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the small merchants that we serve are small businesses that transact a substantial percentage of their sales in card-not-present transactions over the Internet or in response to telephone or mail orders, which makes these merchants more vulnerable to customer fraud than larger merchants. Because substantially all of the merchants we serve are small merchants, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants.

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot be certain that these measures are or will be effective. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud could increase our chargeback liability.

Charges incurred by us relating to merchant losses were $3.9 million, or 0.6% of revenues in 2012, $3.8 million, or 0.5% of revenues in 2011, and $3.3 million, or 0.5% of revenues in 2010.

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

The initial term of our agreement with Wells Fargo lasts through December 2014 and will thereafter automatically continue unless either party provides the other at least six months notice of its intent to terminate. Our sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard rules and regulations, change to prevent either the applicable bank or us from performing services under the applicable agreement. The agreements generally define a material breach as a failure to perform a material obligation under the agreement, specifically any breach of any warranty, representation or covenant or condition or term of the agreement, such as noncompliance with applicable laws, failure to provide relevant documentation as to certain account related data, failure to provide a marketing plan upon request, failure to maintain a transfer account or failure to pay for services. If these sponsorships are terminated and we are unable to secure an alternative bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks, including our agreement with Wells Fargo, provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of ISGs. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we provide assurance that any of our sponsoring banks will not terminate their sponsorship of us in the future or seek to modify their agreement with us in a manner that may adversely affect our ability to process bankcard transactions or otherwise operate our business.

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

We rely on the efforts of ISGs to market our services to merchants seeking to establish a credit card processing relationship. ISGs are companies that seek to introduce to us, as well as our competitors, newly-established and existing small merchants, including retailers, restaurants and other service providers. Generally, our agreements with ISGs are not exclusive and they have the right to refer merchants to other providers of transaction payment processing services. Our failure to maintain our relationships with our existing ISGs and to recruit and establish new relationships with other ISGs could adversely affect our revenues and internal growth and increase our merchant attrition.

We periodically experience increases in interchange and other related costs, and if we cannot pass these increases along to our merchants, our profit margins will decline.

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

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and potential liability.

We may collect and store limited data concerning merchants and their principal owners, including names, addresses, social security numbers, driver’s license numbers, checking and savings account numbers, and payment history records. In addition, we maintain a limited database of cardholder data relating to specific transactions, including card numbers and cardholder addresses, in order to process such cardholders’ transactions, for fraud prevention and other internal processes. If a third party penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.

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

The payment processing industry is highly competitive and such competition is likely to increase, which may further adversely impact our pricing to merchants, and as a result, our profit margins.

The market for credit and debit card processing services is highly competitive and has relatively low barriers to entry. The level of competition has increased in recent years as other providers of processing services have established a sizable market share in the small merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital, technological, management and marketing resources than we have. There are also a large number of small providers of processing services that provide various ranges of services to small and medium sized merchants. This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Further, if the use of payment cards other than Visa or MasterCard, such as American Express, grows, or if there is increased use of certain debit cards, our average profit per transaction could be reduced. In addition, our competitors in recent years have consolidated as large banks merged and combined their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us. Our future competitors may develop or offer services that have price or other advantages over the services we provide. If they do so and we are unable to respond adequately, our business, financial condition and results of operations could be materially adversely affected.

Increased attrition due to an increase in closed merchant accounts and a decrease in merchant charge volume that we cannot anticipate or offset with new accounts may reduce our revenues.

We experience attrition in merchant accounts and merchant charge volume in the ordinary course of business resulting from several factors, including but not limited to, business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, or contract breaches by, a merchant. We target small merchants that generally have a higher rate of business failure than larger businesses. During 2012, we experienced volume attrition ranging from 1.5% to 2.2% per month on our various merchant portfolios. Substantially all of our processing contracts with merchants can be terminated by either party on relatively short notice. Therefore, merchants could close their processing accounts with us and move to other providers with minimal financial liability or cost. In addition, we believe that challenging economic conditions have adversely affected and may continue to adversely affect merchant charge volume, thereby increasing attrition. We cannot accurately predict the level of attrition in the future. Increased attrition in merchant accounts and merchant charge volume may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, in the current difficult economic environment, the merchants we serve could be subject to a higher rate of business failure which could adversely affect our financial performance. We bear credit risk for chargebacks related to billing disputes between credit or debit card holders and bankrupt merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we may be liable for the full transaction amount of a chargeback.

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

If consumers do not continue to use credit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the use of credit cards will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. Maintaining or increasing our profitability is dependent on consumers and businesses continuing to use credit cards at the same or greater rate than the current rate. Moreover, if there is an adverse development in the credit card industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be materially adversely affected.

Adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume, such as the fuel and restaurant industries, could negatively affect our operating results.

We obtain a substantial amount of our bankcard processing volume from merchants in certain industries. For example, merchants in the fuel and restaurant industries represented 13.5% and 14.6% of our bankcard processing volume, respectively, in 2012. As a result, any adverse economic or other conditions in the fuel and restaurant industries, or other industries in which we obtain a substantial amount of our bankcard processing volume, could negatively affect our business, financial condition and results of operations.

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

Transaction processing companies may become subject to federal, state or local taxation of certain portions of their fees charged to merchants for their services. Application of these taxes is an emerging issue in our industry and taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay such taxes and are unable to pass this tax expense through to our merchant clients, or are unable to produce increased cash flow to offset such taxes, these taxes would negatively impact our profit margins.

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

Our balance sheet includes goodwill and intangible assets that represent over 90% of our total assets at December 31, 2012. These assets consist primarily of goodwill and identifiable intangible assets associated with our merchant portfolios and acquisitions. We may engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. On at least an annual basis, we assess whether there have been impairments in the carrying value of our goodwill and intangible assets. If the carrying value of these assets is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially adversely affect our results of operations.

We have identified material weaknesses in our internal controls over financial reporting.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. The Board of Directors of the Company concluded on November 1, 2012 that material weaknesses in the internal control over financial reporting exist at the Company, and consequently the Board of Directors determined that management’s report on internal control over financial reporting as of December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended, should no longer be relied upon. These material weaknesses led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009, 2010, and 2011 and for the first two quarters of 2012 and the failure of the Company to file on a timely basis its Quarterly Report on Form 10-Q for the interim period ended September 30, 2012. These material weaknesses are discussed further within Item 9A “Controls and Procedures” of this Annual Report on Form 10-K. On January 29, 2013, the Company filed its amended Annual Report on Form 10-K/A restating its financial statements and, on January 31, 2013, the Company filed its amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2012 and June 30, 2012. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

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

Risk Factors Relating to Acquisitions

We have previously acquired, and expect to continue to acquire, other providers of payment processing services and portfolios of merchant processing accounts. These acquisitions entail additional risks to those inherent in the normal conduct of our business.

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

The indentures governing the Notes and the Senior Secured Credit Facilities contain negative covenants customary for such financings, such as limiting our and our restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional debt, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change our or their line of business, or enter into certain transactions with affiliates. The indentures governing the Notes also require us to make timely financial statement filings with the Securities and Exchange Commission. The Senior Secured Credit Facilities have various financial and other covenants, including covenants that require iPayment to maintain minimum coverage ratios and a maximum senior leverage ratio. The Senior Secured Credit Facilities also require us to deliver financial statements to the administrative agent in a timely manner. We may also incur future debt obligations, which might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

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

The covenants in the indentures governing the Notes and in the Senior Secured Credit Facilities could adversely affect our ability to finance our future operations or capital needs, pursue available business opportunities or make payments upon the Notes. Our ability to comply with these covenants may be subject to events outside our control. Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We cannot provide assurance that we would have sufficient liquidity to repay or refinance the Notes or borrowings under the Senior Secured Credit Facilities if such amounts were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the indentures governing the Notes or the Senior Secured Credit Facilities could also result in an event of default under other financing agreements.

Our substantial debt, and any funds iPayment may distribute to Holdings to service its debt, could adversely affect our financial condition and prevent us from fulfilling our obligations to holders of the Notes.

We have a substantial amount of debt which requires significant interest payments. As of December 31, 2012, we had approximately $900.6 million of total debt outstanding, including $786.1 million, net of discount of $1.4 million, of indebtedness under the 10.25% Notes and Senior Secured Credit Facilities and $114.5 million, net of discount of $0.9 million, of indebtedness under the 15.00%/15.00% Notes. Our substantial debt could adversely affect our financial condition and operating results and make it more difficult for us to satisfy our obligations with respect to holders of the Notes.

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

In addition, iPayment is permitted to distribute funds to Holdings, its direct parent, to pay interest on the 15.00%/15.00% Notes. Through and including the interest payment date on May 15, 2015, at least 50% of the interest on the 15.00%/15.00% Notes must be paid in cash, and thereafter, subject to limited exceptions, 100% of the interest on the 15.00%/15.00% Notes generally must be paid in cash. The covenants in the indenture governing the 15.00%/15.00% Notes generally require Holdings to pay interest in cash to the extent permitted by iPayment’s debt agreements, including the indenture governing the 10.25% Notes. Holdings is a holding company with no material assets of its own, and iPayment will serve as the primary source of funds for payments on Holdings’ debt. Any funds that iPayment may distribute to Holdings to service Holdings’ debt could increase the risks associated with iPayment’s substantial debt, including making it more difficult for iPayment to satisfy its obligations to holders of the 10.25% Notes.

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

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy Holdings’ obligations under the Notes and iPayment’s obligations under the Senior Secured Credit Facilities. Any failure to make scheduled payments of interest and principal on our outstanding debt would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on commercially reasonable terms or at all and negatively impact the market value of the Notes. In addition, if we are unable to meet our debt service obligations on our outstanding debt, the holders of such indebtedness would have the right to cause the entire outstanding amount of such indebtedness to become immediately due and payable. If the amounts outstanding under any of our debt instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders, including holders of the Notes.

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

The Notes are not secured. Therefore, the Notes will be effectively subordinated to claims of our secured creditors, and the guarantees of the 10.25% Notes will be effectively subordinated to the claims of the secured creditors of such guarantors. As of December 31, 2012, iPayment had approximately $387.5 million of total secured debt outstanding and $35.0 million of capacity under the revolving portion of the Senior Secured Credit Facilities. iPayment’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and each of iPayment’s existing and future direct and indirect material domestic subsidiaries. Holders of our secured obligations, including obligations under the Senior Secured Credit Facilities, will have claims that are prior to claims of the holders of the Notes with respect to the assets securing those obligations. In the event of a liquidation, dissolution, reorganization, bankruptcy or any similar proceeding, our assets and those of the guarantors of the 10.25% Notes will be available to pay obligations on the Notes and the guarantees of the 10.25% Notes only after holders of our secured debt have been paid in full from the proceeds of the assets securing such debt. Accordingly, there may not be sufficient funds remaining to pay amounts due on all or any of the Notes.

The 10.25% Notes and related guarantees are structurally subordinated to debt of iPayment’s nonguarantor subsidiaries.

As of December 31, 2012, all of iPayment’s subsidiaries were guarantors of the 10.25% Notes. However, under certain circumstances, the guarantees of iPayment’s subsidiaries may be released and iPayment’s future subsidiaries may not be required to guarantee the 10.25% Notes. The 10.25% Notes will be structurally subordinated to all debt and other liabilities and commitments, including trade payables, of iPayment’s subsidiaries that do not guarantee the 10.25% Notes. iPayment relies substantially upon distributions from its subsidiaries to meet its debt obligations, including its obligations with respect to the 10.25% Notes. Any right of the holders of the 10.25% Notes to participate in the assets of a non-guarantor subsidiary upon any liquidation or reorganization of such subsidiary will be subject to the prior claims of the subsidiary’s creditors.

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

Our unrestricted subsidiaries will not be subject to the covenants under the indentures governing the Notes and will not guarantee the 10.25% Notes. As of December 31, 2012, none of our subsidiaries were unrestricted subsidiaries. However, subject to compliance with the covenants contained in the indentures governing the 10.25% Notes, we will be permitted to designate our subsidiaries as unrestricted subsidiaries. If we designate a guarantor of the 10.25% Notes as an unrestricted subsidiary in accordance with the indenture governing the 10.25% Notes, the guarantee of the 10.25% Notes by such guarantor will be released under such indenture. The creditors of the unrestricted subsidiary and its subsidiaries will generally be entitled to payment of their claim from the assets of such unrestricted subsidiary and its subsidiaries before those assets would be available for distribution to us. In addition, our unrestricted subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments in respect of the Notes. Accordingly, we cannot assure you that the cash flow or assets of our unrestricted subsidiaries will be available to pay any of our debt, including the Notes.

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

All of our issued and outstanding capital stock is held directly, in the case of Holdings, and indirectly, in the case of iPayment, by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, Harold H. Stream, III, and certain entities and family trusts affiliated with Mr. Grimstad or Mr. Stream. Messrs. Grimstad and Mark C. Monaco, our Chief Financial Officer, are two of the three members of the boards of directors of iPayment and Holdings, along with John A. Vickers.

Circumstances may occur in which the interests of Holdings’ equity holders could be in conflict with the interests of the holders of the Notes. Moreover, Holdings’ equity holders may have interests in their other respective investments that could also be in conflict with the interests of the holders of the Notes. In addition, Holdings’ equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that could enhance their equity investment, even though such transactions might involve risks to holders of the Notes. For example, Holdings’ equity holders may cause us to pursue a growth strategy (including acquisitions which are not accretive to earnings), which could negatively impact our ability to make payments on the Notes and the Senior Secured Credit Facilities or cause a change of control. To the extent permitted by the indentures governing the Notes and the Senior Secured Credit Facilities, Holdings’ equity holders may cause us to pay dividends rather than make capital expenditures.

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

Our principal executive offices are located in approximately 3,800 square feet of leased office space in New York, New York. Our principal operating facility consists of approximately 44,000 square feet of leased space in Westlake Village, California. We also lease approximately 9,600 square feet in Minden, Nevada and approximately 9,200 square feet in Charlestown, Massachusetts. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our business.

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

On March 13, 2012, pursuant to the District Court’s order, Vericomm filed and served an Arbitration Demand, which will be heard by Judicial Arbitration Mediation Services (“JAMS”) in Los Angeles, California. The allegations made in, and relief sought through, the Arbitration Demand are materially similar to the Vericomm FAC. Vericomm brings causes of action for (i) breach of contract; (ii) fraud; (iii) breach of the covenant of good faith and fair dealing; and (iv) accounting. We subsequently brought a motion to dismiss Vericomm’s fraud claim, which was granted by the arbitrator pursuant to an Order dated July 2, 2012. The Arbitration hearing as to the remaining claims, originally set to commence on May 13, 2013, is now scheduled to begin on June 24, 2013. We intend to continue to vigorously defend ourselves; however, at this time, the ultimate outcome of the dispute and our potential liability associated with the claims asserted against us cannot be predicted with any certainty, and there can be no assurance that we will be successful in our defense or that a failure to prevail will not have a material adverse effect on our business, financial condition or results of operations.

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

The Company’s internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such financial misconduct occurred in three principal areas: (i) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (ii) overstatement of certain vendor invoices, principally in the information technology area; and (iii) falsification of certain employee expense reimbursements and other payments. Factors contributing to the ability of the individuals to conduct the misconduct were: (i) the failure to maintain an adequate control environment that set a proper ethical culture and (ii) the posting of manual journal entries without sufficient supporting documentation or adequate review and approval. See Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 8 of this report.

The Company has entered into cooperation and restitution and/or settlement agreements with all the material participants in the misconduct. Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. Of this amount, the Company had collected $0.3 million as of December 31, 2012, and a total of $2.6 million as of the date of this Annual Report. Of the remaining $5.8 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $5.4 million is scheduled to be repaid to the Company by no later than July 1, 2016. There can be no assurance, however, that we will be able to recover all or a material portion of the remaining amounts described above.

SEC Inquiry

On or around January 8, 2013, the Company was advised by the staff of the SEC that it is conducting an inquiry into the events disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012 and in the Company’s amended Annual Report on form 10K/A filed on January 29, 2013. The Company has and intends to continue to cooperate with the SEC in its inquiry.

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

None

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2012, iPayment’s authorized capital stock consisted of 1,000 shares of common stock, $0.01 par value per share, of which 100 shares were issued and outstanding, all of which were owned by Holdings. As of December 31, 2012, Holdings’ authorized capital stock consisted of 8,000,000 shares of common stock, $0.01 par value per share, of which 4,875,000 shares were issued and outstanding, all of which were owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, Harold H. Stream, III and certain entities and family trusts affiliated with Mr. Grimstad or Mr. Stream

In connection with the Refinancing, Holdings issued Units that consisted of the 15.00%/15.00% Notes and the Warrants to purchase 125,000 shares of Holdings’ common stock at $0.01 per share, subject to adjustment upon the occurrence of certain events described in the warrant agreement entered into by Holdings and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) (the “Warrant Agreement”). In accordance with the terms of the Warrant Agreement, the 15.00%/15.00% Notes and the Warrants separated on November 2, 2011. The Warrants are exercisable until 5:00 p.m., New York City time, on November 15, 2018. Each Warrant not exercised on or prior to such date will become void and all rights thereunder and all rights in respect thereof under the Warrant Agreement will cease as of such time.

There is no established public trading market for our common stock or for the Warrants.

In 2011, iPayment paid a $135.5 million dividend to Holdings in connection with the consummation of the Refinancing and Holdings paid a $257.3 million dividend to iPayment Investors, then the parent of Holdings, in connection with the consummation of the Refinancing. In August 2010, the board of directors of iPayment declared a $1.0 million dividend to Holdings to cover certain operating and legal costs, including reimbursement to us of certain costs previously paid for by iPayment on behalf of iPayment Investors. Subsequent to the dividend payment, iPayment Investors settled $1.0 million of the intercompany receivable outstanding at that time. In September 2011, iPayment declared another dividend in the amount of $0.4 million to Holdings for other operating costs with which iPayment Investors subsequently settled $0.4 million of the outstanding intercompany receivable at that time. On August 28, 2012, iPayment Investors merged with and into Holdings, with Holdings as the surviving entity.

Pursuant to the terms of the credit agreement governing the Senior Secured Credit Facilities and the indentures governing the Notes, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock.

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

	iPAYMENT, INC.
		Period from
(Dollars in thousands, unless otherwise indicated)	Year Ended December 31, 2012 Successor	May 24 through December 31, 2011 Successor	January 1 through May 23, 2011 Predecessor	Year Ended December 31, 2010 Predecessor	Year Ended December 31, 2009 Predecessor	(Unaudited) Year Ended December 31, 2008 Predecessor
Statement of Operations Data:
Revenues	$681,129	$431,511	$276,690	$699,174	$717,928	$794,825
Operating expenses:
Interchange	339,664	226,366	147,779	380,577	397,530	450,570
Other costs of services	262,596	160,190	87,130	214,928	227,720	240,723
Selling, general and administrative	21,884	10,550	6,736	13,824	20,280	20,789
Embezzlement costs	2,618	2,981	1,153	3,148	951	1,248
Embezzlement recoveries	(3,135)	—	—	—	—	—

Total operating expenses	623,627	400,087	242,798	612,477	646,481	713,330

Income from operations	57,502	31,424	33,892	86,697	71,447	81,495
Other income (expenses):
Interest expense, net(1)	64,347	40,279	15,578	45,662	46,488	56,289
Other	(1,825)	(115)	18,804	1,058	1,245	750

Total other expense(2)	62,522	40,164	34,382	46,720	47,733	57,039

Income (loss) before income taxes(3)	(5,020)	(8,740)	(490)	39,977	23,714	24,456
Income tax provision (benefit)(4)	(1,443)	(2,781)	411	16,927	8,503	9,745

Net income (loss)(5)	(3,577)	(5,959)	(901)	23,050	15,211	14,711
Less: Net income attributable to noncontrolling interests	—	—	—	—	(3,588)	(987)

Net income (loss) attributable to iPayment, Inc.	$(3,577)	$(5,959)	$(901)	$23,050	$11,623	$13,724

Balance Sheet Data (as of period end) (in thousands):
Cash and cash equivalents	6,572	1	N/A	1	2	3,589
Working capital (deficit)	(1,065)	(2,214)	N/A	(10,097)	(7,108)	(10,437)
Total assets(6)	996,369	998,311	N/A	735,486	745,003	768,361
Total long - term debt including current portion(7)	786,061	774,284	N/A	624,967	651,519	687,326
Stockholders’ equity(8)	142,368	154,349	N/A	71,967	42,442	27,013
Financial and Other Data:
Charge volume (in millions) (unaudited)(9)	22,200	13,928	8,733	22,653	23,526	26,783
Capital expenditures	5,982	5,349	1,292	2,643	2,302	2,374

(1)	Net interest expense of Holdings and its consolidated subsidiaries were $85.4 million and $68.4 million for the years ended December 31, 2012 and 2011 respectively.
(2)	Total other expense of Holdings and its consolidated subsidiaries were $80.4 million and $87.1 million for the years ended December 31, 2012 and 2011 respectively.
(3)	Loss before income taxes of Holdings and its consolidated subsidiaries were $23.1 million and $21.8 million for the years ended December 31, 2012 and 2011 respectively.
(4)	Holdings and its consolidated subsidiaries recorded income tax benefit of $5.1 million and $5.4 million for the years ended December 31, 2012 and 2011 respectively.
(5)	Net loss of Holdings and its consolidated subsidiaries were $18.0 million and $16.4 million for the years ended December 31, 2012 and 2011 respectively.
(6)	Total assets of Holdings and its consolidated subsidiaries were $977.9 and $1,002.3 million for the years ended December 31, 2012 and 2011 respectively.
(7)	Total long-term debt including current portion of Holdings and its consolidated subsidiaries were $900.6 and $903.1 as of December 31, 2012 and 2011 respectively.
(8)	Stockholders’ equity of Holdings and its consolidated subsidiaries were $14.0 million and $30.0 million as of December 31, 2012 and 2011 respectively.
(9)	Represents the total dollar volume of all Visa and MasterCard transactions processed by our merchants. This data is provided to us by our third party processing vendors and is not independently verified by us.

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

We are a provider of credit and debit card payment processing services to small merchants across the United States. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. During December 2012, we generated revenue from approximately 170,000 merchants. Of these merchants, approximately 118,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. We market and sell our services through independent sales groups, or “ISGs,” which are non-employee, external sales organizations, a field sales force, telesales, marketing directly to merchants using electronic media and other third party resellers of our products and services. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily in our main operating center in Westlake Village, California.

Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume processed for 2012 was $22.2 billion, slightly lower than the charge volume processed in 2011 of $22.7 billion. Our revenues decreased $27.1 million or 3.8% to $681.1 million in 2012 from $708.2 million in 2011. Our net revenue increased 2.3% to $292.9 million in 2012 from $286.3 million in 2011. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Revenues decreased primarily due to a decrease in processing revenues as a result of changes in rates for certain debit transactions mandated as a result of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Income from operations decreased 12% to $57.5 million during 2012 from $65.3 million during 2011, primarily as a result of increased sales related expense and higher amortization expense incurred as a result of the Company’s recapitalization in 2011. Loss before income taxes was $5.0 million in 2012, compared to $9.2 million loss before income taxes in 2011 for iPayment and its consolidated subsidiaries. For Holdings and its consolidated subsidiaries loss before income taxes was $23.1 million in 2012, compared to $21.8 million of loss before income taxes in 2011.

Acquisitions

Since our inception, we have expanded our card-based payment processing services through the acquisition of businesses, significant portfolios and several smaller portfolios of merchant accounts. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 56,000 active small merchants on January 1, 2003, to approximately 118,000 on December 31, 2012. In addition, primarily due to these acquisitions, our revenues grew from $226.1 million in 2003 to $681.1 million in 2012.

The following table lists each of the acquisitions that we have made since December 2007:

Acquired Business or Significant Portfolio of Merchant Accounts	Date of Acquisition
Cambridge Payment Systems	December 2007
Merchant Service Center	April 2008
Central Payment Co Portfolio	November 2009
Flagship Merchant Services Portfolio	November 2010
Existing ISG Portfolio	December 2010
New ISG Portfolio	June 2011
Existing ISG Portfolio	August 2011
Existing ISG Portfolio	August 2011
Existing ISG Portfolio	September 2011
Existing ISG Portfolio	April 2012
Existing ISG Portfolio	April 2012
CardServ, Inc	May 2012
Existing ISG Portfolio	December 2012

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

In April 2012, we entered into an additional purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $2.6 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning April 1, 2012.

In May 2012, we entered into a definitive asset purchase agreement with CardServ, Inc., a Massachusetts corporation doing business as Flagship. Pursuant to the definitive agreement, one of our wholly owned subsidiaries agreed to purchase substantially all of the assets of Flagship for a purchase price of approximately $14.0 million. We funded the acquisition of Flagship through revolver borrowings and cash on hand and completed this transaction on May 23, 2012.

In December 2012, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $8.0 million in cash, which was funded at closing with cash on hand. The effect of the portfolio acquisition will be included in our consolidated financial statements beginning January 1, 2013.

We accounted for all of the acquisitions described above under the purchase method. For acquisitions of a business, we allocate the purchase price based in part on valuations of the assets acquired and liabilities assumed. For acquisitions of merchant portfolios, or the rights to receive residual payments related thereto, we allocate the purchase price to intangible assets. For companies with modest growth prospects, our purchase prices primarily reflect the value of merchant portfolios, which are classified as amortizable intangible assets. Acquisition targets we identified as having entrepreneurial management teams, efficient operating platforms, or proven distribution capabilities, all of which contribute to higher growth prospects, commanded purchase prices in excess of their merchant portfolio values. Consequently, purchase price allocations for these targets may reflect a greater proportion of goodwill.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. During 2012, we experienced monthly volume attrition ranging from 1.5% to 2.2% of our total charge volume on our various merchant portfolios. We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years.

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

As a result of the Equity Redemption, we determined the fair value of our intangible assets and goodwill in accordance with ASC 805, and we engaged an independent, third party valuation firm to assist in evaluating the fair value of certain assets as of May 23, 2011.

Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. In those cases, in which the dispute is resolved in the cardholder’s favor and against the merchant, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At December 31, 2012 and 2011, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.2 million respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at December 31, 2012.

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

We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have ultimate responsibility for the merchant, as evidenced by our liability for merchant losses or credit risk, or portability with respect to such merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from bank portfolios where we do not have liability for merchant losses or credit risk or rights of portability, such as certain bank portfolios we acquired from FDMS and certain of our other portfolios, are reported net of interchange, as required by ASC Topic 605.

The most significant component of operating expenses is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are primarily based on transaction processing volume, except in the case of regulated debit transactions where they are based primarily on a per transaction basis, and are recognized at the time transactions are processed.

Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, bonuses and commissions to our direct sales employees, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is primarily recognized using an accelerated method over a 15-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.

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

Years ended December 31, 2012 and 2011

	iPAYMENT, INC.
					Change
(Dollars in thousands, except percentages)	2012	% of Total Revenue	2011	% of Total Revenue	Amount	%
Revenues	$681,129	100.0%	$708,201	100.0%	$(27,072)	(3.8)%
Operating expenses:
Interchange	339,664	49.9	374,145	52.8	(34,481)	(9.2)
Other costs of services	262,596	38.6	247,320	34.9	15,276	6.2
Selling, general and administrative	21,884	3.2	17,286	2.4	4,598	26.6
Embezzlement costs	2,618	0.4	4,134	0.6	(1,516)	(36.7)
Embezzlement recoveries	(3,135)	(0.5)	—	—	(3,135)	—

Total operating expenses	623,627	91.6	642,885	90.7	(19,258)	(3.0)

Income from operations	57,502	8.4	65,316	9.3	(7,814)	(12.0)
Other expense:
Interest expense, net (1)	64,347	9.4	55,857	7.9	8,490	15.2
Other expense (income), net (2)	(1,825)	(0.3)	18,689	2.6	(20,514)	(109.8)

Total other expense (3)	62,522	9.1	74,546	10.5	(12,024)	(16.1)

Loss before income taxes (4)	(5,020)	(0.7)	(9,230)	(1.2)	4,210	(45.6)
Income tax benefit (5)	(1,443)	(0.2)	(2,370)	(0.3)	927	(39.1)

Net loss (6)	$(3,577)	(0.5)%	$(6,860)	(0.9)%	$3,283	(47.9)%

(1)	Net interest expense of Holdings and its consolidated subsidiaries were $85.4 million and $68.4 million for the years ended December 31, 2012 and 2011 respectively.
(2)	Net other income of Holdings and its consolidated subsidiaries were $5.1 million and $18.7 million for the years ended December 31, 2012 and 2011 respectively.
(3)	Total other expense of Holdings and its consolidated subsidiaries were $80.4 million and $87.1 million for the years ended December 31, 2012 and 2011 respectively.
(4)	Loss before income taxes of Holdings and its consolidated subsidiaries were $23.1 million and $21.8 million for the years ended December 31, 2012 and 2011 respectively.
(5)	Income tax benefit of Holdings and its consolidated subsidiaries were $5.1 million and $5.4 million for the years ended December 31, 2012 and 2011 respectively.
(6)	Net loss of Holdings and its consolidated subsidiaries were $18.0 million and $16.4 million for the years ended December 31, 2012 and 2011 respectively.

Revenues. Revenues decreased 3.8% to $681.1 million in 2012 from $708.2 million in 2011. The decrease in revenues was largely due to the impact of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on debit interchange fees and the decrease in processing volume. Our charge volume in 2012, which represents the total value of transactions processed, was $22.2 billion compared to $22.7 billion in 2011.

Interchange Expenses. Interchange expenses decreased 9.2% to $339.7 million in 2012 from $374.1 million in 2011. Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of charge volume, driven in large part by the impact from the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that became effective on October 1, 2011.

Other Costs of Services. Other costs of services increased 6.2% to $262.6 million in 2012 from $247.3 million in 2011. The increase in other costs of services was primarily due to higher sales expenses, higher network participation fees, higher depreciation and amortization as a result of the recapitalization in May 2011 and higher expenses associated with personnel.

Selling, General and Administrative. Selling, general and administrative expenses increased 26.6% to $21.9 million in 2012 from $17.3 million in 2011. This increase is due to professional services related to our internal investigation and restatement of prior period financial statements and higher compensation expenses. The total costs recognized in 2012 related to our internal investigation and the restatement of prior period financial statements was $3.4 million.

Other Expense. Total other expense decreased 16.1% to $62.5 million for iPayment and its consolidated subsidiaries in 2012 from $74.5 million in 2011.

Total other expense decreased $6.8 million to $80.4 million for Holdings and its consolidated subsidiaries in 2012 from $87.1 million in 2011. This decline in total other expenses was primarily due to $18.7 million of expenses related to the Refinancing and the Equity Redemption which occurred in 2011, partially offset by an increase in interest expense. Total other expense consists primarily of interest expense related to the Company’s debt obligations.

Interest expense increased to $64.3 million for iPayment and its consolidated subsidiaries and $85.4 million for Holdings and its consolidated subsidiaries in 2012 from $55.9 million for iPayment and its consolidated subsidiaries and $68.4 million for Holdings and its consolidated subsidiaries in 2011, largely due to higher average debt balance as a result of the Refinancing, amortization of debt discount and issuance costs, as well as higher weighted average interest rates.

The decrease in other expense (income) is attributed primarily to a $1.5 million settlement payment received in August 2012 from a third party provider of payment processing services offset by one-time expenses in 2011 primarily consisting of $18.7 million of expenses related to the Refinancing and the Equity Redemption.

Income Tax. We recognized an income tax benefit of $1.4 million and $5.1 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2012, as compared to an income tax benefit of $2.4 million and $5.4 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2011. The change was primarily due to the changes in pre-tax income and increases in permanent tax differences. iPayment and its consolidated subsidiaries’ effective income tax rate increased to 28.7% for 2012, compared to 25.7% for 2011, as a result of state income taxes, adjustments to deferred tax liabilities and changes in unrecognized tax benefits. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 21.9% for 2012, compared to 24.8% for 2011, as a result of the aforementioned items as well as the permanent disallowance of a portion of interest accrued on the 15.00%/15.00% Notes which are considered “Applicable High Yield Discount Obligations” for tax purposes.

Years ended December 31, 2011 and 2010

	iPAYMENT, INC.
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

Other Expense. Total other expense increased $27.8 million to $74.5 million for iPayment and its consolidated subsidiaries in 2011 from $46.7 million in 2010. Total other expense increased $40.4 million to $87.1 million for Holdings and its consolidated subsidiaries in 2011 from $46.7 million in 2010. Other expense in 2011 primarily consisted of $18.7 million of expenses related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for the redemption of iPayment’ senior subordinated notes and $7.5 million of strategic advisory fees discussed in “Certain Relationships and Related Transactions, and Director Independence.” Interest expense increased to $55.9 million for iPayment and its consolidated subsidiaries and $68.4 million for Holdings and its consolidated subsidiaries in 2011 from $45.7 million for iPayment and its consolidated subsidiaries and $45.7 million for Holdings and its consolidated subsidiaries in 2010, largely due to a higher average debt balance as a result of the Refinancing as well as higher weighted average interest rates.

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

Liquidity and Capital Resources

As of December 31, 2012 and 2011, we had cash and cash equivalents of $6.6 million and less than $0.1 million, respectively. As of December 31, 2012, iPayment and its consolidated subsidiaries had a working deficit (current liabilities in excess of current assets) of $1.1 million compared to a working deficit of $2.2 million as of December 31, 2011. The decrease in working deficit resulted primarily from an increase in cash of $6.6 million and an increase in prepaid expenses of $0.7 million, offset by a decrease in accounts receivable of $0.7 million, a decrease in deferred tax assets of $0.6 million, an increase in accounts payable of $1.1 million, an increase in income taxes payable of $0.2 million, and an increase in accrued liabilities of $3.5 million.

As of December 31, 2012, Holdings and its consolidated subsidiaries had working capital (current assets in excess of current liabilities) of $2.6 million compared to a net deficit of $1.9 million as of December 31, 2011. The working capital increase resulted primarily from an increase in cash of $6.6 million, an increase in prepaid expenses of $0.3 million, a reduction in income taxes payable of $3.1 million, and a reduction in accrued interest of $0.4 million, offset by a decrease in accounts receivable of $0.7 million, a decrease in deferred tax assets of $0.6 million, an increase in accounts payable of $1.1 million, and an increase in accrued liabilities of $3.5 million.

We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.

We have significant outstanding long-term debt as of December 31, 2012. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 8 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of December 31, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.98 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of December 31, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.03 to 1.00 compared to the allowed minimum of 1.40 to 1.00.

The determination by the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, that the Company’s financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP’s reports thereon, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company’s Quarterly Reports on form 10-Q (collectively, the “Affected Financial Statements”) should no longer be relied upon resulted in a breach of certain representations, warranties and covenants set forth in the Senior Secured Credit Facilities, including but not limited to certain representations and warranties that the Affected Financial Statements (i) were prepared in accordance with GAAP consistently applied and (ii) fairly presented the financial condition of the Company and its subsidiaries as of the date thereof and their results of operations for the periods covered thereby in accordance with GAAP. Further, as a result of the decision to restate the Affected Financial Statements, we were unable to comply with the covenant set forth in the Senior Secured Credit Facilities that we deliver our 3rd Quarter 2012 financial statements by no later than November 14, 2012. Finally, as a result of the foregoing breaches and defaults, we were unable to satisfy the conditions precedent for borrowing under the Senior Secured Credit Facilities’ revolving credit facility in order to borrow the funds necessary to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.

On November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. Among other things, the Waiver waived (a) defaults arising from the restatement of our financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010, and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q and (b) the Company’s failure to timely provide to the Administrative Agent its 3rd Quarter 2012 financial statements. Following receipt of the Waiver, the Company borrowed amounts under the Senior Secured Credit Facilities’ revolving credit facility so as to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes. Upon the Company’s filing of its restated financial statements for prior periods on January 29, 2013 and its 3rd Quarter 2012 financial statements on January 31, 2013, the Company had satisfied all conditions and obligations set forth in the Waiver.

Operating activities

Net cash provided by iPayment and its consolidated subsidiaries’ operating activities was $63.6 million during 2012, consisting of a net loss of $3.6 million adjusted by depreciation and amortization of $60.1 million, stock-based compensation of 1.9 million, non-cash interest expense and other of $3.6 million, loss on disposal of property and equipment of $1.3 million, and a net favorable change in operating assets and liabilities of $0.3 million primarily due to increases in accounts payable and accrued liabilities, and a decrease in accounts receivable, redemption partially offset by increases in other assets and prepaid expenses and other assets.

Net cash provided by Holdings and its consolidated subsidiaries’ operating activities was $53.3 million during 2012, consisting of a net loss of $18.0 million adjusted by depreciation and amortization of $60.1 million, stock-based compensation of $1.9 million, non-cash interest expense and other of $16.0 million, loss on disposal of property and equipment of $1.3 million, gain on sale of 15.00%/15.00% Notes of $3.9 million, and a net unfavorable change in operating assets and liabilities of $4.1 million primarily due to an increase in prepaid expenses and other current assets, an increase in other assets, a decrease in accounts payable and income taxes payable, decrease in accrued interest, partially offset by a decrease in accounts receivable and an increase in accrued liabilities and other.

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

Investing activities

Net cash used in iPayment and its consolidated subsidiaries’ investing activities was $55.6 million during 2012. Net cash used in investing activities consisted of $6.0 million of capital expenditures, $20.0 million for the purchase of 15.00%/15.00% Notes, $16.1 million for acquisitions of merchant portfolios, and $13.2 million for payments for contract modifications for prepaid residual expenses and other intangible assets. We currently have no significant capital spending or purchase commitments outstanding, but expect to continue to engage in capital spending in the ordinary course of business.

Net cash used in Holdings and its consolidated subsidiaries’ investing activities was $35.6 million during 2012. Net cash used in investing activities consisted of $6.0 million of capital expenditures, $16.1 million for acquisitions of merchant portfolios, and $13.2 million for payments for contract modifications for prepaid residual expenses and other intangible assets. We currently have no significant capital spending or purchase commitments outstanding, but expect to continue to engage in capital spending in the ordinary course of business.

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

Financing activities

Net cash used in iPayment and its consolidated subsidiaries’ financing activities was $1.4 million during 2012, consisting of $2.6 million of debt issuance costs, $10.3 million in dividends to Holdings, $8.0 million of repayments on our senior secured credit facilities, and $19.5 million of net borrowings under our revolving facility.

Net cash used in Holdings and its consolidated subsidiaries’ financing activities was $11.1 million during 2012, consisting of $2.6 million of debt issuance costs, $8.0 million of repayments on our senior secured credit facilities, $20.0 million for the purchase of 15.00%/15.00% Notes, and $19.5 million of net borrowings under our revolving facility.

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

Contractual Obligations

The following table of our material contractual obligations as of December 31, 2012 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	$387,500	$—	$—	$387,500	$—
10.25% Notes	400,000	—	—	—	400,000
Interest, net of discount and amortization(1)	315,402	63,538	127,077	110,605	14,182
Operating lease obligations	13,369	2,125	3,456	3,388	4,400
Purchase obligations and other(2)	2,434	649	1,298	487

Total contractual obligations	$1,118,705	$66,312	$131,831	$501,980	$418,582
Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	$115,409	$—	$—	$—	$115,409
Interest(1)(3)	116,527	10,685	30,186	50,439	25,217

Total contractual obligations	$231,936	$10,685	$30,186	$50,439	$140,626

(1)	Future interest obligations are calculated using current interest rates on existing debt balances as of December 31, 2012, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 8 to the consolidated financial statements.
(2)	Purchase obligations represent costs of contractually guaranteed minimum processing volumes with certain of our third-party transaction processors and other service-related obligations.
(3)	Assumes that (i) for all interest periods through and including May 15, 2015, Holdings will pay interest on 50% of the outstanding principal amount of its 15.00%/15.00% Notes in cash and 50% in kind and (ii) after May 15, 2015, Holdings will make all interest payments on the 15.00%/15.00% Notes entirely in cash.

We expect to be able to fund our operations, capital expenditures and the contractual obligations above (other than the repayment at maturity of the aggregate principal amount of (i) the term loans under the Senior Secured Credit Facilities and (ii) the Notes) using our cash from operations. We intend to use our revolving facility primarily to fund temporary working capital needs and additional acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and the contractual obligations above using cash from operations, we intend to use borrowings under our revolving facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income being included in the Company’s consolidated financial statements.

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

Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of December 31, 2012, we had $387.5 million of loans outstanding under our Senior Secured Credit Facilities, all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of December 31, 2012 of approximately $3.9 million. As of December 31, 2011, $376.0 million of our outstanding indebtedness was at variable interest rates based on LIBOR. A rise in LIBOR rates of one percentage point would have resulted in net additional annual interest expense of $3.8 million.

We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of iPayment, Inc.

We have audited the accompanying consolidated balance sheets of iPayment, Inc. (the Company) as of December 31, 2012 (Successor) and 2011 (Successor), and the related consolidated statements of comprehensive income (loss), changes in stockholder’s equity, and cash flows for the year ended December 31, 2012 (Successor), the period May 24, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through May 23, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2012 (Successor) and 2011 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 (Successor), the period May 24, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through May 23, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 29, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of iPayment Holdings, Inc.

We have audited the accompanying consolidated balance sheets of iPayment Holdings, Inc. (the Company) as of December 31, 2012 (Successor) and 2011 (Successor), and the related consolidated statements of comprehensive income (loss), changes in stockholder’s equity, and cash flows for the year ended December 31, 2012 (Successor), the period May 24, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through May 23, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment Holdings, Inc. at December 31, 2012 (Successor) and 2011 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 (Successor), the period May 24, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through May 23, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 29, 2013

iPAYMENT, INC.

CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.
	December 31, 2012	December 31, 2011
(Dollars in thousands, except share data)	Successor	Successor
ASSETS
Current assets:
Cash and cash equivalents	$6,572	$1
Accounts receivable, net of allowance for doubtful accounts of $883 and $1,580 at December 31, 2012 and 2011, respectively	33,024	33,765
Prepaid expenses and other current assets	2,823	2,104
Deferred tax assets	2,346	2,988

Total current assets	44,765	38,858
Restricted cash	828	542
Property and equipment, net	7,419	5,530
Merchant portfolios and other intangible assets, net of accumulated amortization of $98,969 and $41,725 at December 31, 2012 and 2011, respectively	221,488	259,957
Goodwill	678,704	669,562
Investment in 15.00%/15.00% Notes	21,234	—
Other assets, net	21,931	23,862

Total assets	$996,369	$998,311

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$6,838	$5,773
Income taxes payable	6,804	6,650
Accrued interest	6,754	6,750
Accrued liabilities and other	25,434	21,899

Total current liabilities	45,830	41,072
Deferred tax liabilities	19,888	27,267
Long-term debt	786,061	774,284
Other liabilities	2,222	1,339

Total liabilities	854,001	843,962

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2012 and 2011	165,764	165,764
Additional paid-in capital	$1,920	—
Accumulated deficit	(25,316)	(11,415)

Total stockholder’s equity	142,368	154,349

Total liabilities and stockholder’s equity	$996,369	$998,311

See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	iPAYMENT HOLDINGS, INC.
	December 31, 2012	December 31, 2011
(Dollars in thousands, except share data)	Successor	Successor
ASSETS
Current assets:
Cash and cash equivalents	$6,572	$1
Accounts receivable, net of allowance for doubtful accounts of $883 and $1,580 at December 31, 2012 and 2011, respectively	33,024	33,765
Prepaid expenses and other current assets	2,366	2,104
Deferred tax assets	2,411	2,988

Total current assets	44,373	38,858
Restricted cash	828	542
Property and equipment, net	7,419	5,530
Merchant portfolios and other intangible assets, net of accumulated amortization of $98,969 and $41,725 at December 31, 2012 and 2011, respectively	221,488	259,957
Goodwill	679,504	670,362
Other assets, net	24,287	27,051

Total assets	$977,899	$1,002,300

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$6,838	$5,773
Income taxes payable	702	3,820
Accrued interest	8,785	9,186
Accrued liabilities and other	25,434	21,935

Total current liabilities	41,759	40,714
Deferred tax liabilities	19,383	27,059
Long-term debt	900,560	903,141
Other liabilities	2,222	1,339

Total liabilities	963,924	972,253

Commitments and contingencies (Note 7)
Equity
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at December 31, 2012 and 2011	45,268	45,268
Additional paid-in capital	1,920	—
Accumulated deficit	(33,213)	(15,221)

Total stockholder’s equity	13,975	30,047

Total liabilities and stockholder’s equity	$977,899	$1,002,300

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Period From
	2012	May 24 through December 31 2011	January 1 through May 23 2011	2010
(Dollars in thousands)	Successor	Successor	Predecessor	Predecessor
Revenues	$681,129	$431,511	$276,690	$699,174
Operating expenses:
Interchange	339,664	226,366	147,779	380,577
Other costs of services	262,596	160,190	87,130	214,928
Selling, general and administrative	21,884	10,550	6,736	13,824
Embezzlement costs	2,618	2,981	1,153	3,148
Embezzlement recoveries	(3,135)	—	—	—

Total operating expenses	623,627	400,087	242,798	612,477

Income from operations	57,502	31,424	33,892	86,697
Other expense:
Interest expense, net	64,347	40,279	15,578	45,662
Other expense (income), net	(1,825)	(115)	18,804	1,058

Income (loss) before income taxes	(5,020)	(8,740)	(490)	39,977
Income tax provision (benefit)	(1,443)	(2,781)	411	16,927

Net income (loss)	(3,577)	(5,959)	(901)	23,050
Unrealized gain on fair value of derivatives, net of tax expense	—	—	—	7,475

Comprehensive income (loss)	$(3,577)	$(5,959)	$(901)	$30,525

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2012	May 24 through December 31, 2011	January 1 through May 23, 2011	2010
(Dollars in thousands)	Successor	Successor	Predecessor	Predecessor
Revenues	$681,129	$431,511	$276,690	$699,174
Operating expenses:
Interchange	339,664	226,366	147,779	380,577
Other costs of services	263,335	160,213	87,130	214,928
Selling, general and administrative	21,347	10,565	6,736	13,824
Embezzlement costs	2,618	2,981	1,153	3,148
Embezzlement recoveries	(3,135)	—	—	—

Total operating expenses	623,829	400,125	242,798	612,477

Income from operations	57,300	31,386	33,892	86,697
Other expense:
Interest expense, net	85,423	51,917	16,455	45,662
Other expense (income), net	(5,054)	(100)	18,804	1,058

Income (loss) before income taxes	(23,069)	(20,431)	(1,367)	39,977
Income tax provision (benefit)	(5,077)	(5,610)	202	16,927

Net income (loss)	(17,992)	(14,821)	(1,569)	23,050
Unrealized gain on fair value of derivatives, net of tax expense	—	—	—	7,475

Comprehensive income (loss)	$(17,992)	$(14,821)	$(1,569)	$30,525

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY

	Stockholder’s Equity
	Common Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
(Dollars in thousands)	Shares	Amount
Predecessor:
Balance at January 1, 2010	100	$20,055	$(7,475)	$—	$29,862	$42,442

Dividend paid to parent company	—	—	—	—	(1,000)	(1,000)
Comprehensive income:	—	—	7,475	—	23,050	30,525

Balance at December 31, 2010	100	$20,055	$—	$—	$51,912	$71,967

Dividend paid to parent company	—	—	—	—	(135,539)	(135,539)
Comprehensive loss:	—	—	—	—	(901)	(901)

Balance at May 23, 2011	100	$20,055	$—	$—	$(84,528)	$(64,473)

Revaluation of equity following change of control		145,709	—	—	84,528	230,237
Successor:
Balance at May 24, 2011	100	$165,764	$—	$—	$—	$165,764

Dividend paid to parent company	—	—	—	—	(5,456)	(5,456)
Comprehensive loss:	—	—	—	—	(5,959)	(5,959)

Balance at December 31, 2011	100	$165,764	$—	$—	$(11,415)	$154,349

Dividend paid to parent company	—	—	—	—	(10,324)	(10,324)
Stock-based compensation	—	—	—	1,920	—	1,920
Comprehensive loss:	—	—	—	—	(3,577)	(3,577)

Balance at December 31, 2012	100	$165,764	$—	$1,920	$(25,316)	$142,368

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY

	Stockholder’s Equity
	Common Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
(Dollars in thousands)	Shares	Amount
Predecessor:
Balance at January 1, 2010	20	$20,055	$(7,475)	$—	$29,862	$42,442

Dividend paid to parent company	—	—	—	—	(1,000)	(1,000)
Comprehensive income:	—	—	7,475	—	23,050	30,525

Balance at December 31, 2010	20	$20,055	$—	$—	$51,912	$71,967

Dividend paid to parent company	—	—	—	—	(257,335)	(257,335)
Issuance of common stock	—	1,166	—	—	—	1,166
Comprehensive loss:	—	—	—	—	(1,569)	(1,569)

Balance at May 23, 2011	20	$21,221	$—		$(206,992)	$(185,771)

Revaluation of equity following change of control	4,874,980	24,047	—	—	206,992	231,039
Successor:
Balance at May 24, 2011	4,875,000	$45,268	$—	$—	$—	$45,268

Dividend paid to parent company	—	—	—	—	(400)	(400)
Comprehensive loss:	—	—	—	—	(14,821)	(14,821)

Balance at December 31, 2011	4,875,000	$45,268	$—	$—	$(15,221)	$30,047

Stock-based compensation	—	—	—	1,920	—	1,920
Comprehensive loss:	—	—	—	—	(17,992)	(17,992)

Balance at December 31, 2012	4,875,000	$45,268	$—	$1,920	$(33,213)	$13,975

See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS

		Period From
(Dollars in thousands)		May 24 through December 31, 2011	January 1 through May 23, 2011
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Cash flows from operating activities
Net income (loss)	$(3,577)	$(5,959)	$(901)	$23,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	60,108	43,083	16,208	40,711
Stock-based compensation	1,920	—	—	—
Noncash interest expense and other	3,591	1,634	7,529	3,217
Loss on disposal of property and equipment	1,286	624	262	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	741	(6,113)	48	(2,516)
Prepaid expenses and other current assets	(719)	(64)	(515)	33
Other assets	(5,374)	(10,384)	92	(4,356)
Accounts payable and income taxes payable	1,219	8,263	(10,627)	2,488
Accrued interest	4	1,218	2,959	(152)
Accrued liabilities and other	4,418	(7,933)	6,657	(2,367)

Net cash provided by operating activities	63,617	24,369	21,712	60,108

Cash flows from investing activities
Change in restricted cash	(286)	14	—	124
Expenditures for property and equipment	(5,982)	(4,074)	(1,085)	(2,643)
Purchase of 15.00%/15.00% Notes	(19,999)	—	—	—
Acquisitions of businesses and portfolios	(16,089)	(24,300)	—	(25,000)
Payments for prepaid residual expenses	(13,247)	(1,035)	(539)	(4,690)

Net cash used in investing activities	(55,603)	(29,395)	(1,624)	(32,209)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	19,500	8,000	(15,500)	100
Repayments of debt	(8,000)	(14,500)	(615,138)	(27,000)
Net dividends paid to parent company	(10,324)	(5,456)	(135,539)	(1,000)
Proceeds from issuance of long-term debt, net of discount	—	—	785,125	—
Debt issuance costs	(2,619)	—	(22,054)	—

Net cash used in financing activities	(1,443)	(11,956)	(3,106)	(27,900)

Net (decrease) increase in cash and cash equivalents	6,571	(16,982)	16,982	(1)
Cash and cash equivalents, beginning of period	1	16,983	1	2

Cash and cash equivalents, end of period	$6,572	$1	$16,983	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3,904	$332	$11,518	$14,197
Cash paid during the period for interest	$63,222	$37,412	$11,596	$43,231
Non-cash increase (decrease) in assets and liabilities from redemption:
Merchant portfolios and other intangible assets	$—	$132,595	$—	$—
Goodwill	$—	$141,374	$—	$—
Other assets	$—	$(1,820)	$—	$—
Accrued liabilities and other	$—	$2,861	$—	$—
Non-cash increase in assets from acquisitions:
Merchant portfolios and other intangible assets	$4,625	$—	$—	$—
Goodwill	$9,143	$—	$—	$—

See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS

		Period From
		May 24 through December 31, 2011	January 1 through May 23, 2011
(Dollars in thousands)	2012			2010
	Successor	Successor	Predecessor	Predecessor
Cash flows from operating activities
Net income (loss)	$(17,992)	$(14,821)	$(1,569)	$23,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	60,108	43,083	16,208	40,711
Stock-based compensation	1,920	—	—	—
Noncash interest expense and other	15,978	1,873	7,539	3,217
Loss on disposal of property and equipment	1,286	624	262	—
Gain on sale of 15.00%/15.00% Notes	(3,860)	—	—	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	741	(6,113)	48	(2,516)
Prepaid expenses and other current assets	(262)	(64)	(515)	33
Other assets	(6,554)	(10,384)	92	(4,356)
Accounts payable and income taxes payable	(2,053)	5,434	(10,836)	2,488
Accrued interest	(401)	7,710	3,827	(152)
Accrued liabilities and other	4,382	(8,029)	6,790	(2,367)

Net cash provided by operating activities	53,293	19,313	21,846	60,108

Cash flows from investing activities
Change in restricted cash	(286)	14	—	124
Expenditures for property and equipment	(5,982)	(4,074)	(1,085)	(2,643)
Acquisitions of businesses and portfolios acquired	(16,089)	(24,300)	—	(25,000)
Payments for prepaid residual expenses	(13,247)	(1,035)	(539)	(4,690)

Net cash used in investing activities	(35,604)	(29,395)	(1,624)	(32,209)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	19,500	8,000	(15,500)	100
Repayments of debt	(8,000)	(14,500)	(615,138)	(27,000)
Purchase of 15.00%/15.00% Notes	(19,999)	—	—	—
Net dividends paid to parent company	—	(400)	(257,335)	(1,000)
Proceeds from issuance of long-term debt, net of discount	—	—	910,125	—
Debt issuance costs	(2,619)	—	(25,392)	—

Net cash used in financing activities	(11,118)	(6,900)	(3,240)	(27,900)

Net (decrease) increase in cash and cash equivalents	6,571	(16,982)	16,982	(1)
Cash and cash equivalents, beginning of period	1	16,983	1	2

Cash and cash equivalents, end of period	$6,572	$1	$16,983	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3,904	$332	$11,518	$14,197
Cash paid during the period for interest	$73,149	$42,334	$11,596	$43,231
Non-cash increase (decrease) in assets and liabilities from redemption:
Merchant portfolios and other intangible assets	$—	$132,595	$—	$—
Goodwill	$—	$142,174	$—	$—
Other assets	$—	$(1,820)	$—	$—
Accrued liabilities and other	$—	$2,861	$—	$—
Non-cash increase in assets from acquisitions:
Merchant portfolios and other intangible assets	$4,625	$—	$—	$—
Goodwill	$9,143	$—	$—	$—
Non-cash increase in debt:	$9,344	$4,992	$—	$—

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

Organization

We are a provider of credit and debit card payment processing services to small merchants across the United States. We conduct all of our operations through our operating company, iPayment, Inc. (“iPayment”), and its subsidiaries. iPayment and its direct parent, iPayment Holdings, Inc. (“Holdings”), are incorporated in Delaware. Holdings is a holding company that does not have any operations or material assets other than the direct and indirect ownership of all of the capital stock of iPayment and its subsidiaries, respectively. All of the capital stock of Holdings is owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, Harold H. Stream, III, and certain entities and family trusts affiliated with Mr. Grimstad or Mr. Stream.

As discussed further in Note 4, on May 23, 2011, iPayment Investors and its general partner, iPayment GP, LLC (the “iPayment GP”), completed the redemption (the “Equity Redemption”) of all of the direct and indirect equity interests in iPayment Investors and the iPayment GP of (i) Gregory Daily, iPayment’s former Chairman and Chief Executive Officer and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in Investors. The Equity Redemption resulted in a change in control and accordingly has been accounted for as a business combination in accordance with ASC 805 “Business Combinations.” On August 28, 2012, iPayment Investors merged with and into Holdings, with Holdings as the surviving entity.

As used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “the Company,” “our Company” or similar terms refer to iPayment Holdings, Inc. and its subsidiaries, unless otherwise stated or required by the context. The term “iPayment” refers to iPayment, Inc. and “Holdings” refers to iPayment Holdings, Inc., in each case, without their subsidiaries.

Business

Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the internet. We market and sell our services through independent sales groups (“ISGs”) which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through our employee field sales force, electronic media, telemarketing and other programs utilizing partnerships with other companies, including agent bank relationships and associations that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services in our main operating center in Westlake Village, California.

In May 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 (the “10.25% Notes”) and entered into its senior secured credit facilities consisting of (i) a $375.0 million term facility and (ii) a $75.0 million revolving facility (the “Senior Secured Credit Facilities”). The revolving facility matures on May 6, 2016, and the term facility matures on May 8, 2017. Also in May 2011, Holdings completed an offering of 125,000 units (the “Units”), consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 (the “15.00%/15.00% Notes”) and 125,000 warrants (the “Warrants”) to purchase common stock of Holdings. The Warrants represent an aggregate 2.5% of the outstanding common stock of Holdings on a fully diluted basis. The Senior Secured Credit Facilities, the 10.25% Notes and the 15.00%/15.00% Notes are discussed further in Note 8.

The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem, satisfy and discharge all of iPayment Investors’ then existing paid-in-kind (“PIK”) toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fee discussed in Note 12 and other related fees and expenses.

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

As a result of the Refinancing, we had significant outstanding long-term debt as of December 31, 2012 and 2011. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 8. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of December 31, 2012, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.98 to 1.00 compared to the allowed maximum of 3.50 to 1.00. As of December 31, 2012, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 2.03 to 1.00 compared to the allowed minimum of 1.40 to 1.00. As described in detail in Note 8, on November 14, 2012, the Company and Holdings entered into a waiver, consent and amendment (the “Waiver”) to the credit agreement governing the Company’s Senior Secured Credit Facilities. Among other things, the Waiver waived (a) defaults arising from the restatement of certain of the Company’s financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010, and 2011, (ii) for the interim periods within such fiscal years and (iii) for the quarters ended March 31, 2012 and June 30, 2012 and (b) the Company’s failure to timely provide to the administrative agent for the Senior Secured Credit Facilities the Company’s financial statements for the quarterly period ended September 30, 2012.

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

2. Restatement of Consolidated Financial Statements

In August 2012, as disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012 and in the Company’s amended Annual Report on Form 10-K/A filed on January 29, 2013, the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company and management conducted an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned.

The Company’s internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such financial misconduct occurred in three principal areas: (i) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (ii) overstatement of certain vendor invoices, principally in the information technology area; and (iii) falsification of certain employee expense reimbursements and other payments. Factors contributing to the ability of the individuals to conduct the misconduct were: (i) the failure to maintain an adequate control environment that set a proper ethical culture and (ii) the posting of manual journal entries without sufficient supporting documentation or adequate review and approval. The Company believes that the foregoing activities, which generally occurred over a period from the third quarter of 2008 through September 2012, involved a total loss of funds to the Company of approximately $12.1 million as set forth in the table below.

	Cumulative embezzlement costs through December 31, 2012	iPayment Holdings, Inc. & iPayment, Inc. (Successor & Predecessor combined)		iPayment Holdings, Inc. & iPayment, Inc.
(Dollars in thousands)		2012	2011	2010	2009	2008(1)
Embezzlement costs
Residual expense	$4,737	$1,065	$1,760	$1,100	$736	$76
Property and equipment (3)	2,411	469	741	265	—	936
Other intangible assets	2,766	1,084	1,527	—	155	—
Residual buyout	1,625	—	—	1,625	—	—
Travel and entertainment	229	—	106	—	58	65
Prepaids and other receivables	208	—	—	155	—	53
Other	123	—	—	3	2	118

Total embezzlement costs	12,099	2,618	$4,134	$3,148	$951	$1,248
Embezzlement recoveries (2)	3,135	3,135

Total embezzlement, net of recoveries	$8,964	$(517)

(1)	adjustments to beginning retained earnings at January 1, 2009
(2)	embezzlement recoveries consist of $2.9 million receivable from insurance policy settlements and $0.3 million of restitution from former employees
(3)	includes $0.2 million of embezzlement costs in 2012 classified as property and equipment which were discovered following the restatement of our Affected Financial Statements (as defined below).

Based on the results of the Company’s internal investigation, and the financial impact thereof on prior financial periods, on November 1, 2012, the Boards of Directors of the Company and Holdings determined that the Company’s financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP’s reports thereon, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company’s Quarterly Reports on Form 10-Q (the “Affected Financial Statements”), should no longer be relied upon. As a result, the Company restated the Affected Financial Statements to reflect the effect of such financial misconduct on the Affected Financial Statements. On January 29, 2013, the Company filed Amendment No. 1 to Form 10-K for the year ended December 31, 2011 and on January 31, 2013, the Company filed Amendment No. 1 to Form 10-Q for the period ended March 31, 2012 and Amendment No. 1 to Form 10-Q for the period ended June 30, 2012 with such restated financial statements.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of iPayment include the accounts of iPayment and its wholly-owned subsidiaries iPayment of California, LLC, 1st National Processing, Inc., E-Commerce Exchange, Inc., iPayment of Maine, Inc., Online Data Corporation, CardSync Processing, Inc., CardPayment Solutions, LLC, TS Acquisition Sub, LLC, Petroleum Card Services, LLC, Quad City Acquisition Sub, Inc., NPMG Acquisition Sub, LLC, iFunds Cash Solutions, LLC, Cambridge Acquisition Sub, LLC, MSC Acquisition Sub, LLC, iPayment Acquisition Sub, LLC, iAdvantage, LLC, IPMT Transport, LLC, Flagship Merchant Services, LLC, iPayment Sales, LLC, and CreditCardProcessing.com, LLC. The consolidated financial statements of Holdings include the accounts of Holdings and the entities listed in the preceding sentence. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between the Company, including its subsidiaries, on the one hand, and their directors and officers on the other hand, are disclosed as related party transactions in Note 12 below.

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

Accounts Receivable, net

Accounts receivable are primarily amounts due from our clearing and settlement banks for revenues earned, net of related interchange and bank processing fees, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. The allowance for doubtful accounts as of December 31, 2012 and 2011 was $0.9 million and $1.6 million, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements are amortized over the useful life of the asset. Depreciation expense for property and equipment for the years ended December 31, 2012, 2011 and 2010 was $1.7 million, $2.2 million, and $1.9 million, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.

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

We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have ultimate responsibility for the merchant, as evidenced by our liability for merchant losses or credit risk, or portability with respect to such merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from bank portfolios where we do not have liability for merchant losses or credit risk or rights of portability, such as certain bank portfolios we acquired from FDMS and certain of our other portfolios, are reported net of interchange, as required by ASC Topic 605.

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

Amortization of Intangible Assets

The following table includes the components of our intangible assets by major class as of December 31, 2012:

	Portfolios	Trade name	Assets	Total
Gross amount	$233,195	$67,000	$20,262	$320,457
Accumulated amortization	96,258	—	2,711	98,969

Carrying amount	$136,937	$67,000	$17,551	$221,488

Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, the actual costs of revenues differ from the expected costs of revenues, we will adjust amortization expense accordingly. During 2012, we experienced an average monthly volume attrition of approximately 1.5% to 2.2% of our total charge volume.

We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the years ended December 31, 2012, 2011 and 2010, amortization expense related to our merchant processing portfolios and other intangible assets were $58.1 million, $57.1 million and $38.8 million, respectively.

As of December 31, 2012, estimated amortization expense for each of the five succeeding years is expected to be as follows (in thousands):

Year ended December 31,	Amount
2013	$42,437
2014	30,103
2015	20,872
2016	14,027
2017	9,897

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

Our intangible assets are amortized over their estimated lives, except the “iPayment, Inc.” and “Flagship Merchant Services” trade names, which were determined to have indefinite lives, as there are no legal, regulatory, contractual, economic or other factors that limit the useful lives of the intangible assets to us, and we have no plans to cease using such names. We believe the trade names have an inherent value due to brand strength. The “iPayment, Inc.” and “Flagship Merchant Services” trade names are subject to an annual impairment test. Based on the analyses we performed as of May 31, 2012, we concluded that our trade names were not impaired.

Goodwill

We follow ASC 350 “Intangibles – Goodwill and Other Topics,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is subject to at least an annual assessment for impairment and in addition, if facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples of other publicly traded institutions in our industry, the current economic environment, and the choice of an appropriate discount rate. We engage, on a regular basis, an independent third party to aid management in determining the fair value of our goodwill, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill. Based on the analyses we performed as of May 31, 2012, we determined that no impairment charge to goodwill was required as the fair value of our reporting unit sufficiently exceeded the carrying value.

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed as of December 31, 2012, we concluded that none of our long-lived assets were impaired.

Other Assets

Other assets at December 31, 2012 and 2011, include approximately $0.6 million of notes receivable (the current portions of $0.2 million and $0.4 million, are included in prepaid expenses and other current assets at December 31, 2012 and 2011, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 8% to 14.5%, and are payable back to us through 2017. We secure the loans by attaching the ISG’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and, in certain cases, by obtaining personal guarantees from the individuals who operate the ISGs.

Also included in other assets for iPayment and its consolidated subsidiaries at December 31, 2012 and 2011, are approximately $19.8 million and $20.4 million, of debt issuance costs (net of accumulated amortization of $4.8 million and $1.7 million, respectively), which are being amortized over the terms of the related debt agreements using the effective interest method. Included in other assets for Holdings and its consolidated subsidiaries at December 31, 2012 and 2011, are approximately $22.2 million, and $23.6 million, of debt issuance costs (net of accumulated amortization of $5.1 million and $1.8 million, respectively), which are being amortized over the terms of the related debt agreements using the effective interest method.

Reserve for Losses on Merchant Accounts

We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses were $3.9 million, $3.8 million, and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Provisions for merchant losses are included in other costs of services in the accompanying consolidated statements of operations. At December 31, 2012 and 2011, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.2 million, respectively.

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

We believe the carrying amounts of financial instruments at December 31, 2012 approximate fair value. Due to the short maturities of cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of December 31, 2012. We estimate their fair value to be approximately $322.0 million, considering executed trades occurring around December 31, 2012. As of December 31, 2012, under the Senior Secured Credit Facilities, the carrying value of the term facility, net of a discount of $1.4 million, was $351.1 million and the carrying value of the revolver facility was $35.0 million. We estimate its fair value to be approximately $348.4 million, considering executed trades occurring around December 31, 2012. The carrying value of the 15.00%/15.00% Notes, net of discount of $0.9 million, was $114.5 million as of December 31, 2012. We estimate their fair value to be approximately $86.4 million, considering executed trades occurring around December 31, 2012. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00%Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.

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

The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging.” Under ASC 815, we recognized all derivatives as either other assets or other liabilities, measured at fair value. As of December 31, 2012, the Company was not a party to any derivative financial instruments.

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

Advertising Costs

We recognize advertising costs as incurred. For the years ended December 31, 2012, 2011, and 2010, advertising costs were $2.1 million, $0.2 million and $0.1 million, respectively. Advertising costs are included in selling, general and administrative expenses.

Common Stock

iPayment and Holdings had 100 and 4,875,000 shares of common stock, respectively, issued and outstanding at December 31, 2012. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for our common stock or for the Warrants.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award, which generally equals the vesting period. For 2012, we recognized $1.9 million in expense related to vested service phantom stock units. For performance stock units, we re-assess the probability of vesting at each reporting period and if the target is not attained, we do not recognize any expense. The performance condition is not considered in determining the grant date fair value. We did not recognize any expense in 2012 for performance-based phantom stock units.

4. Equity Redemption, Refinancing and Change in Control

In May 2009, a jury in the Superior Court of the State of California for the County of Los Angeles delivered a verdict in the amount of $300.0 million, plus punitive damages in the amount of $50.0 million, against Gregory Daily, iPayment’s former Chairman and Chief Executive Officer, in connection with litigation over Mr. Daily’s beneficial ownership in us. This lawsuit was brought against Mr. Daily individually and not in his previous capacities as the Chairman and Chief Executive Officer of iPayment. Neither iPayment, nor any other shareholders, officers, employees or directors of iPayment, were a party to this action. In response to the verdict, Mr. Daily filed for personal bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Nashville, Tennessee. On April 8, 2010, the United States Bankruptcy Court for the Middle District of Tennessee ordered the appointment of a trustee (the “Daily Bankruptcy Trustee”) to administer the estate of Mr. Daily.

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

On May 6, 2011, iPayment completed the offering of the 10.25% Notes and the closing of the Senior Secured Credit Facilities. Also on May 6, 2011, Holdings completed the offering of the Units. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fee discussed in Note 12 and other related fees and expenses.

Upon the closing of the Equity Redemption, Mr. Daily resigned as a director and officer, as applicable, of iPayment GP, iPayment Investors and each of iPayment Investors’ subsidiaries, including his former positions as iPayment’s Chairman and Chief Executive Officer. In connection with Mr. Daily’s resignation, Carl Grimstad became the new Chairman and Chief Executive Officer of iPayment and Mark Monaco, iPayment’s Chief Financial Officer, became a member of iPayment’s and Holdings’ boards of directors. The Redemption Agreement includes covenants on the part of Mr. Daily not to compete with iPayment and its affiliates for one year, and not to solicit employees, independent sales agents and independent sales organizations and merchants of iPayment and its affiliates for three years, in each case from May 23, 2011, the closing date of the Equity Redemption. On August 28, 2012, iPayment Investors merged with and into Holdings, with Holdings as the surviving entity.

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

	iPAYMENT, INC. May 23, 2011 Successor	iPAYMENT HOLDINGS, INC. May 23, 2011 Successor
Assets:
Cash and restricted cash	$17,539	$17,539
Accounts receivable	27,653	27,653
Prepaid expenses & other current assets	1,590	1,590
Property and equipment	4,412	4,412
Merchant portfolios & other intangible assets	273,655	273,655
Other assets	23,729	27,056
Goodwill	669,562	670,362
Liabilities:
Accounts payable and accrued liabilities & other	(39,081)	(39,870)
Deferred tax liabilities, net	(32,660)	(32,660)
Long term debt	(780,635)	(904,469)

Adjusted Purchase Price Allocation	$165,764	$45,268

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

5. Acquisitions

The effective date of each of the acquisitions discussed in this Note is the date the acquisition was recognized in our financial statements, unless otherwise noted. For the year ended December 31, 2012 amortization expense related to our merchant processing portfolios and other intangible assets was $58.1 million. For the period from May 24 through December 31, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $41.7 million. For the period from January 1 through May 23, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $15.4 million. For the year ended December 31, 2010 amortization expense related to our merchant processing portfolios and other intangible assets was $38.8 million.

On May 2, 2012, we entered into a definitive asset purchase agreement with CardServ, Inc., a Massachusetts corporation doing business as Flagship. Pursuant to the definitive agreement, one of our wholly owned subsidiaries agreed to purchase substantially all of the assets of Flagship for a purchase price of approximately $14.0 million. We funded the acquisition of Flagship through revolver borrowings and cash on hand and completed this transaction on May 23, 2012.

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

As part of the purchase accounting for the Flagship acquisition, approximately $3.1 million was assigned to merchant portfolios and other intangible assets, $1.5 million was assigned to the “Flagship Merchant Services” trade name, and $9.1 million was assigned to goodwill. The entire $9.1 million assigned to goodwill is expected to be deductible for tax purposes. In addition, we incurred $0.1 million of acquisition costs related to the Flagship acquisition primarily consisting of professional fees.

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

There were no acquisitions during 2012, including the acquisition of Flagship, that were significant enough to require pro forma disclosure.

Payments for Prepaid Residual Expenses

During 2012, 2011, and 2010, we made payments totaling $13.1 million, $1.6 million, and $4.7 million, respectively, to several ISGs in exchange for contract modifications which lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives.

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

In April 2012, we entered into an additional purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $2.5 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning April 1, 2012.

In April 2012, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $2.6 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning April 1, 2012.

In December 2012, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $8.0 million in cash, which was funded at closing with cash on hand. The effect of the portfolio acquisition on operations will be reflected in our consolidated financial statements beginning January 1, 2013.

6. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements are amortized over the useful life of the asset. Our property and equipment balances are comprised of the following:

	December 31,
(Dollars in thousands)	2012	2011
Property and equipment, net:
Machinery and equipment	$4,707	$3,500
Furniture and fixtures	844	729
Leasehold improvements	2,073	483
Computer software and equipment	3,103	1,866

	10,727	6,578
Less: accumulated depreciation	(3,308)	(1,048)

	$7,419	$5,530

7. Commitments and Contingencies

Leases

Our facilities include locations in New York, New York; Westlake Village, California; Minden, Nevada; and Charlestown, Massachusetts. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2012 (in thousands):

Year ended December 31,	Amount
2013	$2,125
2014	1,835
2015	1,620
2016	1,659
2017	1,730
Thereafter	4,400

Total	$13,369

In May 2011, the Company amended the original lease executed in July 2009 to increase leasing space by 12,300 square feet at its principal operating facility in Westlake Village, California. Annual commitments under this lease will approximate $0.3 million.

In December 2011, the Company entered into a new lease through November 2021 for 3,800 square feet in New York, New York. In January 2012, the Company’s corporate headquarters moved from its former location in Nashville, Tennessee to its new location in New York, New York. Annual commitments under this lease will approximate $0.5 million.

For the year ended December 31, 2012, total rent expense was $2.2 million. For the period from May 24 through December 31, 2011, total rent expense was $1.1 million. For the period from January 1 through May 23, 2011, total rent expense was $0.7 million. Total rent expense for the year ended December 31, 2010 was $2.0 million.

Reserves on Merchant Accounts

We require some of our merchants to maintain reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold these reserve cash deposits related to our merchant accounts as long as there is an exposure to loss resulting from a merchant’s processing activity. As of December 31, 2012, these reserve cash deposits totaled approximately $30.4 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve cash accounts, and accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated statements of operations.

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. After the chargeback occurs, we attempt to recover the chargeback either directly from the merchant or from the merchant’s reserve account. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. At December 31, 2012 and 2011, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.3 million and $1.2 million, respectively.

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

8. Long-Term Debt

Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	As of December 31,		As of December 31,
	2012	2011	2012	2011
(Dollars in thousands)	Successor	Successor	Successor	Successor
Senior Secured Credit Facilities:
Term facility	$352,500	$360,500	$352,500	$360,500
Revolving facility	35,000	15,500	35,000	15,500
Discount on Senior Secured Credit Facilities	(1,439)	(1,716)	(1,439)	(1,716)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	115,409	129,922
Discount on 15.00%/15.00% Notes, net of amortization of $155	—	—	(910)	(1,065)

	786,061	774,284	900,560	903,141
Less: Current portion of long-term debt	—	—	—	—

Total long - term debt	$786,061	$774,284	$900,560	$903,141

On May 6, 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 and Holdings completed an offering 125,000 Units, consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 and Warrants to purchase 125,000 shares of Holdings’ common stock. iPayment also completed the closing of its $450.0 million Senior Secured Credit Facilities. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fees discussed in Note 12 and other related fee and expenses.

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

Senior Secured Credit Facilities

iPayment also entered into a Credit Agreement, dated May 6, 2011 (the “Credit Agreement”), with Holdings, the subsidiaries of iPayment identified therein as guarantors, JPMorgan Chase Bank, N.A. and the other lenders party thereto. The Senior Secured Credit Facilities consist of (i) a six-year, $375.0 million term facility and (ii) a five-year, $75.0 million revolving facility, which includes a swing line loan facility and letter of credit facility and is available from time to time until the fifth anniversary of the closing date of the Senior Secured Credit Facilities (or in the case of the letter of credit facility, five business days prior to the fifth anniversary). The terms of the Senior Secured Credit Facilities give iPayment the ability, subject to certain conditions, to request an increase in the amount of the revolving facility in an aggregate amount of up to $25.0 million. On July 20, 2012, concurrent with iPayment’s purchase of approximately $23.9 million principal amount of the 15.00%/15.00% Notes from a third party for $20.0 million in a privately negotiated transaction, we requested and obtained a $20.0 million increase in the aggregate revolving facility commitment. The aggregate commitment of the lenders under the revolving facility following such increase was $95.0 million.

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

At December 31, 2012, iPayment had $351.1 million of term loans outstanding, net of discount of $1.4 million at a weighted average interest rate of 5.75% and $35.0 million of borrowings under its revolving facility at a weighted average interest rate of 4.6%. At December 31, 2011, iPayment had $358.8 million of term loans outstanding, net of discount of $1.7 million at a weighted average interest rate of 5.75% and $15.5 million of borrowings under its revolving facility at a weighted average interest rate of 4.53%.

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

Events of default under the Credit Agreement, which are subject to certain grace periods and exceptions include, among others: (i) iPayment’s failure to pay principal or interest or any other amount when due under the Credit Agreement; (ii) any representation or warranty proving to have been materially incorrect; (iii) covenant defaults; (iv) judgment defaults; (v) customary ERISA defaults; (vi) invalidity of loan documents or impairment of collateral; (vii) events of bankruptcy; (viii) a change of control; (ix) cross-default to material debt; and (x) cancellation or termination of a material contract, in certain circumstances.

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

In accordance with the terms of the Warrant Agreement, the 15.00%/15.00% Notes and the Warrants separated on November 2, 2011, which is 180 days after the issue date of the Units. The Warrants are exercisable until 5:00 p.m., New York City time, on November 15, 2018. Each Warrant not exercised on or prior to such date will become void and all rights thereunder and all rights in respect thereof under the Warrant Agreement will cease as of such time. No warrants were exercised as of December 31, 2012.

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

iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities and 10.25% Notes of $9.5 million and $8.9 million, respectively, as of December 31, 2012 and $10.4 million and $9.9 million, respectively, as of December 31, 2011. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $2.4 million and $3.2 million and a debt discount related to the Warrants of $0.9 million and $1.1 million as of December 31, 2012 and December 31, 2011, respectively.

These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.

Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities and the 10.25% Notes was $1.7 million and $1.2 million, respectively, for the year ended December 31, 2012. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was less than $0.3 million for the year ended December 31, 2012.

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

The maturities of long-term debt (before unamortized discount) for iPayment Holdings, Inc. and its consolidated subsidiaries as of December 31, 2012 are as follows (in thousands):

Year ending December 31,	Amount
2013	$—
2014	—
2015	—
2016	35,000
2017	352,500
Thereafter	538,732

Total	$926,232

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

On November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. Among other things, the Waiver waived (a) defaults arising from the restatement of our financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010 and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q and (b) the Company’s failure to timely provide to the Administrative Agent its 3rd Quarter 2012 financial statements.

Following receipt of the Waiver, the Company borrowed amounts under the Senior Secured Credit Facilities’ revolving credit facility so as to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes. Upon the Company’s filing of its restated financial statements for prior periods on January 29, 2013 and its 3rd Quarter 2012 financial statements on January 31, 2013, the Company had satisfied all conditions and obligations set forth in the Waiver.

9. Income Taxes

We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.

The provision for income tax expense (benefit) consists of the following:

iPAYMENT, INC.

PROVISION FOR INCOME TAXES AND LIABILITIES

	Year Ended December 31, 2012	Period From		Year Ended December 31, 2010
(Dollars in thousands)		May 24 through December 31, 2011	Jan 1 through May 23, 2011
	Successor	Successor	Predecessor	Predecessor
Current:
Federal	$3,872	$5,764	$475	$14,380
State	490	669	44	1,943
Deferred
Federal	(4,549)	(8,222)	(99)	(380)
State	(1,234)	(571)	(9)	(47)
Change in valuation allowance	12	362	—	(238)
Change in uncertain tax positions	(34)	(783)	—	1,269

Total income tax provision (benefit)	$(1,443)	$(2,781)	$411	$16,927

iPAYMENT HOLDINGS, INC.

PROVISION FOR INCOME TAXES AND LIABILITIES

	Year Ended December 31, 2012	Period From		Year Ended December 31, 2010
(Dollars in thousands)		May 24 through December 31, 2011	Jan 1 through May 23, 2011
	Successor	Successor	Predecessor	Predecessor
Current:
Federal	$831	$3,288	$283	$14,380
State	260	524	27	1,943
Deferred
Federal	(4,913)	(8,418)	(99)	(380)
State	(1,233)	(583)	(9)	(47)
Change in valuation allowance	12	362	—	(238)
Change in uncertain tax positions	(34)	(783)	—	1,269

Total income tax provision (benefit)	$(5,077)	$(5,610)	$202	$16,927

The reconciliation between the federal statutory income tax rate of 35% and our effective income tax rate is as follows:

iPAYMENT, INC.

EFFECTIVE TAX RATES

	Year Ended December 31, 2012	Period From		Year Ended December 31, 2010
		May 24 through December 31, 2011	Jan 1 through May 23, 2011
	Successor	Successor	Predecessor	Predecessor
Statutory Rate	35.00%	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from the following:
State income taxes, net of federal benefit (1)	18.5	(7.1)	(6.1)	4.4
Adjustments to deferred taxes (2)	(15.8)	(0.6)	—	(2.2)
Permanent differences (3)	(10.0)	(1.8)	(112.8)	0.2
Changes in valuation allowance	(0.2)	(4.2)	—	—
Changes in uncertain positions	0.6	9.1	—	3.1
Other	0.6	1.4	—	1.8

Total income tax provision	28.7%	31.8%	(83.9)%	42.3%

(1)	State income tax benefit increased in 2012 due to additional taxable state losses as compared to 2011.
(2)	Adjustments to deferred taxes increased in 2012 due to increases in deferred tax liability associated with intangible assets.
(3)	Permanent differences increased in 2012 due to higher proportion of nondeductible expenses than in 2011.

iPAYMENT HOLDINGS, INC.

EFFECTIVE TAX RATES

		Period From
	Year Ended December 31, 2012	May 24 through December 31, 2011	Jan 1 through May 23, 2011	Year Ended December 31, 2010
	Successor	Successor	Predecessor	Predecessor
Statutory Rate	35.00%	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from the following:
State income taxes, net of federal benefit	4.7	(2.1)	(1.2)	4.4
Adjustments to deferred taxes	(3.4)	(0.3)	—	(2.2)
Permanent differences (1)	(14.5)	(7.8)	(48.6)	0.2
Changes in valuation allowance	(0.1)	(1.8)	—	—
Changes in uncertain positions	0.1	3.9	—	3.1
Other	0.1	0.6	—	1.8

Total income tax provision	21.9%	27.5%	(14.8)%	42.3%

(1)	Permanent differences increased in 2012 due to higher proportion of nondeductible expenses than in 2011. This increase primarily related to a portion of interest accrued on the 15.00%/15.00% Notes which are considered “Applicable High Yield Discount Obligations” for income tax purposes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

Deferred Tax Assets and Liabilities	iPAYMENT, INC. As of December 31,		iPAYMENT HOLDINGS, INC. As of December 31,
(Dollars in thousands)	2012	2011	2012	2011
Current deferred tax assets
State Taxes	$25	$33	$25	$33
Reserves	2,330	2,745	2,330	2,745
Accrued liabilities	377	617	377	617
Other current deferred tax assets	679	610	679	610
Valuation allowance, current	(838)	(1,032)	(773)	(1,032)

Total current deferred tax assets	2,573	2,973	2,638	2,973
Current deferred tax (liabilities)
Prepaid expenses	(227)	15	(227)	15

Total current deferred tax (liabilities)	(227)	15	(227)	15

Net current deferred tax asset / (liability)	2,346	2,988	2,411	2,988
Long-term deferred tax assets
Net operating loss	1,732	1,403	1,732	1,403
Other long-term deferred tax assets	1,619	698	2,189	906
Residual buyout	—	296	—	296
Valuation allowance, long-term	(823)	(617)	(888)	(617)

Total long-term deferred tax asset	2,528	1,780	3,033	1,988
Long-term deferred tax (liabilities)
Intangible assets, net of amortization	(14,063)	(27,719)	(14,063)	(27,719)
Residual buyout	(3,850)	—	(3,850)	—
Property and Equipment, net of depreciation	(1,237)	—	(1,237)	—
Goodwill	(3,266)	(1,187)	(3,266)	(1,187)
Other noncurrent deferred tax (liabilities)	—	(141)	—	(141)

Total long-term deferred tax (liabilities)	(22,416)	(29,047)	(22,416)	(29,047)

Net long-term deferred tax asset / (liability)	(19,888)	(27,267)	(19,383)	(27,059)

Net deferred tax asset / (liability)	$(17,542)	$(24,279)	$(16,972)	$(24,071)

As of December 31, 2012, our total valuation allowance of $1.7 million included $1.0 million of deferred tax assets on state net operating losses and $0.7 million of deferred tax assets on capital loss carryforwards.

As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $3.7 million and $65.2 million, respectively. If unused, these carryforwards will expire in varying amounts beginning in 2021 for federal and 2019 for state. The net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar limitations under the tax laws of state jurisdictions.

ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.

Our liabilities for unrecognized tax benefits are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. We recognized less than $0.1 million of interest and penalties for the year ended December 31, 2012 and the balance of accrued interest and penalties recorded in the consolidated balance sheets as of December 31, 2012 was $0.3 million.

With limited exceptions, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to 2008.

Changes to our gross unrecognized tax benefits, excluding the related accrual for interest and penalties, are set forth below:

(Dollars in thousands)	iPAYMENT, INC.	iPAYMENT HOLDINGS, INC.
Balance at December 31, 2010	$2,605	$2,605
Reductions due to lapse of the applicable statute of limitations	(834)	(834)
Decrease in prior year tax positions	(451)	(451)
Increase for tax positions taken during the current period	4	4

Balance at December 31, 2011	$1,324	$1,324
Reductions due to lapse of the applicable statute of limitations	(365)	(365)
Increase in prior year tax positions	89	89
Increase for tax positions taken during the current period	982	982

Balance at December 31, 2012	$2,030	$2,030

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate are $0.5 million as of December 31, 2011 and 2012. The Company does not expect its unrecognized tax benefits to significantly change in the next twelve months.

10. Stock Based Compensation

On August 27, 2012, the board of directors of Holdings (the “Board”) adopted the iPayment Holdings, Inc. Equity Incentive Plan (the “Equity Plan”).

The Equity Plan is an omnibus equity incentive plan that provides for awards to executives and key employees of iPayment and its subsidiaries of restricted Holdings common stock, options to purchase Holdings common stock, and phantom units that settle into shares of Holdings common stock upon vesting. Options granted under the Equity Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that are not incentive stock options. Awards granted under the Equity Plan will be subject to vesting, forfeiture, and other terms and conditions (including terms related to voting rights with respect to restricted stock and the accrual and payment of dividends and dividend equivalents with respect to restricted stock and phantom units) as provided in individual award agreements.

The Equity Plan is administered by the Board and the Board retains the power to select eligible employees to participate in the Equity Plan. The Equity Plan authorizes the issuance of up to 1,250,000 shares of Holdings common stock pursuant to awards granted under the Equity Plan. Holdings currently intends to satisfy any need for shares of its common stock associated with the settlement of phantom units or exercise of options issued under the Equity Plan through those new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the Equity Plan.

In the event of a change in control (as defined in the Plan), and subject to any other provisions included in the applicable award agreements, (1) the vesting of service-based options will fully accelerate and (2) all vested options will be automatically cancelled for an amount equal to the consideration per share of Holdings common stock received in the change in control less the applicable exercise price. It is intended that the award agreements for performance-based awards, and service-based phantom units, will set forth the effect of a change in control on those awards. Any accelerated vesting of awards under the Equity Plan is subject to limitation to the extent necessary to prevent the participant from being subject to the excise tax under Section 4999 of the Code.

On November 15, 2012, the Board granted 494,212.96 phantom units under the Equity Plan to certain executives and key employees, with a grant date fair value of $34.53 per unit, which was equivalent to the then current fair value of Holdings’ common stock at the grant date. Each phantom unit represents a future right to a share of Holdings’ common stock, subject to its terms and conditions. In connection with these grants, Holdings entered into a phantom unit agreement with each of these individuals. Under each phantom unit agreement, 50% of phantom units are “service units” and the remaining 50% of the phantom units are “performance units.” 20% of the service units vested at the time of the grant, with the remaining service units vesting in equal increments on the first four anniversaries of the grant date, such that, subject to continued employment, all service units would be vested by the four year anniversary of the grant date. Performance units vest, if at all, upon the earlier to occur of a change in control (as defined in the phantom unit agreement) or a public offering (as defined therein). If neither a change in control nor a public offering has occurred by the seventh anniversary of the grant date, all unvested performance units will be forfeited. In addition, each phantom unit agreement also provides that all unvested service units will become fully vested upon a change in control, and all performance units will either vest or be forfeited in accordance with the performance criteria described above. Each vested unit will settle into one share of Holdings common stock on the earliest to occur of (a) 30 days following the seventh anniversary of the grant date, (b) 30 days after a change in control that is also a change in control event within the meaning of Section 409A of the Code and (c) the 30th day following the employee holder’s termination of employment. Upon an employee holder’s termination of employment for any reason, all outstanding unvested phantom units will be forfeited.

As of December 31, 2012, no other awards were granted under the Equity Plan.

A summary of the phantom unit activity under the Equity Plan as of December 31, 2012 is presented below:

	Phantom Units	Weighted Avg. Grant Date Fair Value
Granted to employees	494,212.96	$34.53
Vested	49,421.30	34.53
Forfeited	—	—

Total unvested, December 31, 2012	444,791.66	$34.53

Performance Based Phantom Units

The Company recognized no compensation expense related to performance based phantom units for the year ended December 31, 2012. Achievement of the vesting events would result in 247,106.48 phantom units vesting. Unrecognized compensation expense related to nonvested performance based phantom units was $8.5 million at December 31, 2012. The Company may be required to adjust compensation cost in the future to the extent that any of the vesting events become probable.

Service Based Phantom Units

The Company recognized compensation expense related to service based phantom units of $1.9 million for the year ended December 31, 2012. Unrecognized compensation expense related to nonvested service based phantom units was $6.6 million at December 31, 2012, which is expected to be recognized as expense over the weighted-average period of 3.9 years.

11. Comprehensive Income

Comprehensive income includes our net income plus the net-of-tax impact of fair value changes in our interest rate swap agreements, which expired on December 31, 2010. There was no swap agreement and no other comprehensive income for the years ended December 31, 2012 and 2011. Other comprehensive income for the year ended December 31, 2010, was $7.5 million. Change in fair value, net of tax, on our swap agreements amounted to $7.5 million for the year ended December 31, 2010. The related deferred tax expense was $5.0 million for the year ended December 31, 2010.

12. Related Party Transactions

In November 2010, we entered into a sublease agreement with Fortis Payment Systems, LLC, an ISG owned by an employee of Cambridge Acquisition Sub, LLC, a wholly owned subsidiary of iPayment. The lease agreement extends through 2013, with an option of extending the contract through 2015. The lease agreement provides for minimum annual payments of $60,000 beginning November 2010 for three years.

In December 2012, we entered into a purchase and sale agreement with Fortis Payment Systems, LLC, whereby we acquired a portfolio of merchant accounts for a purchase price of $8.0 million.

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

13. Significant Concentration

Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2012, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 1% of revenues during any of the periods presented. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo.

14. Segment Information and Geographical Information

We consider our business activities to be in a single reporting segment. For years ended December 31, 2012, 2011, and 2010, we derived greater than 88%, 87%, and 88%, respectively, of our revenue and results of operations from processing revenues from card-based payments. Substantially all revenues are generated in the United States.

15. Employee Agreements and Employee Benefit Plans

We sponsor a defined contribution plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the 401(k) Plan, we may match contributions of up to 4% of a participant’s salary. For the year ended December 31, 2012, employer contribution was $0.2 million. For the period from May 24 through December 31, 2011, employer contribution was $0.1 million. For the period from January 1 through May 23, 2011, employer contribution was $0.1 million. Employer contribution for the year ended December 31, 2010 was $0.2 million.

See Note 10 “Stock Based Compensation” above for more information related to the Holdings Equity Incentive Plan.

16. Summarized Quarterly Financial Data

The following unaudited schedule indicates our quarterly results of operations for 2012, 2011 and 2010 (in thousands, except charge volume).

(Dollars in thousands, except noted otherwise)	1st Quarter	April 1 through May 23, 2011	May 24, through June 30, 2011	2nd Quarter	3rd Quarter	4th Quarter	Total
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Audited
2012 - iPAYMENT, INC.
Revenue	$165,132	N/A	N/A	$178,577	$168,550	$168,870	$681,129
Interchange	81,858	N/A	N/A	87,002	86,809	83,995	339,664
Other cost of services, excluding depreciation and amortization	48,436	N/A	N/A	53,307	50,335	50,410	202,488
Selling, general, and administrative	4,232	N/A	N/A	4,931	5,297	7,424	21,884
Embezzlement costs	922	N/A	N/A	1,202	287	207	2,618
Embezzlement recoveries	—	N/A	N/A	—	—	(3,135)	(3,135)
Income from operations	13,107	N/A	N/A	16,230	10,935	17,230	57,502
Depreciation and amortization	16,577	N/A	N/A	15,905	14,887	12,739	60,108
Net income (loss)	(1,601)	N/A	N/A	(317)	(1,739)	80	(3,577)
Charge Volume (in millions, unaudited)	5,538	N/A	N/A	5,720	5,624	5,318	22,200
2012 - iPAYMENT HOLDINGS, INC.
Revenue	$165,132	N/A	N/A	$178,577	$168,550	$168,870	$681,129
Interchange	81,858	N/A	N/A	87,002	86,809	83,995	339,664
Other cost of services, excluding depreciation and amortization	48,469	N/A	N/A	53,350	50,378	51,030	203,227
Selling, general, and administrative	4,250	N/A	N/A	4,958	5,324	6,815	21,347
Embezzlement costs	922	N/A	N/A	1,202	287	207	2,618
Embezzlement recoveries	—	N/A	N/A	—	—	(3,135)	(3,135)
Income from operations	13,056	N/A	N/A	16,160	10,865	17,219	57,300
Depreciation and amortization	16,577	N/A	N/A	15,905	14,887	12,739	60,108
Net income (loss)	(9,765)	N/A	N/A	(3,591)	(5,862)	1,226	(17,992)
Charge Volume (in millions, unaudited)	5,538	N/A	N/A	5,720	5,624	5,318	22,200
2011 - iPAYMENT, INC.
Revenue	$169,613	$107,077	$77,431	N/A	$180,740	$173,340	$708,201
Interchange	90,728	57,051	42,262	N/A	100,396	83,708	374,145
Other cost of services, excluding depreciation and amortization	43,787	27,135	19,989	N/A	46,523	50,595	188,029
Selling, general, and administrative	4,290	2,446	1,718	N/A	3,784	5,048	17,286
Embezzlement costs	375	778	438	N/A	1,442	1,101	4,134
Income from operations	20,056	13,836	7,435	N/A	10,508	13,481	65,316
Depreciation and amortization	10,377	5,831	5,589	N/A	18,087	19,407	59,291
Net income (loss)	7,764	(8,665)	266	N/A	(3,411)	(2,814)	(6,860)
Charge Volume (in millions, unaudited)	5,385	3,383	2,425	N/A	5,872	5,596	22,661
2011 - iPAYMENT HOLDINGS, INC.
Revenue	$169,613	$107,077	$77,431	N/A	$180,740	$173,340	$708,201
Interchange	90,728	57,051	42,262	N/A	100,396	83,708	374,145
Other cost of services, excluding depreciation and amortization	43,787	27,135	19,989	N/A	46,523	50,618	188,052
Selling, general, and administrative	4,290	2,446	1,718	N/A	3,784	5,063	17,301
Embezzlement costs	375	778	438	N/A	1,442	1,101	4,134
Income from operations	20,056	13,836	7,435	N/A	10,508	13,443	65,278
Depreciation and amortization	10,377	5,831	5,589	N/A	18,087	19,407	59,291
Net income (loss)	7,764	(9,332)	(1,325)	N/A	(7,328)	(6,169)	(16,390)
Charge Volume (in millions, unaudited)	5,385	3,383	2,425	N/A	5,872	5,596	22,661
2010 - iPAYMENT INC. and iPAYMENT HOLDINGS, INC.
Revenue	$159,540	N/A	N/A	$183,933	$175,098	$180,603	$699,174
Interchange	90,997	N/A	N/A	98,544	97,200	93,836	380,577
Other cost of services, excluding depreciation and amortization	39,370	N/A	N/A	45,359	44,093	45,395	174,217
Selling, general, and administrative	3,079	N/A	N/A	3,303	3,766	3,676	13,824
Embezzlement costs	1,824	N/A	N/A	342	414	568	3,148
Income from operations	13,739	N/A	N/A	26,371	20,059	26,528	86,697
Depreciation and amortization	10,531	N/A	N/A	10,014	9,566	10,600	40,711
Net income (loss)	1,099	N/A	N/A	8,199	5,213	8,539	23,050
Charge Volume (in millions, unaudited)	5,541	N/A	N/A	5,853	5,718	5,541	22,653

17. Subsequent Events

On January 28, 2013, iPayment entered into split-dollar life insurance agreements providing coverage to each of Carl Grimstad, iPayment’s Chief Executive Officer, and Mark Monaco, iPayment’s Chief Financial Officer, and their spouses, that provide benefits to their designated beneficiaries in the amounts of $15,000,000 and $7,500,000, respectively. Each of these split-dollar life insurance policies is owned by a trust established by the insured named executive officer. For each of these insurance policies, iPayment has agreed to make all premium payments which are not paid by the applicable trust until the death of either the insured named executive officer or his wife or, if earlier, the termination of the agreements by the trust, at which time the trust shall repay to iPayment all amounts paid by iPayment on the insurance policy plus interest at the “applicable federal rate” since the inception of the policy. There were no premiums paid by the Company on these policies during 2012.

On February 11, 2013, iPayment entered into the last of the various cooperation and restitution and/or settlement agreements with the material participants in the financial misconduct described above in Item 3, “Legal Proceedings; Internal Investigation”. Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. Of this amount, the Company had collected $0.3 million as of December 31, 2012, and a total of $2.6 million as of the date of this Annual Report. Of the remaining $5.8 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $5.4 million is scheduled to be repaid to the Company by no later than July 1, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement of Consolidated Financial Statements

In August 2012, as disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012 and in the Company’s amended annual report on Form 10-K/A filed on January 29, 2013, the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company and management conducted an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned. Based on the results of the Company’s internal investigation and the financial impact thereof on prior financial periods, the Board of Directors and management concluded that the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, 2010 and 2011 should no longer be relied upon. The material weaknesses described below contributed to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009, 2010 and 2011 (including all interim periods within such years) and for the first two quarters of 2012 and the failure of the Company to file on a timely basis its Quarterly Report on Form 10-Q for the interim period ended September 30, 2012.

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

Beginning in September 2012, in connection with our internal investigation described above, our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of our disclosure controls and procedures. At that time, the Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2009, 2010 and 2011 due to the material weaknesses in our internal controls over financial reporting described below. In connection with the audit of our consolidated financial statements for 2012, the Board of Directors and management concluded that the previously identified material weaknesses continued to exist as of December 31, 2012. Although we began to implement policies and procedures to address these weaknesses following the audit of our restated consolidated financial statements for 2009, 2010 and 2011, we had not completed this implementation as of December 31, 2012.

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

Beginning in September 2012, in connection with our internal investigation described above, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, 2010, and 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. The Board of Directors and management concluded that our internal control over financial reporting was not effective as of December 31, 2009, 2010, and 2011 due to the five material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. In connection with the audit of our consolidated financial statements for 2012, the Board of Directors and management concluded that the previously identified material weaknesses continued to exist as of December 31, 2012. Although we began to implement policies and procedures to address these weaknesses following the audit of our restated consolidated financial statements for 2009, 2010 and 2011, we had not completed this implementation as of December 31, 2012. In connection with the audit of our consolidated financial statements for 2012 and our ongoing efforts to address the material weaknesses in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures described in this item, we identified further immaterial embezzlement costs that had previously been accounted for as property and equipment. See Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements.”

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Material Weaknesses

In connection with the assessment described above, management of the Company concluded that the five material weaknesses previously identified continued to exist in the Company’s internal control over financial reporting.

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

Entity Level Controls: To remediate the material weakness described above under “Entity Level Controls,” the Company continues to enhance its training of management, including its accounting, information technology, and operations managers, to emphasize further the importance of setting the proper tone within the organization to instill an attitude of integrity and control awareness and the use of a thorough and proper analysis of proposed transactions. The former employees who initiated or directed the fraud discussed in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” were either terminated by the Company or have resigned, and the Company has hired additional qualified accounting and operations personnel. Lastly, the Company implemented the specific remediation initiatives described below in the fiscal year 2012. These initiatives are intended to provide reasonable assurance regarding the reliability and completeness of the Company’s financial information and disclosures.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified in respect of our entity level controls, accounts payable process, sales agent verification and residual process, expense reimbursement process, and manual journal entry process, and the related remediation efforts as discussed above, there have not been any changes in our internal control over financial reporting for the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information about our directors and executive officers as of December 31, 2012:

Name and Age	Principal Occupation, Business Experience, Directorships and Education
Carl A. Grimstad Chairman, Chief Executive Officer and President of iPayment and Chief Executive Officer, President and Director of Holdings Age 45	Carl Grimstad co-founded iPayment and is the Company’s President and Chief Executive Officer. In 2003, Mr. Grimstad led iPayment in a successful IPO (NASDAQ: IPMT). Mr. Grimstad was instrumental in taking iPayment private in 2006. Mr. Grimstad has served since 1995 as the managing partner of GS Capital, LLC, a private investment company. Mr. Grimstad and his family are active supporters of various charities including the Nashville Zoo and the Sexual Assault Center. Mr. Grimstad currently serves as a board member of the Oasis Center, a safe haven for children in trouble. In the past, Mr. Grimstad has served as a trustee of the Cheekwood Botanical Gardens and as a board member of the Nashville Symphony. Mr. Grimstad graduated with a B.A. in Economics from Boston University in 1989

Mark C. Monaco Chief Financial Officer, Executive Vice President, Treasurer and Director of iPayment and Holdings Age 47	Mark C. Monaco has served as iPayment’s Chief Financial Officer since October 2010 and as a member of iPayment’s board of directors since May 2011. From February 2007 to January 2009, Mr. Monaco served as Head of Principal Investments at Brooklyn NY Holdings, LLC, the investment organization of the Alfred Lerner Family. From June 1996 to January 2007, Mr. Monaco was a Managing Director at Windward Capital Management, LLC, a middle market private equity firm focused on financial and business services investments. During his tenure at Windward, Mr. Monaco served as Chairman of Retriever Payment Systems, Inc., a merchant acquiring organization, from 2000 to 2004, when it was acquired by National Processing Company. Prior to joining Windward Capital, Mr. Monaco was at Credit Suisse First Boston, serving as the Director of Finance and Corporate Development after several years in the financial institutions group with the firm’s investment banking department. Mr. Monaco earned his MBA in finance from The University of Pennsylvania, The Wharton Graduate School of Business, and received his undergraduate degree from Harvard University.

Philip J. Ragona Senior Vice President, General Counsel and Secretary of iPayment and Holdings Age 51	Philip J. Ragona has served as iPayment’s Senior Vice President, General Counsel, and Secretary since April 2012. From 2002 to 2012, Mr. Ragona served as Senior Vice President, General Counsel and Secretary of Atrium Corporation, a building products manufacturer. From 1995 to 2002, Mr. Ragona was with the law firm of Paul, Hastings, Janofsky & Walker LLP. From 1992 to 1995, Mr. Ragona was with the law firm of Cahill, Gordon & Reindel LLP. Mr. Ragona received his JD degree from the Columbia University School of Law and his undergraduate degree from the University of California, Los Angeles. Mr. Ragona is admitted to the state bars of New York and Texas.

Kurt C. Metzler Senior Vice President – Strategic Development Age 50	Kurt C. Metzler has served as iPayment’s Senior Vice President – Strategic Development since May 2012. Prior to joining iPayment, Mr. Metzler founded SFMS Inc., a consulting firm providing executive sales force, marketing, and business development services to the financial services industry, and served as its President from 2009 to 2012. From 2006 to 2009, Mr. Metzler served as Executive Vice President and General Manager of RBS WorldPay, a global provider of payment processing solutions. From 2002 to 2005, Mr. Metzler served as Executive Vice President and General Manager of Chase Merchant Services, a provider of merchant services solutions. Mr. Metzler earned his undergraduate degree from the University of Virginia.

John A. Vickers Director of iPayment and Holdings Age 50	John A. Vickers has served as a member of iPayment’s and Holdings’ boards of directors since September 2011. Mr. Vickers is currently Chairman and Chief Executive Officer of Tishman Realty Corporation and the Tishman Hotel Corporation, having served the Tishman organization for 27 years in various positions. He is responsible for Tishman’s owned portfolio of hotels and for overseeing all of the firm’s service divisions. Mr. Vickers was also Vice Chairman and Principal of Tishman Construction Corporation prior to its sale to AECOM in July 2010.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors, officers and employees of the Company. In addition, we have also adopted a code of ethics that contains supplementary obligations applicable to the Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, the controller and persons performing similar functions. Copies of our codes of ethics are filed as exhibits to this Annual Report. We undertake to provide to any person without charge, upon request, copies of such codes of ethics. Any such requests may be addressed to our Senior Vice President of Human Resources or to our Senior Vice President and General Counsel at the address and phone number provided on the cover of this Annual Report.

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

As a privately-held company, we do not have a compensation committee. Each of iPayment’s and Holdings’ board of directors is currently composed of Messrs. Grimstad, Monaco and Vickers. The board of directors of iPayment and the board of directors of Holdings are collectively referred to in this section as the “board.” The board, in consultation with other executive officers, establishes policies and makes decisions regarding compensation of directors and executive officers. The executive compensation program currently contains two elements:

•	competitive base salaries, and

•	annual cash incentives based on the performance of each executive officer and the Company against established targets as determined by the board.

This compensation program is designed so that the combination of these two elements, assuming performance targets are met, will generally be comparable to similar positions with peer companies.

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

Stock-based compensation. On August 27, 2012, the board of directors of Holdings (the “Board”) adopted the iPayment Holdings, Inc. Equity Incentive Plan (the “Equity Plan”). The Equity Plan is an omnibus equity incentive plan that provides for awards to executives and key employees of iPayment and its subsidiaries of restricted Holdings common stock, options to purchase Holdings common stock, and phantom units that settle into shares of Holdings common stock upon vesting. The Equity Plan is administered by the board and the board retains the power to select eligible employees to participate in the Equity Plan. We believe that awards under the Equity Plan motivate our executives to achieve long-term performance goals, which aligns their interests with Holdings’ stockholders, and provides competitive levels of total compensation for our executives.

On November 15, 2012, the board granted 324,074.47 phantom units to Mr. Monaco and 24,305.56 phantom units to each of Mr. Ragona and Mr. Metzler. In connection with these grants, Holdings entered into phantom unit agreements with those individuals. The vesting terms of these phantom unit awards are described in the Grants of Plan-Based Awards table below.

Retirement plans. Certain executive officers participate in iPayment’s defined contribution plan. iPayment’s contributions to its defined contribution plan on behalf of the named executive officers are shown in the “All Other Compensation” column of the Summary compensation table below.

Also, effective January 1, 2012, each of Messrs. Grimstad, Monaco, Ragona and Metzler (together with certain other Company executives) became eligible to participate in the iPayment Deferred Compensation Plan and the iPayment Executive Retention Plan (each, a “Deferred Compensation Plan”). Each Deferred Compensation Plan is comprised of the Executive Nonqualified Excess Plan Document and an Executive Nonqualified Excess Plan Adoption Agreement (collectively, the “Adoption Agreements”). Each Deferred Compensation Plan is a nonqualified, unfunded plan intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

Under the iPayment Deferred Compensation Plan, participants will have the option to defer up to 50% of their base salary and up to 100% of any non-performance-based bonus. The Company will not make contributions, matching or otherwise, under this Plan. Mr. Monaco deferred compensation payable in fiscal year 2012 in the iPayment Deferred Compensation Plan. For Mr. Monaco’s deferred amounts and other relevant details, see the Nonqualified Deferred Compensation table below.

Under the iPayment Executive Retention Plan, the Company may make discretionary contributions to the accounts of the participants in such Deferred Compensation Plan, in an amount determined each year by the Company. A participant will become fully vested in any contributions made by the Company to such participant’s account upon the first to occur of: (i) the participant reaching Normal Retirement Age and (ii) a Change of Control Event, in each case, as such terms are defined in the iPayment Executive Retention Plan Adoption Agreement. Participants will not have the option to defer any of their base salary or non-performance-based bonuses under the iPayment Executive Retention Plan. As of December 31, 2012, the Company had not made any discretionary contributions to the iPayment Executive Retention Plan.

Split-dollar agreements. On January 28, 2013, iPayment entered into split-dollar life insurance agreements providing coverage to each of Messrs. Grimstad and Monaco and their spouses that provide benefits to their designated beneficiaries in the amounts of $15,000,000 and $7,500,000, respectively. Each of these split-dollar life insurance policies is owned by a trust established by the insured named executive officer. For each of these insurance policies, iPayment has agreed to make all premium payments which are not paid by the applicable trust until the death of either the insured named executive officer or his wife or, if earlier, the termination of the agreements by the trust, at which time the trust shall repay to iPayment all amounts paid by iPayment on the insurance policy plus interest at the “applicable federal rate” since the inception of the policy. There were no premiums paid by the Company on these policies during the 2012 fiscal year.

Summary. The board believes that the combination of competitive base salaries, annual incentives paid in cash, phantom equity awards and other employee benefits comprise a highly-effective and motivational executive compensation program, which works to attract and retain talented executives and strongly aligns the interests of senior management with those of the stockholders of the Company in seeking to optimize long-term performance. The board has reviewed the total compensation received by the executive officers during the year ended December 31, 2012, and has determined that those amounts were not excessive or unreasonable.

Report of the Board of Directors

The board has reviewed the Compensation Discussion and Analysis and discussed it with management, and, based on such review and discussions, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

Carl A. Grimstad

Mark S. Monaco

John A. Vickers

Summary Compensation Table

The following table sets forth the compensation for the fiscal years 2012, 2011 and 2010 for our “named executive officers,” who consist of our principal executive officer, principal financial officer, and our other most highly compensated executive officers, for fiscal year 2012:

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary		Bonus	Stock Awards (2)	All Other Compensation		Total
Carl A. Grimstad	2012	$1,001,605		$775,000	$—	$182,333	(3)(4)(9)	$1,958,938
Chairman, Chief Executive Officer and President	2011	1,000,000		1,000,000		83,500	(3)(4)	2,083,500
	2010	708,000		—		—		708,000

Mark C. Monaco	2012	$602,000		$500,000	$5,595,000	$93,000	(3)(4)(9)	$6,790,000
Executive Vice President, Chief Financial Officer, Treasurer and Director	2011	600,000		300,000		24,000	(3)(4)(9)	924,000
	2010	125,000	(5)	—		—		125,000

Philip J. Ragona	2012	$231,668	(6)	$120,000	$420,000	$42,090	(8)	$813,758
Senior Vice President, General Counsel and Secretary

Kurt C. Metzler	2012	$187,692	(7)	$100,000	$420,000	$4,487	(9)	$712,179
Senior Vice President - Strategic Development

Robert S. Torino (1)	2012	$264,738		$—	$—	$47,880	(10)	$312,618
Chief Operating Officer and Executive Vice President	2011	316,000		250,000		68,000	(10)	634,000
	2010	296,000		—		60,000	(10)	356,000

(1)	Excludes any amounts obtained pursuant to the financial misconduct described in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 8 of this report. Robert S. Torino served as our Chief Operating Officer from 2006 until his termination on September 6, 2012 as a result of alleged violations by Mr. Torino (and certain other former executives of iPayment) of the Company’s Code of Business Conduct and Ethics.
(2)	The amounts in this column reflect the aggregate grant date fair value of phantom units awarded. The assumptions used in the valuation of the phantom units are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2012 included in Item 8 of this Annual Report on Form 10-K. Because the Company recognized no compensation expense related to the performance based phantom units, the table does not include any value for these phantom units; however, unrecognized compensation expense at a maximum level of performance is currently estimated to be $8.5 million.
(3)	For Mr. Grimstad and Mr. Monaco, includes $12,500 each for Board of Director fees for 2011, and $50,000 each for Board of Directors fees for 2012.
(4)

The amounts in this column include the aggregate incremental cost to iPayment of providing personal benefits. For Mr. Grimstad and Mr. Monaco, the figure in this column includes approximately $71,000 and $10,000, respectively, for personal use of iPayment’s aircraft in 2011, and approximately $113,000 and $40,000, respectively, for personal use of iPayment’s aircraft in 2012. This value is based on the variable cost per flight hour which consists of the hourly operating fee charged by the aircraft’s operator and other miscellaneous variable costs. The value excludes non-variable costs, such as management fees, fractional ownership commitment fees and any other costs not specifically related to trips. On certain occasions, the executive’s spouse or other family member may accompany the executive on a business flight. Typically, there are no additional incremental costs associated with such spousal or family travel.
(5)	Represents Mr. Monaco’s salary for the period commencing upon his hiring on October 15, 2010 and ending on December 31, 2010.
(6)	Represents Mr. Ragona’s salary for the period commencing upon his hiring on April 16, 2012 and ending on December 31, 2012.
(7)	Represents Mr. Metzler’s salary for the period commencing upon his hiring on July 24, 2012 and ending on December 31, 2012.
(8)	Represents relocation reimbursements made to Mr. Ragona.
(9)	For Mr. Grimstad, the amount in this column for 2012 includes $19,333 of the Company’s 401(k) matching contribution. For Mr. Monaco, the amount in this column for 2012 and 2011 includes $3,000 and $1,500, respectively, of the Company’s 401(k) plan matching contribution. For Mr. Metzler, the amount in this column for 2012 represents only such matching contribution.
(10)	Represents housing reimbursements made to Mr. Torino.

Grants of Plan-Based Awards

The following table summarizes cash-based and equity-based awards for each of the named executive officers that were granted during fiscal year 2012 by the Company.

Name	Grant Date	Equity Incentive Plan Awards(#)(1)	All other stock awards: Number of shares of stock or units(#)(2)	Grant date fair value of stock and option awards(3)
Mark C. Monaco	November 15, 2012	162,037.04	162,037.04	$5,595,000
Philip J. Ragona	November 15, 2012	12,152.78	12,152.78	$420,000
Kurt C. Metzler	November 15, 2012	12,152.78	12,152.78	$420,000

(1)	Represents performance-based phantom unit awards granted under the iPayment Holdings, Inc. Equity Incentive Plan.
(2)	Represents service-based phantom unit awards granted under the iPayment Holdings, Inc. Equity Incentive Plan
(3)	The amounts in this column reflect the aggregate grant date fair value of phantom units awarded. The assumptions used in the valuation of the phantom units are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2012 included in Item 8 of this Annual Report on Form 10-K.

On November 15, 2012, the Board granted phantom units under the Equity Plan to Messrs. Monaco, Ragona and Metzler. Each phantom unit represents a future right to a share of Holdings common stock, subject to the terms and conditions set forth in the phantom unit agreements that Holdings entered into with each of these individuals in connection with these grants. Under each phantom unit agreement, 50% of phantom units are “service units” and the remaining 50% of the phantom units are “performance units.” 20% of the service units vested at the time of the grant, with the remaining service units vesting in equal increments on the first four anniversaries of the grant date, such that, subject to continued employment, all service units would be vested by the four year anniversary of the grant date. Performance-based phantom units vest, if at all, upon the earlier to occur of a change in control (as defined in the phantom unit agreement) or a public offering (as defined therein) of Holdings. If neither a change in control nor a public offering has occurred by the seventh anniversary of the grant date, all unvested performance units will be forfeited. In addition, each phantom unit agreement also provides that all unvested service units will become fully vested upon a change in control, and all performance units will vest or be forfeited in accordance with the performance criteria described above. Each vested unit will settle into one share of Holdings common stock on the earliest to occur of (a) 30 days following the seventh anniversary of the grant date, (b) 30 days after a change in control that is also a change in control event within the meaning of Section 409A of the Code and (c) the 30th day following the individual holder’s termination of employment.

Employment contracts, termination of employment and change in control arrangements

Carl A. Grimstad

Mr. Grimstad does not currently have an employment agreement with the Company. Mr. Grimstad intends to continue to serve as our Chairman and Chief Executive Officer pursuant to an at-will employment arrangement. The board of iPayment determined to increase the annual base salary of Mr. Grimstad to $1.0 million as of June 1, 2010. In addition, Mr. Grimstad is entitled to receive those employee benefits generally provided to our executive employees.

Mark C. Monaco

On March 4, 2011, we entered into an employment agreement with our Chief Financial Officer, Mark C. Monaco. Mr. Monaco has served as iPayment’s Chief Financial Officer since October 15, 2010.

Mr. Monaco’s employment agreement provides for an initial employment period of three years, with automatic successive one-year extensions unless terminated by either party. As provided in the employment agreement, Mr. Monaco will receive (i) a minimum base salary of $600,000 per year; (ii) the potential to earn an annual bonus equal to 100% of his then-current base salary based on his achievements and certain corporate performance goals that may be established by the board of iPayment from time to time; (iii) the grant of equity awards when an equity compensation program is adopted, which was satisfied by the phantom unit grant to Mr. Monaco on November 15, 2012 (see the Grants of Plan-Based Awards table above); (iv) reimbursement of up to $21,000 for professional fees incurred in connection with the negotiation of the employment agreement and (v) other benefits, such as participation in the Company’s employee benefit plans, policies, programs and arrangements, as well as reimbursement of certain business and entertainment expenses and indemnification on the same basis as other executives of the Company.

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

Philip J. Ragona

On March 26, 2012, iPayment entered into an employment agreement with Philip J. Ragona, who began serving as our Senior Vice President and General Counsel of the Company effective April 16, 2012.

As provided in his employment agreement, Mr. Ragona’s compensation includes, among other things: (i) a minimum base salary of $285,000 per year; (ii) a performance-based annual bonus of up to 50% of his base salary; (iii) within one year of the effective date, the grant of an equity award expected to have a value of up to $500,000 upon a sale of the Company at the implied equity value of the Company specified in the employment agreement, which was satisfied by the phantom unit grant to Mr. Ragona on November 15, 2012 (see the Grants of Plan-Based Awards table above); (iv) reimbursement of certain business expenses and after tax reimbursement of at least $25,000 for relocation expenses; (v) participation in the Company’s executive retention and deferred compensation plans and the Company’s employee benefit plans and programs, including, but not limited to, full matching of contributions under the Company’s 401(k) plan (based on current plan terms and IRS contribution limits); and (vi) indemnification on substantially the same basis as set forth in the indemnification agreements entered into by the Company’s other executives.

Mr. Ragona’s employment with the Company will continue until terminated upon the earliest to occur of: (i) the mutual agreement of the Company and Mr. Ragona; (ii) Mr. Ragona’s death or “disability” (as defined in his employment agreement); (iii) termination by the Company for “cause” (as defined in his employment agreement), including, but not limited to, fraudulent or dishonest acts, certain criminal acts, or gross negligence or willful misconduct; (iv) termination by Mr. Ragona for “good reason” (as defined in his employment agreement), including, but not limited to, a material diminution of Mr. Ragona’s title, authority, duties or responsibilities; and (v) termination by the Company other than for “disability” or “cause,” or termination by Mr. Ragona other than for “good reason.”

Upon the termination of Mr. Ragona’s employment with the Company, he will be entitled to receive the Accrued Compensation. In addition to the Accrued Compensation, if Mr. Ragona’s employment is terminated by the Company other than for “cause” or “disability” or by Mr. Ragona for “good reason,” Mr. Ragona will also be entitled to severance pay equal either (x) to half of his base salary if he is terminated prior to the 18 month anniversary of April 6, 2012, payable in six monthly installments or (y) his base salary if he is terminated anytime thereafter, payable in 12 monthly installments; except that Mr. Ragona will not receive any severance pay if: (i) (a) his employment is terminated following a sale of the Company and (b) such sale results in cash payments to Mr. Ragona and other senior executives of the Company for equity awards held by them or (ii) Mr. Ragona does not execute a general release of claims in form and manner reasonably satisfactory to the Company.

In addition to the foregoing, Mr. Ragona’s employment agreement also contains customary restrictive covenants by him not to, among other things, disclose confidential information, disparage the Company, solicit employees or customers of the Company, or compete with the Company.

Kurt C. Metzler

Mr. Metzler does not currently have an employment agreement with the Company, and serves as our Senior Vice President – Strategic Development, pursuant to an at-will employment arrangement.

Outstanding Equity Awards at Fiscal Year-End 2012

Name	Grant Date	Stock Awards
		Number of Units of Stock That Have Not Vested (#)(1)	Market Value of Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(2)
Mark C. Monaco	November 15, 2012	129,629.63	$4,476,000	162,037.04	$5,595,000
Philip J. Ragona	November 15, 2012	9,722.22	$336,000	12,152.78	$420,000
Kurt C. Metzler	November 15, 2012	9,722.22	$336,000	12,152.78	$420,000

(1)	Represents service-based phantom unit awards granted under the iPayment Holdings, Inc. Equity Incentive Plan. As noted above under the Grants of Plan-Based Awards table, 20% of the service-based phantom units that were granted to our named executive officers vested on the grant date.
(2)	Fair market value as of December 31, 2012 of $34.53 per share of Holdings common stock, in which the phantom units are denominated, was determined by the board.
(3)	Represents performance-based phantom unit awards granted under the iPayment Holdings, Inc. Equity Incentive Plan. As noted above, performance-based phantom units vest, if at all, upon the earlier of a change in control (as defined in the phantom unit agreement) or a public offering (as defined therein) of Holdings.

Nonqualified Deferred Compensation

The table below sets forth information regarding the named executive officers’ deferred compensation for the fiscal year ended December 31, 2012.

Named Executive Officer	Executive contributions in last FY($)(1)	Registrant contributions in last FY($)	Aggregate earnings in last FY($)(1)	Aggregate withdrawals/distributions($)	Aggregate balance at last FYE($)(1)
Mark. C. Monaco	$220,400	—	$5,538	—	$225,938
Vested Phantom Units	—	$534,398	—	—	$534,398
Philip J. Ragona	—	—	—	—	—
Vested Phantom Units	—	$40,080	—	—	$40,080
Kurt C. Metzler	—	—	—	—	—
Vested Phantom Units	—	$40,080	—	—	$40,080

(1)	The amounts in this column represent deferrals by Mr. Monaco under the iPayment Deferred Compensation Plan. In addition, as reflected in the table, Messrs. Monaco, Ragona and Metzler were granted a number of vested phantom units on November 15, 2012, which will not settle until a future date (see the “Grants of Plan Based Award” table and accompanying narrative above).

Beginning January 1, 2012, each of Messrs. Grimstad, Monaco, Ragona and Metzler (and certain other Company executives) became eligible to defer, at their option, up to 50% of their base salary and up to 100% of any non-performance-based bonus to the iPayment Deferred Compensation Plan. The Company has not, and will not, make contributions, matching or otherwise, under the iPayment Deferred Compensation Plan.

Under the iPayment Executive Retention Plan, the Company may make discretionary contributions to the accounts of the participants in such Plan, in an amount determined each year by the Company. A participant will become fully vested in any contributions made by the Company to such participant’s account upon the first to occur of: (i) the participant reaching normal retirement age and (ii) a change of control event (in each case, as such terms are defined in the iPayment Executive Retention Plan Adoption Agreement). Participants will not have the option to defer any of their base salary or non-performance-based bonuses under this plan. To date, no contributions have been made under the iPayment Executive Retention Plan.

The Deferred Compensation Plans provide for a range of fund investments, which may be selected by the participants. Deferred amounts are credited with earnings or losses resulting from the performance of the selected investment funds. Distributions will be paid at the times elected by the participants in accordance with the Deferred Compensation Plans.

The board of directors of iPayment has sole discretion in determining which employees of the Company are eligible for participation in the Deferred Compensation Plans. The board of directors of iPayment has formed a Deferred Compensation Committee to manage the Deferred Compensation Plans on behalf of the Company, which committee initially includes Mr. Monaco and David Cronin, iPayment’s Senior Vice President of Human Resources.

The chart above also includes the value of vested phantom units held by the named executive officers as of December 31, 2012.

Potential Payments upon Certain Terminations or a Change in Control

Subject to the assumptions set forth in the footnotes below, the following table sets forth information regarding the value of payments and other benefits payable by the Company to our named executive officers as of December 31, 2012 in the event of death, disability, qualifying termination or a change in control of Holdings. The table (in the column labeled “Acceleration of Phantom Units”) also includes the value of the unvested phantom units as of December 31, 2012, since those awards would become vested on a change of control in Holdings, whether or not the holder’s employment terminated. Except as otherwise noted below, the amounts shown assume termination or change in control effective as of December 31, 2012 and a fair market value of Holdings’ common stock on December 31, 2012 of $34.53 per share, as determined by the board. Since Mr. Torino’s employment terminated on September 6, 2012, all of his compensation for 2012 is reflected in the Summary Compensation Table above.

Named Executive Officer	Accrued Compensation (1)	Severance Payments (2)	Acceleration of Phantom Units ($)(3)	COBRA Payments (4)
Mark C. Monaco	$1,144,028	$1,200,000	$10,071,000	$41,992
Philip J. Ragona	$95,802	$142,500	$756,000	$—
Kurt C. Metzler	$83,927	$—	$756,000	$—

(1)	Represents the amounts the named executive would be entitled receive in accrued compensation (including payout on vested service-based phantom units) in the event his employment was terminated due to death, mutual agreement, “cause,” “disability” or otherwise without “good reason” on December 31, 2012.
(2)	Represents the amounts the named executive officer would be entitled to receive if his employment was terminated without “cause” or with “good reason” on December 31, 2012.
(3)	Represents the payout amounts the named executive would be entitled to receive with respect to phantom units that accelerate upon a change in control. As noted above, upon a change in control of Holdings, all outstanding unvested phantom units, whether time-based or performance-based, become vested and all vested phantom units settle into shares of Holdings common stock (on a one-for-one basis), except that unvested performance-based phantom units will be forfeited on the seventh anniversary of the grant date if neither a change in control nor a public offering of Holdings has occurred. The values in this column of the table are based on a value of $34.53 per share of Holdings common stock, in which the phantom units are denominated. All unvested phantom units are automatically forfeited on a termination of employment for any reason.
(4)	Represents the maximum amount of COBRA payments that the named executive officer would be entitled to under his employment agreement.

Compensation of directors

All directors are paid a total annual retainer of $50,000, inclusive, for their service as a director on the boards of iPayment and Holdings.

The following table sets forth the compensation earned by the individuals serving as non-employee directors during 2012:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total
John A. Vickers	$50,000	$50,000

Compensation Committee Interlocks and Insider Participation

As a private company, we do not have a compensation committee. The board, in consultation with the other executive officers, establishes policies and makes decisions regarding compensation of directors and executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 29, 2013, all of the issued and outstanding common stock of iPayment is owned by Holdings, and all of the issued and outstanding common stock of Holdings is owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, Harold H. Stream, III and certain entities and family trusts with respect to which Mr. Grimstad or Mr. Stream may be deemed to have or share beneficial ownership of securities owned by such entities and family trusts.

The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of March 29, 2013 by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than five percent of Holdings’ common stock. We deem shares of Holdings’ common stock that may be acquired by an individual or group within 60 days of March 29, 2013, pursuant to the exercise or settlement of options, warrants, phantom units, or convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

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

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Carl A. Grimstad (2)	4,376,352	89.8%
Harold H. Stream, III (3)	498,648	10.2%
Mark C. Monaco (4)(5)	60,532	1.2%
John A. Vickers	—	—
Philip J. Ragona (5)	2,431	—
Kurt C. Metzler (5)	2,431	—
All Directors and Executive Officers as a Group (5 persons) (4)(5)	4,441,746	89.9%

(1)	Unless otherwise indicated, the business address of each person listed is 126 East 56th Street, New York, New York, 10022.
(2)	Includes (i) 2,191,830 shares held by Mr. Grimstad directly and (ii) 142,552 shares held by a limited liability company of which Mr. Grimstad is the sole member. In addition, includes, (a) 1,527,072 shares owned by a family trust of which Mr. Grimstad’s descendants are the beneficiaries and (b) 514,898 shares owned by a limited liability company created by Mr. Grimstad; Mr. Grimstad disclaims beneficial ownership of all such shares except to the extent of his pecuniary interests therein.
(3)	Includes 328,156 shares held by certain entities and family trusts of which Mr. Stream and/or members of his family are the beneficiaries. Mr. Stream disclaims beneficial ownership of all such shares except to the extent of his pecuniary interests therein. The business address for Mr. Stream is P.O. Box 40, Lake Charles, LA 70602.
(4)	Assumes the full exercise of all warrants that are exercisable within 60 days of March 26, 2013 and that are held by Adaero Holdings, LLC, an entity majority owned and controlled by Mr. Monaco.
(5)	Represents shares of common stock issuable in connection with the following phantom units awarded under the iPayment Holdings, Inc. Equity Incentive Plan which have vested as of March 26, 2013: Mark C. Monaco, 32,407; Philip J. Ragona, 2,431; and Kurt C. Metzler, 2,431. Does not include shares of common stock issuable in connection with the following phantom units awarded under the iPayment Holdings, Inc. Equity Incentive Plan which have not vested as of March 26, 2013: Mark C. Monaco, 291,667; Philip J. Ragona, 21,875; and Kurt C. Metzler, 21,875. For a description of the Equity Plan, please refer to Item 11, “Compensation Discussion and Analysis.”

Equity Compensation Plan Information

The following table contains information, as of December 31, 2012, about the amount of shares in Holdings to be issued upon the settlement of outstanding phantom units granted under the iPayment Holdings, Inc. Equity Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	494,212.96	$—	755,787.04
Equity compensation plans not approved by shareholders	—	—	—
Total	494,212.96	$—	755,787.04

(1)	The amount represents 494,212.96 phantom units granted to certain of our executives and key employees pursuant to the Equity Plan. For a description of the Equity Plan, please refer to Item 11, “Compensation Discussion and Analysis.”

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

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2012 and 2011, by Ernst & Young LLP. Fees are presented in the period to which they relate rather than the period in which they were billed.

	2012	2011
Audit Fees (1)	$815,000	$853,821
Audit Related Fees (2)	—	356,258
Tax Fees (3)	186,122	170,877
All Other Fees (4)	—	126,762

	$1,001,122	$1,507,718

(1)	Audit Fees consist of professional service fees rendered for the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements included in our Form 10-K annual reports and in our From 10-Q quarterly reports. This category also includes professional service fees related to the restatement of the Company’s Affected Financial Statements.
(2)	Audit Related Fees consist of professional service fees rendered for advisory services provided relating to the re-organization of the Company and review of the associated Registration Statement Form S-4 filing.
(3)	Tax fees consist of U.S. tax compliance, tax planning and other U.S. tax-related consultations.
(4)	All Other Fees consist of professional service fees associated with the internal investigation conducted relating to the revealed financial misconduct.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page above.

(2) “Schedule II – Valuation and Qualifying Accounts -” is included below. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

iPayment, Inc.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Predecessor
Year Ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$857,000	$262,000	$—	$384,000	(1)	$735,000
Valuation allowance on deferred tax asset	827,000	—	—	238,000		589,000
Reserve for merchant advance losses	527,000	—	—	130,000		397,000
Reserve for merchant losses	1,524,000	3,501,000	—	3,640,000	(2)	1,385,000
Total	$3,735,000	$3,763,000	$—	$4,392,000		$3,106,000

Period Ended May 23, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$735,000	$95,000	$—	$24,000	(1)	$806,000
Valuation allowance on deferred tax asset	589,000	—	—	—		589,000
Reserve for merchant advance losses	397,000	—	—	17,782		379,218
Reserve for merchant losses	1,385,000	—	—	92,000	(2)	1,293,000
Total	$3,106,000	$95,000	$—	$133,782		$3,067,218

Successor:
Period Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$806,000	$914,000	$—	$140,000	(1)	$1,580,000
Valuation allowance on deferred tax asset	589,000	—	1,060,000	—		1,649,000
Reserve for merchant advance losses	379,218	—	—	27,218		352,000
Reserve for merchant losses	1,293,000	4,100,000	—	4,163,000	(2)	1,230,000
Total	$3,067,218	$5,014,000	$1,060,000	$4,330,218		$4,811,000

Period Ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,580,000	$419,000	$—	$1,116,000	(1)	$883,000
Valuation allowance on deferred tax asset	1,649,000	—	12,000	—		1,661,000
Reserve for merchant advance losses	352,000	—	—	29,000		323,000
Reserve for merchant losses	1,230,000	50,000	—	8,000	(2)	1,272,000
Total	$4,811,000	$469,000	$12,000	$1,153,000		$4,139,000

(1)	Write-off of previously reserved accounts receivables.
(2)	Write-off of previously reserved merchant losses.
(3)	Exhibits

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
March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2013.

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
March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2013.

Signature	Title

/s/ Carl A. Grimstad Carl A. Grimstad	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Mark C. Monaco Mark C. Monaco	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ John A. Vickers John A. Vickers	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 27, 2005, among iPayment Holdings, Inc., iPayment MergerCo, Inc. and iPayment, Inc., incorporated by reference to Exhibit 2.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on December 28, 2005, File No. 000-50280.

2.2	Guarantee, dated as of December 27, 2005, by Gregory S. Daily in favor of iPayment, Inc., incorporated by reference to Exhibit 2.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on December 28, 2005, File No. 000-50280.

2.3	Guarantee, dated as of December 27, 2005, by Carl A. Grimstad in favor of iPayment, Inc., incorporated by reference to Exhibit 2.3 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on December 28, 2005, File No. 000-50280.

3.1	Certificate of Incorporation of iPayment, Inc., attached as Exhibit A to the Certificate of Merger of iPayment Merger Co., Inc. into iPayment, Inc., incorporated by reference to Exhibit 3.1 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.2	Bylaws of Merger Co., as adopted by iPayment, Inc., incorporated by reference to Exhibit 3.2 of iPayment, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 21, 2006, File No. 333-135959.

3.3	Restated Certificate of Incorporation of iPayment Holdings, Inc., incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

3.4	Bylaws of iPayment Holdings, Inc., incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

4.1	Indenture, dated May 6, 2011, among iPayment, Inc., the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, including the form of the notes, incorporated by reference to Exhibit 4.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

4.2	Indenture, dated May 6, 2011, among iPayment Holdings, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, including the form of the notes, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

4.3	First Supplemental Indenture, dated October 7, 2011, among iPayment, Inc., the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

10.1	Credit Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors and lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.2	Waiver, Consent and Amendment, dated as of November 14, 2012, to the Credit Agreement, dated as of May 6, 2011, between iPayment, Inc., iPayment Holdings, Inc., the other guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on January 31, 2013, File No. 000-50280.

10.3	Security Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.4	Pledge Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.3 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.5	Service Agreement, dated July 1, 2002, between First Data Merchant Services Corporation and iPayment Holdings, Inc., incorporated by reference to Exhibit 10.16 of iPayment, Inc.’s Registration Statement on Form S-1 filed with the SEC on March 4, 2003, File No. 333-101705.

10.6	First Amendment to Service Agreement, dated October 25, 2002, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.17 of iPayment, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 6, 2002, File No. 333-101705.

10.7	Second Amendment to Service Agreement, dated as of November 27, 2002, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.6 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.8	Third Amendment to Service Agreement, dated as of January 8, 2004, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.7 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.9	Fourth Amendment to Service Agreement, dated as of May 25, 2004, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.8 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.10	Asset Purchase Agreement, dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services, incorporated by reference to Exhibit 10.32 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2005, File No. 000-50280.

10.11	Service Agreement, dated December 27, 2004, between iPayment, Inc. and First Data Merchant Services Corporation, incorporated by reference to Exhibit 10.33 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2005, File No. 000-50280.*

10.12	Letter Agreement regarding Asset Purchase Agreement and Service Agreement, dated May 1, 2005, among iPayment, Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services, incorporated by reference to Exhibit 10.11 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.13	Fifth Amendment to Service Agreement, dated as of July 11, 2005, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.12 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.14	Sixth Amendment to Service Agreement, dated as of August 31, 2006, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.13 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.15	Seventh Amendment to Service Agreement, dated as of September 29, 2006, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.14 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.16	Sponsorship Agreement, dated as of January 29, 2007, among iPayment, Inc., First Data Merchant Services Corporation and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2007, File No. 000-50280.*

10.17	Sixth Amendment to Service Agreement dated as of January 29, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.2 of iPayment, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2007, File No. 000-50280.*

10.18	First Data POS Value ExchangeSM Amendment to Service Agreement, dated as of July 12, 2007, by and between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.18 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.19	APRIVA Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.19 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.20	Gift Card Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.20 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.21	Amendment to Service Agreement, dated as of October 18, 2007, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.21 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.22	Discover Amendment to Service Agreement, dated as of September 2008, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.22 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.23	Ninth Amendment to Service Agreement, dated as of June 11, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.23 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.24	First Amendment to Service Agreement dated as of October 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.24 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.25	Eighth Amendment to Service Agreement, dated as of October 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.25 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.26	Ninth Amendment to Service Agreement, dated as of November 9, 2009, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.26 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.*

10.27	Tenth Amendment to Service Agreement, dated as of November 12, 2009, by and between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.27 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.28	Employment Agreement, dated March 4, 2011, between Mark C. Monaco and iPayment, Inc., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2011

10.29	Employment Agreement, dated as of March 26, 2012, between Philip J. Ragona and iPayment, Inc., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on March 30, 2012.

10.30	Warrant Agreement, dated as of May 6, 2011, between iPayment Holdings, Inc. and Wilmington Trust FSB, as warrant agent, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.

10.31	Amendment to Service Agreement, dated as of August 25, 2011, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.*

10.32	Amendment to Service Agreement, dated as of August 25, 2011, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011, File No. 333-177233.*

10.33	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2011.

10.34	Executive Nonqualified Excess Plan Document, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, File Nos. 000-50280 and 333-177233-19.

10.35	Executive Nonqualified “Excess” Plan Adoption Agreement for the iPayment Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, File Nos. 000-50280 and 333-177233-19.

10.36	Executive Nonqualified “Excess” Plan Adoption Agreement for the iPayment Executive Retention Plan, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, File Nos. 000-50280 and 333-177233-19.

10.37	iPayment Holdings, Inc. Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on November 21, 2012.

10.38	Form of iPayment Holdings, Inc. Phantom Unit Agreement, incorporated by reference to Exhibit 10.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on November 21, 2012.

10.39	iPayment Holdings, Inc. Stockholders Agreement, incorporated by reference to Exhibit 10.1 of iPayment, Holdings’ Current Report on Form 8-K filed with the SEC on August 30, 2012.

10.40	Split-Dollar Agreement, dated as of January 28, 2013, between iPayment, Inc. and the Carl A. Grimstad 2013 Insurance Trust I.†

10.41	Split-Dollar Agreement, dated as of January 28, 2013, between iPayment, Inc. and the Monaco Family Irrevocable Life Insurance Trust.†

10.42	Assignment of Life Insurance Policy as Collateral, dated March 4, 2013, by the Carl A. Grimstad 2013 Insurance Trust I.†

10.43	Assignment of Life Insurance or Annuity Policy as Collateral Security, dated February 27, 2013, by the Monaco Family Irrevocable Life Insurance Trust.†

14.1	Code of Business Conduct and Ethics of iPayment, Inc.†

14.2	Code of Ethics for the Chief Executive Officer and senior financial officers of iPayment, Inc.†

21.1	Subsidiaries of the registrants.†

31.1	Certification of Carl A. Grimstad, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Mark C. Monaco, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Carl A. Grimstad, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Mark C. Monaco, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.† ^

101.SCH	XBRL Taxonomy Extension Schema Document.† ^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.† ^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.† ^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.† ^

†	Filed herewith.
*	Portions of the exhibit omitted and filed separately with the SEC pursuant to a request for confidential treatment.
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