Form 10-Q
period 2013-03-31
iPayment, Inc.
filed 2013-05-14
CIK 1140184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑

Title of each class	Shares Outstanding at May 14, 2013
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets of iPayment, Inc. and iPayment Holdings, Inc. as of March 31, 2013 (unaudited), and December 31, 2012 (audited)	5

	Unaudited Consolidated Statements of Comprehensive Income (Loss) of iPayment, Inc. and iPayment Holdings, Inc. for the three months ended March 31, 2013 and 2012	6

	Unaudited Consolidated Statements of Cash Flows of iPayment, Inc. for the three months ended March 31, 2013 and 2012	7

	Unaudited Consolidated Statements of Cash Flows of iPayment Holdings, Inc. for the three months ended March 31, 2013 and 2012	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

EXHIBIT INDEX		29

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
Forward-looking statements may be included or incorporated by reference throughout this Quarterly Report, including, without limitation, in the sections under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.
Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2013 (our “2012 Annual Report”).
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
(Dollars in thousands, except share data)
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,859	$6,572	$4,859	$6,572
Accounts receivable, net of allowance for doubtful accounts of $695 and $883 at March 31, 2013, and December 31, 2012, respectively	29,409	33,024	29,409	33,024
Prepaid expenses and other current assets	4,440	2,823	2,882	2,366
Deferred tax assets	2,346	2,346	2,411	2,411
Total current assets	41,054	44,765	39,561	44,373
Restricted cash	826	828	826	828
Property and equipment, net	6,889	7,419	6,889	7,419
Merchant portfolio and other intangible assets, net of accumulated amortization of $111,476 and $98,969 at March 31, 2013, and December 31, 2012, respectively	209,519	221,488	209,519	221,488
Goodwill	678,704	678,704	679,504	679,504
Investment in 15.00%/15.00% Holdings notes	21,546	21,234	—	—
Other assets, net	21,234	21,931	23,527	24,287
Total assets	$979,772	$996,369	$959,826	$977,899
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,639	$6,838	$4,639	$6,838
Income taxes payable, net	3,324	6,804	(2,046)	702
Accrued interest	16,970	6,754	24,193	8,785
Accrued liabilities and other	22,488	25,434	22,488	25,434
Total current liabilities	47,421	45,830	49,274	41,759
Deferred tax liabilities, net	19,888	19,888	19,383	19,383
Long-term debt	771,133	786,061	885,670	900,560
Other liabilities	2,241	2,222	2,241	2,222
Total liabilities	840,683	854,001	956,568	963,924
Commitments and contingencies (Note 8)	—	—	—	—
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2013, and December 31, 2012	165,764	165,764	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at March 31, 2013, and December 31, 2012	—	—	45,268	45,268
Additional paid-in capital	2,346	1,920	2,346	1,920
Accumulated deficit	(29,021)	(25,316)	(44,356)	(33,213)
Total stockholder’s equity	139,089	142,368	3,258	13,975
Total liabilities and stockholder’s equity	$979,772	$996,369	$959,826	$977,899
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2013	2012	2013	2012

Revenues	$155,950	$165,132	$155,950	$165,132
Operating expenses:
Interchange	81,841	81,858	81,841	81,858
Other costs of services	59,696	65,013	59,719	65,046
Selling, general and administrative	5,867	4,232	5,881	4,250
Embezzlement costs (recoveries)	(2,319)	922	(2,319)	922
Total operating expenses	145,085	152,025	145,122	152,076
Income from operations	10,865	13,107	10,828	13,056
Other expense:
Interest expense, net	15,369	16,386	22,074	21,362
Other expense (income), net	2,537	(581)	2,537	(581)
Loss before income taxes	(7,041)	(2,698)	(13,783)	(7,725)
Income tax provision (benefit)	(3,374)	(1,097)	(2,640)	2,040
Comprehensive income (loss)	$(3,667)	$(1,601)	$(11,143)	$(9,765)
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012

Cash flows from operating activities
Net loss	$(3,667)	$(1,601)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	13,043	16,577
Share-based compensation	426	—
Noncash interest income and other	(3,008)	754
Loss on disposal of property and equipment	287	364
Changes in assets and liabilities:
Accounts receivable	3,615	1,006
Prepaid expenses and other current assets	523	(128)
Other assets	1,650	(585)
Accounts payable and income taxes payable	(5,679)	(6,100)
Accrued interest	10,216	10,184
Accrued liabilities and other	(2,927)	(331)
Net cash provided by operating activities	14,479	20,140
Cash flows from investing activities
Change in restricted cash	2	5
Expenditures for property and equipment	(474)	(1,445)
Acquisitions of businesses and portfolios	(359)	—
Payments for prepaid residual expenses	(323)	—
Net cash used in investing activities	(1,154)	(1,440)
Cash flows from financing activities
Net repayments on line of credit	(10,000)	(10,500)
Repayments of debt	(5,000)	(8,000)
Net dividends paid to parent company	(38)	—
Net cash used in financing activities	(15,038)	(18,500)
Net increase (decrease) in cash and cash equivalents	(1,713)	200
Cash and cash equivalents, beginning of period	6,572	1
Cash and cash equivalents, end of period	$4,859	$201
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$61	$2,647
Cash paid during the period for interest	$5,558	$5,448
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012

Cash flows from operating activities
Net loss	$(11,143)	$(9,765)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	13,043	16,577
Share-based compensation	426	—
Noncash charges	(385)	3,294
Loss on disposal of property and equipment	287	364
Changes in assets and liabilities:
Accounts receivable	3,615	1,006
Prepaid expenses and other current assets	(516)	(128)
Other assets	1,579	(585)
Accounts payable and income taxes payable	(4,947)	(2,963)
Accrued interest	15,409	12,620
Accrued liabilities and other	(2,927)	(280)
Net cash provided by operating activities	14,441	20,140
Cash flows from investing activities
Change in restricted cash	2	5
Expenditures for property and equipment	(474)	(1,445)
Acquisitions of businesses and portfolios	(359)	—
Payments for prepaid residual expenses	(323)	—
Net cash used in investing activities	(1,154)	(1,440)
Cash flows from financing activities
Net repayments on line of credit	(10,000)	(10,500)
Repayments of debt	(5,000)	(8,000)
Net cash used in financing activities	(15,000)	(18,500)
Net increase (decrease) in cash and cash equivalents	(1,713)	200
Cash and cash equivalents, beginning of period	6,572	1
Cash and cash equivalents, end of period	$4,859	$201
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$61	$2,647
Cash paid during the period for interest	$5,558	$5,448
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(1) Organization, Business and Basis of Presentation
Organization
We are a provider of credit and debit card payment processing services to small merchants across the United States. We conduct all of our operations through our operating company, iPayment, Inc. (“iPayment”), and its subsidiaries. iPayment and its direct parent, iPayment Holdings, Inc. (“Holdings”), are incorporated in Delaware. Holdings is a holding company that does not have any operations or material assets other than the direct and indirect ownership of all of the capital stock of iPayment and its subsidiaries, respectively. All of the capital stock of Holdings is owned by Carl A. Grimstad, iPayment's Chairman and Chief Executive Officer, Harold H. Stream, III, and certain entities and family trusts affiliated with Mr. Grimstad or Mr. Stream.
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
We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have ultimate responsibility for the merchant, as evidenced by our liability for merchant losses or credit risk, or portability with respect to such merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from bank portfolios where we do not have liability for merchant losses or credit risk or rights of portability, such as certain bank portfolios we acquired from First Data Merchant Services (FDMS) and certain of our other portfolios, are reported net of interchange, as required by ASC Topic 605.
Other Costs of Services
Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants. The primary components of other costs of services includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs. Other costs of services also include depreciation expense, which is recognized generally on a straight-line basis over the estimated useful life of the assets, and amortization expense, which is recognized using an accelerated method over a 15-year period.
Financial Instruments
ASC 820, Fair Value Measurement and Disclosures, establishes a framework for measuring fair value and a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

We believe the carrying amounts of financial instruments at March 31, 2013 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. As of March 31, 2013, under the Senior Secured Credit Facilities, the carrying value of the term facility, net of a discount of $1.4 million, was $346.1 million and the carrying value of the revolving facility was $25.0 million. We believe the carrying value of the revolving facility approximates fair value at March 31, 2013, based on its short maturities; and we estimate the fair value of the term facility to be approximately $348.8 million, considering executed trades occurring around March 31, 2013. The carrying value of the 10.25% Notes was $400.0 million as of March 31, 2013. We estimate their fair value to be approximately $369.0 million, considering executed trades occurring around March 31, 2013. The carrying value of the 15.00%/15.00% Notes, net of discount of $0.9 million was $114.5 million as of March 31, 2013. We estimate their fair value to be approximately $84.8 million, considering executed trades occurring around March 31, 2013. The fair value of the Senior Secured Credit Facilities, the 10.25% Notes, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.
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

We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three months ended March 31, 2013, amortization expense related to our merchant processing portfolios and other intangible assets was $12.5 million. For the three months ended March 31, 2012, amortization expense related to our merchant processing portfolios and other intangible assets was $16.0 million.
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be treated as a change in estimate and accounted for prospectively. There were no related adjustments to amortization expense for the three months ended March 31, 2013 and March 31, 2012.
Our intangible assets are amortized over their estimated lives, except the trade name intangibles, which were determined to have indefinite lives as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of the intangible asset to us, and we have no plans to cease using such names. We believe the trade names have an inherent value due to brand strength.
Common Stock
iPayment and Holdings had 100 and 4,875,000 shares of common stock, respectively, issued and outstanding at March 31, 2013. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for Holdings common stock or for the Warrants. No Warrants were exercised as of March 31, 2013.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award, which generally equals the vesting period. We recognized $1.9 million in expense related to vested service phantom stock units for 2012. For performance stock units, we re-assess the probability of vesting at each reporting period and if the target is not attained, we do not recognize any expense. The performance condition is not considered in determining the grant date fair value. We did not recognize any expense in 2012 or in the three months ended March 31, 2013 for performance-based phantom stock units. We recognized $0.4 million in expenses related to vested service phantom stock units for the three months ended March 31, 2013. The Equity Incentive Plan was not put into place until the fourth quarter of 2012; therefore, no expense was recognized for the three months ended March 31, 2012.
(2) Restatement of Consolidated Financial Statements
In August 2012, as disclosed in the Company's Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012 and in the Company's amended Annual Report on Form 10-K/A filed on January 29, 2013, the Company and Holdings were presented with accusations from one of the Company's employees that certain of the Company's employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company and management conducted an internal investigation of the alleged misconduct. During the course of the Company's investigation, certain executives of the Company and Holdings were terminated or resigned.
The Company's internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such financial misconduct occurred in three principal areas: (i) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (ii) overstatement of certain vendor invoices, principally in the information technology area; and (iii) falsification of certain employee expense reimbursements and other payments. Factors contributing to the ability of the individuals to engage in the misconduct were: (x) the failure to maintain an adequate control environment that set a proper ethical culture and (y) the posting of manual journal entries without sufficient supporting documentation or adequate review and approval. The Company believes that the foregoing activities, which generally occurred over a period from the third quarter of 2008 through September 2012, involved a total loss of funds to the Company of approximately $12.1 million.

Based on the results of the Company's internal investigation, and the financial impact thereof on prior financial periods, on November 1, 2012, the Boards of Directors of the Company and Holdings determined that the Company's financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011, included in the Company's Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP's reports thereon, (ii) for the interim periods within such fiscal years included in the Company's Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company's Quarterly Reports on Form 10-Q (the “Affected Financial Statements”), should no longer be relied upon. As a result, the Company restated the Affected Financial Statements to reflect the effect of such financial misconduct on the Affected Financial Statements. On January 29, 2013, the Company filed Amendment No. 1 to Form 10-K for the year ended December 31, 2011 and on January 31, 2013, the Company filed Amendment No. 1 to Form 10-Q for the period ended March 31, 2012 and Amendment No. 1 to Form 10-Q for the period ended June 30, 2012 with such restated financial statements.
As disclosed in the Company's Annual Report on Form 10-K filed on April 1, 2013, the Company has entered into cooperation and restitution and/or settlement agreements with all the material participants in the misconduct. Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. Of this amount, the Company had collected $2.6 million as of March 31, 2013, including $2.3 million during the three months ended March 31, 2013. As of the date of this filing, the Company has collected a total of $2.9 million. Of the remaining $5.5 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $4.2 million is scheduled to be repaid to the Company by no later than July 1, 2016. There can be no assurance, however, that we will be able to recover all or a material portion of the remaining amounts described above. In addition, on May 1, 2013, the Company recovered $3 million under its crime insurance policy in connection with the misconduct described above.
(3) Acquisitions
There were no material acquisitions of businesses or other assets during the three months ended March 31, 2013.
(4) Other Intangibles
Payments for Prepaid Residual Expenses
We paid $0.3 million for prepaid residual expenses during the three months ended March 31, 2013. We made no payments for prepaid residual expenses during the three months ended March 31, 2012.

(5) Long-Term Debt
Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	As of March 31, 2013	As of December 31, 2012	As of March 31, 2013	As of December 31, 2012
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$347,500	$352,500	$347,500	$352,500
Revolving facility	25,000	35,000	25,000	35,000
Discount on Senior Secured Credit Facilities	(1,367)	(1,439)	(1,367)	(1,439)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	115,409	115,409
Discount on 15.00%/15.00% Notes, net of amortization of $217 as of 3/31/2013 and $101 as of 12/31/2012	—	—	(872)	(910)
	771,133	786,061	885,670	900,560
Less: Current portion of long-term debt	—	—	—	—
Total long-term debt	$771,133	$786,061	$885,670	$900,560
The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of March 31, 2013, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.04 to 1.00 compared to the allowed maximum of 3.25 to 1.00. As of March 31, 2013, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.91 to 1.00 compared to the allowed minimum of 1.60 to 1.00 .
During the first three months of 2013, we have made net repayments of $5.0 million on the term loan under the Senior Secured Credit Facilities and $10.0 million of net repayments on the revolving facility.
The shares of iPayment’s common stock held by Holdings have been pledged by Holdings to secure the obligations of iPayment under the Senior Secured Credit Facilities.
Senior Secured Credit Facilities
iPayment also entered into a Credit Agreement, dated May 6, 2011 (the “Credit Agreement”), with Holdings, the subsidiaries of iPayment identified therein as guarantors, JPMorgan Chase Bank, N.A. and the other lenders party thereto. The Senior Secured Credit Facilities consist of (i) a six-year, $375.0 million term facility and (ii) a five-year, $75.0 million revolving facility, which includes a swing line loan facility and letter of credit facility and is available from time to time until the fifth anniversary of the closing date of the Senior Secured Credit Facilities (or in the case of the letter of credit facility, 5 business days prior to the fifth anniversary). The terms of the Senior Secured Credit Facilities give iPayment the ability, subject to certain conditions, to request an increase in the amount of the revolving facility in an aggregate amount of up to $25.0 million. On July 20, 2012, concurrent with iPayment's purchase of approximately $23.9 million of the outstanding principal amount of the 15.00%/15.00% Notes from a third party for $20.0 million in a privately negotiated transaction, we requested and obtained a $20.0 million increase in the aggregate revolving facility commitment. The aggregate commitment of the lenders under the revolving facility following such increase was $95.0 million.
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
At March 31, 2013, iPayment had approximately $347.5 million of term loans outstanding, net of discount of $1.4 million at a weighted average interest rate of 5.75% and $25.0 million of borrowings under its revolving facility at a weighted average interest rate of 4.79%.
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
15.00%/15.00% Notes
The 15.00%/15.00% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “15.00%/15.00% Notes Indenture”), between Holdings and the Trustee. Interest on the 15.00%/15.00% Notes accrues from and includes the issue date of the 15.00%/15.00% Notes. The first interest payment date was November 15, 2011. The 15.00%/15.00% Notes will mature on November 15, 2018 . For any interest period through and including May 15, 2015, Holdings may elect to pay interest on the 15.00%/15.00% Notes (i) entirely in cash (“cash interest”) or (ii) pay interest on 50% of the outstanding principal amount of the 15.00%/15.00% Notes in cash interest and on 50% of the outstanding principal amount of the 15.00%/ 15.00% Notes by increasing the principal amount of the outstanding 15.00%/15.00% Notes or by issuing additional 15.00%/15.00% Notes (“PIK interest”). Notwithstanding the foregoing, Holdings will pay cash interest on the 15.00%/15.00% Notes to the extent that iPayment would, on the date notice of such election is required to be made, be permitted pursuant to its debt agreements to pay a dividend or distribution to Holdings in an amount sufficient to pay such cash interest on the relevant interest payment date.

After May 15, 2015, Holdings will pay cash interest on the 15.00%/15.00% Notes, subject to certain rights to pay partial PIK interest for up to two additional interest periods.
Cash interest and PIK interest each accrue at a rate of 15.00% per annum. If Holdings’ leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of additional PIK interest. For the quarter ended March 31, 2013 we determined that our leverage ratio was 7.31 to 1.00; accordingly, we have recognized $0.9 million of additional 2% PIK interest for the quarter ended March 31, 2013 with respect to the interest period from November 15, 2012 to March 31, 2013. We are obligated to pay additional 2% PIK interest until the next interest payment date on which the Company's leverage ratio is equal to, or less than, 7.25 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date. The 15.00%/15.00% Notes will bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of PIK interest is made. Holdings must elect the form of interest payment with respect to each interest period not later than the beginning of each interest period. In the absence of such an election, Holdings will pay interest according to the election for the previous interest period. Interest for the first interest period will be paid 50% as cash interest and 50% as PIK interest.
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
iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities of $9.0 million, 10.25% Notes of $8.6 million, and the purchase of Holdings 15.00%/15.00% Notes of $1.2 million, as of March 31, 2013. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $2.3 million and a debt discount related to the Warrants of $0.9 million as of March 31, 2013.
These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.
Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities, the 10.25% Notes and the purchase of Holdings 15.00%/15.00% Notes were $0.5 million, $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2013. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was $0.1 million for the three months ended March 31, 2013.
(6) Segment Information and Geographical Information
We consider our business activities to be in a single reporting segment. For the years ended December 31, 2012, 2011 and 2010, we derived greater than 88%, 87%, and 88%, respectively, of our revenue and results of operations from processing revenues from card-based payments. Substantially all revenues are generated in the United States.
(7) Income Taxes
We account for income taxes in interim periods pursuant to the provisions of ASC 740 Income Taxes. Under this method, our provision for or benefit from income taxes is computed at an estimated annual effective tax rate and the effects of any discrete income tax items are recognized in the periods in which they occur.
For iPayment and its consolidated subsidiaries, our effective tax rate for the three months ended March 31, 2013 was 47.9% and we recorded a tax benefit of $3.4 million on pretax loss of $7.0 million. The effective tax rate was greater than the federal statutory rate primarily due to state income taxes and other expenses that are permanently disallowed for tax.
For Holdings and its consolidated subsidiaries, our effective tax rate for the three months ended March 31, 2013 was 19.2% and we recorded a tax benefit of $2.6 million on pretax loss of $13.8 million. The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to interest deductibility limitations with respect to Holdings' 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes.
For the three months ended March 31, 2013, we accrued less than $0.1 million of interest and penalties related to our uncertain tax positions. As of March 31, 2013, the total amount of our unrecognized tax benefits was $2.2 million. Net of related deferred tax assets, unrecognized tax benefits were $0.8 million to that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $0.6 million.
(8) Commitments and Contingencies
Legal Proceedings
We are party to certain legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Certain of these legal proceedings are discussed in our Annual Report on Form 10-K filed with the SEC on April 1, 2013. While the ultimate outcome of these matters cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, we do not believe that the outcome of any of these claims will have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management's attention. All litigation settlements are recorded within “other expense” on our consolidated statements of operations.

(9) Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The provisions of ASU No. 2013-02 require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. ASU No. 2013-02 was effective for the Company’s interim reporting period beginning on or after January 1, 2013, with prospective application required. There is no impact to the Company's financial statements for the interim period ended March 31, 2013.

(10) Related Party Transactions
In November 2010, we entered into a sublease agreement with Fortis Payment Systems, LLC, an ISG owned by an iPayment employee, through Cambridge Acquisition Sub, LLC, one of our wholly owned subsidiaries. The lease agreement extends through 2013, with an option of extending the contract through 2015. The lease agreement provides for minimum annual payments of $60,000 beginning November 2010 for three years.
In December 2012, we entered into a purchase and sale agreement through a wholly owned subsidiary, with an existing ISG partially owned by an iPayment employee whereby we acquired a portfolio of merchant accounts for a purchase price of $8.0 million.
(11) Subsequent Events
On April 8, 2013, we entered into an agreement with Vericomm to settle all matters in connection with the Vericomm arbitration described in our Annual Report on Form 10-K filed with the SEC on April 1, 2013 (see Item 3, “Legal Proceedings; Vericomm, Inc. ('Vericomm') ISG Lawsuit”).

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
The Company's internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors. Such financial misconduct occurred in three principal areas: (i) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations); (ii) overstatement of certain vendor invoices, principally in the information technology area; and (iii) falsification of certain employee expense reimbursements and other payments. Factors contributing to the ability of the individuals to engage in the misconduct were: (x) the failure to maintain an adequate control environment that set a proper ethical culture and (y) the posting of manual journal entries without sufficient supporting documentation or adequate review and approval.
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
Executive Overview
We are a provider of credit and debit card payment processing services to small merchants across the United States. During March 2013, we generated revenue from approximately 163,000 merchants. Of these merchants, approximately 116,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services through both independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily in our main operating center in Westlake Village, California.
Our strategy is to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume decreased by 4.7% to $5,277 million for the three months ended March 31, 2013 from $5,538 million for the three months ended March 31, 2012. This decrease in charge volume was due primarily to a lower number of active merchants partially offset by higher transactions per merchant per month for the first three months of 2013 compared to 2012. Our revenues decreased $9.2 million or 5.6% to $156.0 million in the first three months of 2013 from $165.1 million in the same period in 2012. The decrease in revenues was due to both a decrease in charge volume and a decrease in other revenues. Our revenue, net of interchange decreased 11.0% to $74.1 million for the three months ended March 31, 2013 from $83.3 million during the same period in 2012. Income from operations decreased 17.1% to $10.9 million for the three months ended March 31, 2013 from $16 million during the same period in 2012. The decline in income from operations was primarily due to lower net revenues partially offset by lower other costs of service. Income from operations was impacted by $2.3 million of recoveries related to the embezzlement which were substantially offset by professional services expense related to the restatement and remediation. Loss before income taxes was $7.0 million for iPayment and its consolidated subsidiaries and $13.8 million for Holdings and its consolidated subsidiaries during the three months ended March 31, 2013, compared to $2.7 million of loss before income taxes for iPayment and its consolidated subsidiaries and $7.7 million of loss before income taxes for Holdings and its consolidated subsidiaries in the same period in 2012.
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
Accounting for Goodwill and Intangible Assets. We follow ASC 350, Intangibles—Goodwill and Other Topics, which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.
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
We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have ownership of the merchant agreement, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from certain bank portfolios acquired from First Data Merchant Services Corporation and certain other portfolios are reported net of interchange, as required by ASC Topic 605, because we may not have credit risk, portability or the ultimate responsibility for the merchant accounts.
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
Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At March 31, 2013, and December 31, 2012, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $0.8 million and $1.3 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at March 31, 2013, and December 31, 2012.
Income Taxes. We account for income taxes pursuant to the provisions of ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.
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

Results of Operations
Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

	Three months ended March 31,				Change
(Dollars in thousands, except percentages)	2013	% of Total Revenue	2012	% of Total Revenue	Amount	%

Revenues	$155,950	100.0%	$165,132	100.0%	$(9,182)	(5.6)%
Operating expenses
Interchange	81,841	52.5%	81,858	49.6%	(17)	—%
Other costs of services (1)	59,696	38.3%	65,013	39.4%	(5,317)	(8.2)%
Selling, general and administrative (2)	5,867	3.8%	4,232	2.6%	1,635	38.6%
Embezzlement costs	(2,319)	(1.5)%	922	0.6%	(3,241)	(351.5)%
Total operating expenses (3)	145,085	93.0%	152,025	92.1%	(6,940)	(4.6)%
Income from operations	10,865	7.0%	13,107	7.9%	(2,242)	(17.1)%
Other expense
Interest expense, net (4)	15,369	9.9%	16,386	9.9%	(1,017)	(6.2)%
Other expense (income), net	2,537	1.6%	(581)	—%	3,118	(536.7)%
Total other expense (5)	17,906	11.5%	15,805	9.6%	2,101	13.3%
Loss before income taxes (6)	(7,041)	(4.5)%	(2,698)	(1.6)%	(4,343)	161.0%
Income tax provision (benefit) (7)	(3,374)	(2.2)%	(1,097)	(0.7)%	(2,277)	207.6%
Net loss (8)	$(3,667)	(2.4)%	$(1,601)	(1.0)%	$(2,066)	129.0%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended March 31, 2013, is $59.7 million.

(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2013, is $5.9 million.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the three months ended March 31, 2013, is $145.1 million.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2013, and March 31, 2012, are $22.1 million and $21.4 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2013, and March 31, 2012, are $24.6 million and $20.8 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended March 31, 2013, and March 31, 2012, are $13.8 million and $7.7 million, respectively.

(7)
Income tax provision of Holdings and its consolidated subsidiaries for the three months ended March 31, 2013, and March 31, 2012, are a benefit of $2.6 million and an expense of $2.0 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended March 31, 2013, and March 31, 2012, are $11.1 million and $9.8 million, respectively.
Revenues. Revenues decreased 5.6% to $156.0 million in the first quarter of 2013 from $165.1 million during the same period in 2012. The This decrease was driven by both lower volume and a lower number of merchants year over year, as well as lower net discount.
Interchange Expenses. Interchange expense was $81.8 million in the first quarter of 2013 flat with the $81.9 million the same period in 2012. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services decreased 8.2% to $59.7 million for iPayment and its consolidated subsidiaries in the first quarter of 2013 as compared to $65.0 million during the same period in 2012. The decrease in other costs of services was primarily due to lower residual expense as a result of residual buyouts and lower volume, as well as a reduction in portfolio amortization and depreciation expense.

Selling, General and Administrative. Selling, general and administrative expenses increased 38.6% to $5.9 million for iPayment and its consolidated subsidiaries in the first quarter of 2013 as compared to $4.2 million during the same period in 2012. The increase is attributable to higher personnel-related expenses and higher professional services, primarily related to the restatement and remediation, and other operating expenses. In the three months ended March 31, 2013, the Company incurred $1.6 million of expense related to the restatement remediation.
Other Expense. Total other expense increased $2.1 million to $17.9 million for iPayment and its consolidated subsidiaries and $3.8 million to $24.6 million for Holdings and its consolidated subsidiaries in the first quarter of 2013, from $15.8 million for iPayment and its consolidated subsidiaries and $20.8 million for Holdings and its consolidated subsidiaries during the same period in 2012. Other expense in the first quarter of 2013 primarily consisted of interest expense. Interest expense decreased to $15.4 million for iPayment and its consolidated subsidiaries and $22.1 million for Holdings and its consolidated subsidiaries in the first quarter of 2013 from $16.4 million for iPayment and its consolidated subsidiaries and $21.4 million for Holdings and its consolidated subsidiaries in the same period in 2012.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had an income tax benefit of $3.4 million and income tax benefit of $2.6 million, respectively, during the first quarter of 2013, compared to income tax benefit of $1.1 million and income tax expense of $2.0 million, respectively, during the same period in 2012.
iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of 47.9% and 19.2%, respectively, during the first quarter of 2013, compared to effective tax rates of 40.7% and (26.4)%, respectively, during the same period in 2012.
For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the effective tax rate for the three months ended March 31, 2013 was greater than the same period in 2012 primarily due to fluctuations in pretax book income paired with consistent levels of other expenses that are permanently disallowed for tax. The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to interest deductibility limitations with respect to Holdings' 15.00%/15.00% Notes, which constitute an “Applicable High Yield Discount Obligation” for U.S. federal income tax purposes.
Liquidity and Capital Resources
As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $4.9 million and $6.6 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of March 31, 2013, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $6.4 million compared to a net deficit of $1.1 million as of December 31, 2012. The increase in net deficit resulted primarily from reductions in cash and accounts receivable of $1.7 million and $3.6 million, respectively, and an increase in accrued interest of $10.2 million, offset by an increase to prepaid and other current assets of $1.6 million and reductions in accounts payable, income taxes payable and other accrued liabilities of $2.2 million, $3.5 million and $2.9 million, respectively.
As of March 31, 2013, Holdings and its consolidated subsidiaries had a net working capital deficit of $9.7 million compared to working capital of $2.6 million as of December 31, 2012. The increase in net deficit resulted primarily from reductions in cash and accounts receivable of $1.7 million and $3.6 million, respectively, and in increase in accrued interest of $15.4 million, offset by an increase in prepaid and other current assets of $0.5 million and reductions in accounts payable, income taxes payable and other accrued liabilities of $2.2 million, $2.7 million and $2.9 million, respectively.
We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.
We have significant outstanding long-term debt as of March 31, 2013. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of March 31, 2013, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.04 to 1.00 compared to the allowed maximum of 3.25 to 1.00. As of March 31, 2013, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.91 to 1.00 compared to the allowed minimum of 1.60 to 1.00.

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
In addition, the 15.00%/15.00% Notes also include a leverage ratio test with which we must comply or pay additional interest. If Holdings' leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of PIK interest. For the quarter ended March 31, 2013 we determined that our leverage ratio was 7.31 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date. See Note 5 to our consolidated financial statements.
Operating activities
Net cash provided by operating activities was $14.5 million for iPayment and its consolidated subsidiaries during the first three months of 2013. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $3.7 million adjusted by depreciation and amortization of $13.0 million, share-based compensation of $0.4 million, non-cash interest expense and other of $3 million, loss on disposal of property and equipment of $0.3 million, and a net favorable change in operating assets and liabilities of $7.4 million. The net favorable change in operating assets and liabilities is primarily due to an increase in accrued interest, decreases in accounts receivable, prepaid and other current assets and other assets, offset by decreases in accounts payable, income taxes payable and accrued liabilities and other.
For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $14.4 million consisted of a net loss of $11.1 million adjusted by depreciation and amortization of $13.0 million, share based compensation of $0.4 million, non-cash interest expense and other of $0.4 million, loss on disposal of property and equipment of $0.3 million, and a net favorable change in operating assets and liabilities of $12.2 million. The net favorable change in operating assets and liabilities is primarily due to an increase in accrued interest, decreases in accounts receivable, prepaid and other current assets and other assets, offset by decreases in accounts payable, income taxes payable and accrued liabilities and other.
Net cash provided by operating activities was $20.1 million during the first three months of 2012. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of a net loss of $1.6 million adjusted by depreciation and amortization of $16.6 million, non-cash interest expense and other of $0.8 million, loss on disposal of property and equipment of $0.4 million, and a net favorable change in operating assets and liabilities of $4.0 million primarily due to an increase in accrued interest offset by decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2012. For Holdings and its consolidated subsidiaries, net cash provided by operating activities consisted of a net loss of $9.8 million adjusted by depreciation and amortization of $16.6 million, non-cash interest expense and other of $3.3 million, loss on disposal of property and equipment of $0.4 million, and a net favorable change in operating assets and liabilities of $9.7 million primarily due to an increase in accrued interest offset by decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2012.
Investing activities
Net cash used in investing activities was $1.2 million during the first three months of 2013. Net cash used in investing activities in the first three months of 2013 consisted primarily of $0.5 million of property and equipment expenditures and $0.7 million of acquisitions of businesses and portfolios and payments for prepaid residual expenses.
Net cash used in investing activities was $1.4 million during the first three months of 2012. Net cash used in investing activities consisted primarily of $1.4 million of property and equipment expenditures.
Financing activities
Net cash used in financing activities for iPayment and its consolidated subsidiaries was $15.0 million during the first three months of 2013, consisting of $5.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $10.0 million of repayments on the revolving facility thereunder. Net cash used in financing activities for Holdings and its consolidated subsidiaries was $15 million during the first three months of 2013, consisting of $5.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $10.0 million of repayments on the revolving facility thereunder.
Net cash used in financing activities was $18.5 million during the first three months of 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $10.5 million of net repayments on the revolving facility thereunder.

See Note 5 to the consolidated financial statements for further detail regarding the Company's long-term debt.
Contractual Obligations
The following table of our material contractual obligations as of March 31, 2013, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	372,500	—	—	372,500	—
10.25% Notes	400,000	—	—	—	400,000
Interest, net of discount and amortization (1)	298,382	63,186	126,373	104,891	3,932
Operating lease obligations	12,813	2,048	3,390	3,417	3,958
Purchase obligations and other (2)	2,272	649	1,298	325	—
Total contractual obligations	1,085,967	65,883	131,061	481,133	407,890
Contractual Obligations of Holdings	—
15.00%/15.00% Notes(3)	115,409	—	—	—	115,409
Interest(1)(3)	96,159	8,818	24,911	41,620	20,810
Total contractual obligations	211,568	8,818	24,911	41,620	136,219

(1)
Future interest obligations are calculated using current interest rates on existing debt balances as of March 31, 2013, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 5 to the consolidated financial statements.

(2)	Purchase obligations represent minimum monthly management charges due under a fractional ownership arrangement.

(3)
Assumes that (i) for all interest periods through and including May 15, 2015, Holdings will pay interest on 50% of the outstanding principal amount of its 15.00%/15.00% Notes in cash and 50% in kind and (ii) after May 15, 2015, Holdings will make all interest payments on the 15.00%/15.00% Notes entirely in cash.

We expect to be able to fund our operations, capital expenditures and the contractual obligations above (other than the repayment at maturity of the aggregate principal amount of (i) term loans under the Senior Secured Credit Facilities and (ii) the Notes) using our cash from operations. We intend to use our revolving facility primarily to fund temporary working capital needs and acquisition opportunities as they arise. To the extent we are unable to fund our operations, capital expenditures and the contractual obligations above using cash from operations, we intend to use borrowings under our revolving facility or future debt or equity financings. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.
New Accounting Standards
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The provisions of ASU No. 2013-02 require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. ASU No. 2013-02 was effective for the Company’s interim reporting period beginning on or after January 1, 2013, with prospective application required. There is no impact to the Company's financial statements for the interim period ended March 13, 2013.

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
Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of March 31, 2013, we had $372.5 million of loans outstanding under our Senior Secured Credit Facilities, substantially all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of March 31, 2013 of approximately $3.7 million.
We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Beginning in September 2012, in connection with our internal investigation described in Note 2 to our consolidated financial statements, our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its disclosure controls and procedures. At that time, the Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2009, 2010 and 2011 due to the material weaknesses in our internal controls over financial reporting described below.  In connection with the audit of our consolidated financial statements for 2012, we and our independent registered public accounting firm determined that the previously identified material weaknesses continued to exist as of December 31, 2012.  Although we have made significant progress in implementing policies and procedures to address these weaknesses, we had not completed this implementation as of March 31, 2013. As a result, the Board of Directors and management concluded that our disclosure controls and procedures were not effective as of March 31, 2013.
A detailed description of the material weaknesses in our internal controls over financial reporting, and the remediation steps we are taking to address these weaknesses, are set forth in Item 9A, titled “Controls and Procedures,” in our 2012 Annual Report.
Changes in internal control over financial reporting
Except for the ongoing remediation efforts described above, there have not been any changes in our internal controls over financial reporting during the first three months of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below, there have been no material developments in the legal proceedings described in Item 3 of our 2012 Annual Report.
During the first quarter of 2013, the Company entered into cooperation and restitution and/or settlement agreements with all the material participants in the financial misconduct described above. Under the terms of the various agreements, the participants in the misconduct agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. See Note 2 to our consolidated financial statements and Item 3, “Legal Proceedings; Internal Investigation” of our Annual Report on Form 10-K filed with the SEC on April 1, 2013.
On April 8, 2013 we entered into an agreement with Vericomm to settle all matters in connection with the Vericomm arbitration described in our Annual Report on Form 10-K filed with the SEC on April 1, 2013 (see Item 3, "Legal Proceedings: Vericomm, Inc. ('Vericomm') ISG Lawsuit").
We are subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. For further information, see Note 8 to our consolidated financial statements "Commitments and Contingencies."
Item 1A. Risk Factors
Certain risks associated with our business, our indebtedness, and acquisitions we have made or may make are discussed in our 2012 Annual Report under the heading “Risk Factors” in Item 1A of that report. We do not believe there have been any material changes in these risks during the three months ended March 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None
Item 6. Exhibits
See the Exhibit Index following the signature page to this Quarterly Report for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment Holdings, Inc.

Date: May 14, 2013	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.

Date: May 14, 2013	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Mark C. Monaco
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
________________________________

*	Filed herewith.
**	Furnished herewith.
†
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.