Form 10-Q
period 2013-06-30
iPayment, Inc.; iPayment Holdings, Inc
filed 2013-08-14
CIK 1140184, 1364652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑

Title of each class	Shares Outstanding at August 14, 2013
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
(Dollars in thousands, except share data)
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,121	$6,572	$2,121	$6,572
Accounts receivable, net of allowance for doubtful accounts of $740 and $883 at June 30, 2013, and December 31, 2012, respectively	25,876	33,024	25,876	33,024
Prepaid expenses and other current assets	6,764	2,823	6,221	2,366
Deferred tax assets	—	2,346	—	2,411
Total current assets	34,761	44,765	34,218	44,373
Restricted cash	824	828	824	828
Property and equipment, net	7,784	7,419	7,784	7,419
Merchant portfolio and other intangible assets, net of accumulated amortization of $122,808 and $98,969 at June 30, 2013, and December 31, 2012, respectively	207,542	221,488	207,542	221,488
Goodwill	678,704	678,704	679,504	679,504
Investment in 15.00%/15.00% Holdings notes, held to maturity	23,010	21,234	—	—
Other assets, net	21,358	21,931	23,587	24,287
Total assets	$973,983	$996,369	$953,459	$977,899
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,638	$6,838	$4,638	$6,838
Income taxes payable, net	6,897	6,804	794	702
Accrued interest	6,690	6,754	9,126	8,785
Accrued liabilities and other	28,516	25,434	28,516	25,434
Total current liabilities	46,741	45,830	43,074	41,759
Deferred tax liabilities, net	30,090	19,888	30,090	19,383
Long-term debt	780,207	786,061	900,266	900,560
Other liabilities	—	2,222	—	2,222
Total liabilities	857,038	854,001	973,430	963,924
Commitments and contingencies (Note 8)	—	—	—	—
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2013, and December 31, 2012	165,764	165,764	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at June 30, 2013, and December 31, 2012	—	—	45,268	45,268
Additional paid-in capital	7,065	1,920	7,065	1,920
Accumulated deficit	(55,884)	(25,316)	(72,304)	(33,213)
Total stockholder’s equity (deficit)	116,945	142,368	(19,971)	13,975
Total liabilities and stockholder’s equity (deficit)	$973,983	$996,369	$953,459	$977,899
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Revenues	$173,939	$178,577	$329,889	$343,708
Operating expenses:
Interchange	90,602	87,002	172,443	168,860
Other costs of services	62,069	69,212	121,765	134,225
Selling, general and administrative	13,855	4,931	19,722	9,163
Embezzlement costs (recoveries)	(458)	1,202	(2,777)	2,124
Total operating expenses	166,068	162,347	311,153	314,372
Income from operations	7,871	16,230	18,736	29,336
Other expense:
Interest expense, net	15,485	16,454	30,854	32,839
Other expense (income), net	189	230	2,726	(351)
Loss before income taxes	(7,803)	(454)	(14,844)	(3,152)
Income tax provision (benefit)	13,779	(137)	10,405	(1,234)
Comprehensive loss	$(21,582)	$(317)	$(25,249)	$(1,918)
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Revenues	$173,939	$178,577	$329,889	$343,708
Operating expenses:
Interchange	90,602	87,002	172,443	168,860
Other costs of services	62,092	69,255	121,811	134,300
Selling, general and administrative	13,869	4,958	19,750	9,208
Embezzlement costs (recoveries)	(458)	1,202	(2,777)	2,124
Total operating expenses	166,105	162,417	311,227	314,492
Income from operations	7,834	16,160	18,662	29,216
Other expense:
Interest expense, net	21,978	21,524	44,052	42,886
Other expense (income), net	189	230	2,726	(351)
Loss before income taxes	(14,333)	(5,594)	(28,116)	(13,319)
Income tax provision (benefit)	13,615	(2,003)	10,975	38
Comprehensive loss	$(27,948)	$(3,591)	$(39,091)	$(13,357)
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012

Cash flows from operating activities
Net loss	$(25,249)	$(1,918)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,043	32,482
Share-based compensation	4,756	—
Noncash interest income and other	(3,378)	1,523
Loss on disposal of property and equipment	460	685
Changes in assets and liabilities:
Accounts receivable	7,148	2,913
Prepaid expenses and other current assets	(3,941)	(601)
Other assets	2,492	(1,311)
Accounts payable and income taxes payable	(2,108)	(5,096)
Accrued interest	(64)	(96)
Deferred tax liabilities, net	12,548	—
Accrued liabilities and other	860	1,511
Net cash provided by operating activities	18,567	30,092
Cash flows from investing activities
Change in restricted cash	4	10
Expenditures for property and equipment	(1,945)	(3,931)
Acquisitions of businesses and portfolios	(5,184)	(19,025)
Payments for prepaid residual expenses	(4,574)	(162)
Net cash used in investing activities	(11,699)	(23,108)
Cash flows from financing activities
Net repayments on line of credit	(1,000)	6,000
Repayments of debt	(5,000)	(8,000)
Dividends paid to parent company	(5,319)	(4,984)
Net cash used in financing activities	(11,319)	(6,984)
Net decrease in cash and cash equivalents	(4,451)	—
Cash and cash equivalents, beginning of period	6,572	1
Cash and cash equivalents, end of period	$2,121	$1
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$301	$2,677
Cash paid during the period for interest	$36,925	$31,413
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012

Cash flows from operating activities
Net loss	$(39,091)	$(13,357)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,043	32,482
Share-based compensation	4,756	—
Noncash charges	3,469	6,652
Loss on disposal of property and equipment	460	685
Changes in assets and liabilities:
Accounts receivable	7,148	2,913
Prepaid expenses and other current assets	(3,856)	(601)
Other assets	3,108	(1,312)
Accounts payable and income taxes payable	(2,108)	(3,824)
Accrued interest	341	(51)
Deferred tax liabilities, net	13,118	—
Accrued liabilities and other	860	2,021
Net cash provided by operating activities	13,248	25,608
Cash flows from investing activities
Change in restricted cash	4	10
Expenditures for property and equipment	(1,945)	(3,931)
Acquisitions of businesses and portfolios	(5,184)	(19,025)
Payments for prepaid residual expenses	(4,574)	(162)
Net cash used in investing activities	(11,699)	(23,108)
Cash flows from financing activities
Net repayments on line of credit	(1,000)	6,000
Repayments of debt	(5,000)	(8,000)
Net cash used in financing activities	(6,000)	(2,000)
Net increase (decrease) in cash and cash equivalents	(4,451)	500
Cash and cash equivalents, beginning of period	6,572	1
Cash and cash equivalents, end of period	$2,121	$501
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$301	$2,677
Cash paid during the period for interest	$36,925	$36,285
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(1) Organization, Business and Basis of Presentation
Organization
We are a provider of credit and debit card payment processing services to small merchants across the United States. We conduct all of our operations through our operating company, iPayment, Inc. (“iPayment”), and its subsidiaries. iPayment and its direct parent, iPayment Holdings, Inc. (“Holdings”), are incorporated in Delaware. Holdings is a holding company that does not have any operations or material assets other than the direct and indirect ownership of all of the capital stock of iPayment and its subsidiaries, respectively. All of the issued and outstanding capital stock of Holdings is owned by Carl A. Grimstad, iPayment's Chairman and Chief Executive Officer, Harold H. Stream, III, and certain entities and family trusts affiliated with Mr. Grimstad or Mr. Stream.
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
We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have ultimate responsibility for the merchant, as evidenced by our liability for merchant losses or credit risk, or portability with respect to such merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from merchant portfolios where we do not have liability for merchant losses or credit risk or rights of portability, such as certain bank portfolios we acquired from First Data Merchant Services (FDMS) and certain of our other portfolios, are reported net of interchange, as required by ASC Topic 605.
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

We believe the carrying amounts of financial instruments at June 30, 2013 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. As of June 30, 2013, the carrying value of the term facility under the Senior Secured Credit Facilities, net of a discount of $1.3 million, was $346.2 million and the carrying value of the revolving facility was $34.0 million. We believe the carrying value of the revolving facility approximates fair value at June 30, 2013, based on its short maturities; and we estimate the fair value of the term facility to be approximately $343.2 million based on consideration of executed trades occurring around June 30, 2013. The carrying value of the 10.25% Notes was $400.0 million as of June 30, 2013. We estimate their fair value to be approximately $328.0 million based on consideration of executed trades occurring around June 30, 2013. The carrying value of the 15.00%/15.00% Notes, net of discount of $0.8 million was $120.1 million as of June 30, 2013. We estimate their fair value to be approximately $84.0 million based on consideration of executed trades occurring around June 30, 2013. The fair value of the Senior Secured Credit Facilities, the 10.25% Notes, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.
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
We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three and six months ended June 30, 2013, amortization expense related to our merchant processing portfolios and other intangible assets was $11.3 million and $23.9 million, respectively. For the three and six months ended June 30, 2012, amortization expense related to our merchant processing portfolios and other intangible assets was $15.2 million and $31.1 million, respectively.
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be treated as a change in estimate and accounted for prospectively. There were no related adjustments to amortization expense for the three and six months ended June 30, 2013 and June 30, 2012.
Our intangible assets are amortized over their estimated lives, except the trade name intangibles, which were determined to have indefinite lives as there are no legal, regulatory, contractual, economic or other factors that limit the useful life to us of such intangible assets, and we have no plans to cease using such names. We believe the trade names have an inherent value due to brand strength.
We engage, on a periodic basis, an independent third party to aid management in determining the fair value of our goodwill. We also periodically evaluate the carrying value of long-lived assets in relation to the respective projected future undiscounted cash flows to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and their fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss.
We performed a qualitative assessment of goodwill and trade name as of May 31, 2013. We determined based on relevant events and circumstances in our qualitative assessment that it is more likely than not that the fair value of the reporting unit is at least equal to its carrying value; therefore, the goodwill of the reporting unit is not impaired and no further testing was performed.
Common Stock
iPayment and Holdings had 100 and 4,875,000 shares of common stock, respectively, issued and outstanding at June 30, 2013. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for Holdings common stock or for the Warrants. No Warrants were exercised as of June 30, 2013.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award, which generally equals the vesting period. We recognized $1.9 million in expense related to vested service-based phantom stock units for the three months ended December 31, 2012. For performance-based stock units, we re-assess the probability of vesting at each reporting period and if the target is not attained, we do not recognize any expense. The performance condition is not considered in determining the grant date fair value. We did not recognize any expense in 2012 or in the three and six months ended June 30, 2013 for performance-based phantom stock units. We recognized $4.3 million and $4.8 million, respectively, in expenses related to vested service-based phantom stock units for the three and six months ended June 30, 2013. The Equity Incentive Plan was not put into place until the fourth quarter of 2012; therefore, no expense was recognized for the three and six months ended June 30, 2012.

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
As disclosed in the Company's Annual Report on Form 10-K filed on April 1, 2013, the Company has entered into cooperation and restitution and/or settlement agreements with all the material participants in the misconduct. Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. Of this amount, the Company had collected $2.9 million as of June 30, 2013, including $2.8 million during the six months ended June 30, 2013. Of the remaining $5.5 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $2.1 million is scheduled to be repaid to the Company by no later than July 1, 2016. There can be no assurance, however, that we will be able to recover all or a material portion of the remaining amounts described above. In addition, on May 1, 2013, the Company recovered $3 million under its crime insurance policy in connection with the misconduct described above.
(3) Acquisitions
In June 2013, iPayment entered into a purchase agreement pursuant to which it acquired a portfolio of merchant accounts for cash consideration of $4.9 million. The effect of this acquisition was included in our consolidated financial statements beginning June 28, 2013.
(4) Other Intangibles
Payments for Prepaid Residual Expenses
We incurred $4.3 million and $4.6 million for prepaid residual expenses during the three and six months ended June 30, 2013. We incurred no payments for prepaid residual expenses during the three and six months ended June 30, 2012.

(5) Long-Term Debt
Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	As of June 30, 2013	As of December 31, 2012	As of June 30, 2013	As of December 31, 2012
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$347,500	$352,500	$347,500	$352,500
Revolving facility	34,000	35,000	34,000	35,000
Discount on Senior Secured Credit Facilities	(1,293)	(1,439)	(1,293)	(1,439)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	120,890	115,409
Discount on 15.00%/15.00% Notes, net of amortization of $334 as of 6/30/2013 and $256 as of 12/31/2012	—	—	(831)	(910)
	780,207	786,061	900,266	900,560
Less: Current portion of long-term debt	—	—	—	—
Total long-term debt	$780,207	$786,061	$900,266	$900,560
The terms of our long-term debt contain various financial and nonfinancial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts thereunder immediately due and payable. We currently do not have available cash or other similar liquid resources available to repay all of our debt obligations if they were to become immediately due and payable. As of June 30, 2013, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.15 to 1.00 compared to the allowed maximum of 4.00 to 1.00. As of June 30, 2013, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.67 to 1.00 compared to the allowed minimum of 1.25 to 1.00.
During the first six months of 2013, we made net repayments of $5.0 million on the term loan under the Senior Secured Credit Facilities and net repayments of $1.0 million on the revolving facility.
The shares of iPayment’s common stock held by Holdings have been pledged by Holdings to secure the obligations of iPayment under the Senior Secured Credit Facilities.
Senior Secured Credit Facilities
iPayment entered into a Credit Agreement, dated May 6, 2011 (the “Credit Agreement”), with Holdings, the subsidiaries of iPayment identified therein as guarantors, JPMorgan Chase Bank, N.A. and the other lenders party thereto. The Senior Secured Credit Facilities consist of (i) a six-year, $375.0 million term facility and (ii) a five-year, $75.0 million revolving facility, which includes a swing line loan facility and letter of credit facility and is available from time to time until the fifth anniversary of the closing date of the Senior Secured Credit Facilities (or in the case of the letter of credit facility, 5 business days prior to the fifth anniversary). The terms of the Senior Secured Credit Facilities give iPayment the ability, subject to certain conditions, to request an increase in the amount of the revolving facility in an aggregate amount of up to $25.0 million. On July 20, 2012, concurrent with iPayment's purchase of approximately $23.9 million of the outstanding principal amount of the 15.00%/15.00% Notes from a third party for $20.0 million in a privately negotiated transaction, we requested and obtained a $20.0 million increase in the aggregate revolving facility commitment. The aggregate commitment of the lenders under the revolving facility following such increase was $95.0 million.
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
At June 30, 2013, iPayment had approximately $346.2 million of term loans outstanding, net of discount of $1.3 million at a weighted average interest rate of 5.75% and $34.0 million of borrowings under its revolving facility at a weighted average interest rate of 4.48%.
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
On July 25, 2013 (the "Amendment Date"), iPayment, Inc. entered into an amendment (the "Amendment") to the Credit Agreement. Pursuant to the Amendment, the applicable margin for the revolving facility was amended as follows: (i) if the consolidated leverage ratio as at the last test date is less than 4.0:1.0, 3.75% (for Eurodollar rate loans) or 2.75% (for base rate loans), (ii) if the consolidated leverage ratio as at the last test date is greater than or equal to 4.0:1.0 but less than 4.5:1.0, 4.25% (for Eurodollar rate loans) or 3.25% (for base rate loans), (iii) if the consolidated leverage ratio as at the last test date is greater than or equal to 4.5:1.0 but less than 5.0:1.0, 4.75% (for Eurodollar rate loans) or 3.75% (for base rate loans), and (iv) if the consolidated leverage ratio as at the last test date is greater than or equal to 5.0:1.0, 5.25% (for Eurodollar rate loans) or 4.25% (for base rate loans). The applicable margin for the term facility was increased to 5.25% (for Eurodollar rate loans) and 4.25% (for base rate loans).
The financial covenants set forth in the Credit Agreement were amended as follows: (i) the minimum Consolidated Interest Coverage Ratio is required to be not less than (1) 1.25x as of the end of each fiscal quarter through December 31, 2015, (2) 1.30x for each fiscal quarter ending between January 1, 2016 and December 31, 2016, and (3) 1.35x for each fiscal quarter ending thereafter and (ii) the maximum Senior Secured Leverage Ratio is required to be less than (1) 4.00x as of the end of each fiscal quarter through March 31, 2014, (2) 3.75x as of the end of each fiscal quarter ending between April 1, 2014 and March 31, 2015, (3) 3.50x as of the end of each fiscal quarter ending between April 1, 2015 and March 31, 2016, (4) 3.25x as of the end of each fiscal quarter ending between April 1, 2016 and March 31, 2017 and (5) 3.00x for each fiscal quarter ending thereafter.
Pursuant to the Amendment, certain voluntary prepayments made in connection with any modification of the Credit Agreement that reduces the applicable margin with respect to any Term Loans, or in connection with any refinancing of any Term Loans in whole or in part with proceeds of Indebtedness having lower applicable margins or applicable total yield than the applicable margin or applicable total yield for the Term Loans prior to the first year anniversary of the Amendment Date will be subject to a 1.00% prepayment penalty. In addition, the Amendment included certain other changes to the restricted payments and investments negative covenants in the Credit Agreement.
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
Cash interest and PIK interest each accrue at a rate of 15.00% per annum. If Holdings’ leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of additional PIK interest. For the quarter ended March 31, 2013 we determined that our leverage ratio was 7.31 to 1.00; accordingly, we recognized $1.2 million of additional 2.00% PIK interest during the six months ended June 30, 2013 with respect to the interest period from November 15, 2012 to May 15, 2013. We are obligated to pay additional 2% PIK interest until the next interest payment date on which the Company's leverage ratio is equal to, or less than, 7.25 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date. For the quarter ended June 30, 2013 we determined that our leverage ratio was 7.50 to 1:00; accordingly, we have recognized $0.3 million of additional 2.00% PIK interest during the three months ended June 30, 2013 with respect to the interest period from May 15, 2013 to November 15, 2013. The 15.00%/15.00% Notes will bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of PIK interest is made. Holdings must elect the form of interest payment with respect to each interest period not later than the beginning of each interest period. In the absence of such an election, Holdings will pay interest according to the election for the previous interest period.
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
On July 20, 2012, iPayment purchased approximately $23.9 million principal amount of the 15.00%/15.00% Notes from a third party for $20.0 million in a privately negotiated transaction. The purchase of such 15.00%/15.00% Notes and the expenses associated therewith were funded with cash on hand and borrowings under the revolving facility under the Senior Secured Credit Facilities and are carried on our balance sheet at face value as they are considered held to maturity investments. As a result of the purchase of the 15.00%/15.00% Notes, Holdings recognized a gain of $3.3 million, net of the write-off of unamortized debt issuance costs of $0.6 million. Concurrent with the purchase of such 15.00%/15.00% Notes, we requested and obtained a $20.0 million increase in the aggregate revolving facility commitment. The aggregate commitment of the lenders under the revolving facility following such increase was $95.0 million.
iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities of $8.5 million, 10.25% Notes of $8.3 million, and the purchase of Holdings 15.00%/15.00% Notes of $1.1 million, as of June 30, 2013. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $2.2 million and a debt discount related to the Warrants of $0.8 million as of June 30, 2013.
These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.
Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities, the 10.25% Notes and the purchase of Holdings 15.00%/15.00% Notes were $0.5 million, $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2013 and $1.0 million, $0.6 million and $0.3 million, respectively, for the six months ended June 30, 2013. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2013.
(6) Segment Information and Geographical Information
We consider our business activities to be in a single reporting segment. For the years ended December 31, 2012, 2011 and 2010, we derived greater than 88%, 87%, and 88%, respectively, of our revenue and results of operations from processing revenues from card-based payments. Substantially all of our revenues are generated in the United States.
(7) Income Taxes
We account for income taxes in interim periods pursuant to the provisions of ASC 740 Income Taxes. Under this method, our provision for or benefit from income taxes is computed at an estimated annual effective tax rate and the effects of any discrete income tax items are recognized in the periods in which they occur.

For iPayment and its consolidated subsidiaries, our effective tax rate for the six months ended June 30, 2013 was (70.1)% and we recorded a tax expense of $10.4 million on pretax loss of $14.8 million. The inverse effective tax rate was due to the recording of a valuation allowance against our deferred tax assets.

Authoritative guidance requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under this guidance, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  Such objective evidence limits the ability to consider other evidence such as our projections for future growth.

We have reported a cumulative pretax book loss for the current and two preceding years.  Considering the likelihood of realization of deferred tax assets, we reached the determination that a valuation allowance was appropriate. Management assesses the realizability of the deferred tax assets based on the criteria of authoritative guidance each reporting period. If future events differ from management’s estimates, the valuation allowance may change in future periods.
For Holdings and its consolidated subsidiaries, our effective tax rate for the six months ended June 30, 2013 was (39.0)% and we recorded a tax expense of $11.0 million on pretax loss of $28.1 million. The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the recording of the valuation allowance against the Holdings' deferred tax asset related to interest deductibility limitations with respect to Holdings' 15%/15% Notes, which constitute an "Applicable High Yield Discount Obligation" for U.W. federal income tax purposes.
For the six months ended June 30, 2013, we accrued less than $0.1 million of interest and penalties related to our uncertain tax positions. As of June 30, 2013, the total amount of our unrecognized tax benefits was $2.2 million. Net of related deferred tax assets, unrecognized tax benefits were $0.8 million to that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $0.5 million. As of June 30, 2013, we do not anticipate a significant change to the total amount of unrecognized tax benefits in the next twelve months.
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
(9) Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The provisions of ASU No. 2013-02 require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. ASU No. 2013-02 was effective for the Company’s interim reporting period beginning on or after January 1, 2013, with prospective application required. There is no impact to the Company's financial statements for the interim period ended June 30, 2013.

(10) Related Party Transactions
In June 2013, iPayment entered into a purchase agreement with an existing ISG partially owned by an iPayment employee, whereby iPayment acquired the ISG's rights to a residual income stream being paid by iPayment related to a portfolio of merchant accounts, such that, following the acquisition, iPayment's continuing obligation to pay such residual income stream was terminated. The purchase price for the acquisition was $3.6 million in cash and vested phantom stock units of Holdings believed to have a fair value of $0.4 million.

(11) Subsequent Events

On July 25, 2013 the Company entered into an amendment (the “Amendment”) to the Credit Agreement. For a description of the material terms of the Amendment, see Note 5 to our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background of Internal Investigation and Restatement
In August 2012, as disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012, and November 5, 2012 and in the Company's amended Annual Report on Form 10-K/A filed on January 29, 2013, the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company engaged Debevoise & Plimpton LLP and forensic accountants of Ernst & Young LLP to work with management to conduct an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned.
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
Executive Overview
We are a provider of credit and debit card payment processing services to small merchants across the United States. During June 2013, we generated revenue from approximately 158,000 merchants. Of these merchants, approximately 112,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services through both independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily in our main operating center in Westlake Village, California.
Our strategy is to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume decreased by 2.9% to $10.9 billion for the six months ended June 30, 2013 from $11.3 billion for the six months ended June 30, 2012. This decrease in charge volume was due primarily to a lower number of active merchants partially offset by higher transactions per merchant per month for the first six months of 2013 compared to 2012. Our revenues decreased $13.8 million or 4.0% to $329.9 million in the first six months of 2013 from $343.7 million in the same period in 2012. The decrease in revenues was due to both a decrease in charge volume and a decrease in other revenues. Our revenue, net of interchange, decreased 10.0% to $157.4 million for the six months ended June 30, 2013 from $174.8 million during the same period in 2012. Income from operations decreased 36.1% to $18.7 million for the six months ended June 30, 2013 from $29.3 million during the same period in 2012. The decline in income from operations was primarily due to lower net revenues partially offset by lower other costs of service and higher selling, general and administrative expense. Income from operations was impacted by $2.8 million of recoveries related to the embezzlement which were substantially offset by professional services expense related to the restatement and remediation. In addition, income from operations was affected by one-time compensation expense of $4.3 million and phantom stock compensation expense of $4.0 million related to the May 2013 amendments to the Flagship purchase agreement and the employment agreements with the former owners of Flagship and an additional $0.7 million in phantom stock compensation to employees. Excluding these one-time items, income from operations would have been $27.7 million or 5.5% lower than the comparable period in 2012. Loss before income taxes was $14.8 million for iPayment and its consolidated subsidiaries and $28.1 million for Holdings and its consolidated subsidiaries during the six months ended June 30, 2013, compared to $3.2 million of loss before income taxes for iPayment and its consolidated subsidiaries and $13.3 million of loss before income taxes for Holdings and its consolidated subsidiaries in the same period in 2012.
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
We engage, on a periodic basis, an independent third party to aid management in determining the fair value of our goodwill. We also periodically evaluate the carrying value of long-lived assets in relation to the respective projected future undiscounted cash flows to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and their fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss.
We performed a qualitative assessment of goodwill and trade name as of May 31, 2013. We determined based on relevant events and circumstances in our qualitative assessment that it is more likely than not that the fair value of the reporting unit is at least equal to its carrying value; therefore, the goodwill of the reporting unit is not impaired and no further testing was performed.
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
Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At June 30, 2013, and December 31, 2012, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $0.8 million and $1.3 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at June 30, 2013, and December 31, 2012.
Income Taxes. We account for income taxes pursuant to the provisions of ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes.
Authoritative guidance requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under this guidance, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  Such objective evidence limits the ability to consider other evidence such as our projections for future growth.

We have reported a cumulative pretax book loss for the current and two preceding years.  Considering the likelihood of realization of deferred tax assets, we reached the determination that a valuation allowance was appropriate. Management assesses the realizability of the deferred tax assets based on the criteria of authoritative guidance each reporting period. If future events differ from management’s estimates, the valuation allowance may change in future periods.
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

Results of Operations
Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

	Three months ended June 30,				Change
(Dollars in thousands, except percentages)	2013	% of Total Revenue	2012	% of Total Revenue	Amount	%

Revenues	$173,939	100.0%	$178,577	100.0%	$(4,638)	(2.6)%
Operating expenses
Interchange	90,602	52.1%	87,002	48.7%	3,600	4.1%
Other costs of services (1)	62,069	35.7%	69,212	38.8%	(7,143)	(10.3)%
Selling, general and administrative (2)	13,855	8.0%	4,931	2.8%	8,924	181.0%
Embezzlement costs	(458)	(0.3)%	1,202	0.7%	(1,660)	(138.1)%
Total operating expenses (3)	166,068	95.5%	162,347	90.9%	3,721	2.3%
Income from operations	7,871	4.5%	16,230	9.1%	(8,359)	(51.5)%
Other expense
Interest expense, net (4)	15,485	8.9%	16,454	9.2%	(969)	(5.9)%
Other expense (income), net	189	0.1%	230	—%	(41)	(17.8)%
Total other expense (5)	15,674	9.0%	16,684	9.3%	(1,010)	(6.1)%
Loss before income taxes (6)	(7,803)	(4.5)%	(454)	(0.3)%	(7,349)	1,618.7%
Income tax provision (benefit) (7)	13,779	7.9%	(137)	(0.1)%	13,916	(10,157.7)%
Net loss (8)	$(21,582)	(12.4)%	$(317)	(0.2)%	$(21,265)	6,708.2%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended June 30, 2013, is $62.1 million.

(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2013, is $13.9 million.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the three months ended June 30, 2013, is $166.1 million.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2013, and June 30, 2012, are $22.0 million and $21.5 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2013, and June 30, 2012, are $22.2 million and $21.8 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended June 30, 2013, and June 30, 2012, are $14.3 million and $5.6 million, respectively.

(7)
Income tax provision of Holdings and its consolidated subsidiaries for the three months ended June 30, 2013, and June 30, 2012, are an income tax expense of $13.6 million and a benefit of $2.0 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended June 30, 2013, and June 30, 2012, are $27.9 million and $3.6 million, respectively.
Revenues. Revenues decreased 2.6% to $173.9 million in the second quarter of 2013 from $178.6 million during the same period in 2012. This decrease was driven by both lower volume and a lower number of merchants year over year, as well as lower net discount.
Interchange Expenses. Interchange expense was $90.6 million in the second quarter of 2013, compared with $87.0 million for the same period in 2012. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services decreased 10.3% to $62.1 million for iPayment and its consolidated subsidiaries in the second quarter of 2013 as compared to $69.2 million during the same period in 2012. The decrease in other costs of services was primarily due to lower residual expense as a result of residual buyouts and lower volume, as well as a reduction in portfolio amortization and depreciation expense.
Selling, General and Administrative. Selling, general and administrative expenses increased 181.0% to $13.9 million for iPayment and its consolidated subsidiaries in the second quarter of 2013 as compared to $4.9 million during the same period in 2012. This increase was attributable to compensation expense of $4.3 million and phantom stock compensation expense of $4.0 million related to the May 2013 amendments to the Flagship purchase agreement and the employment agreements with the former owners of Flagship and an additional $0.3 million in phantom stock compensation to employees. Excluding these items, selling, general and administrative expenses increased 8.2% in the second quarter of 2013 as compared to the same period in 2012, $5.3 million and $4.9 million respectively.
Other Expense. Total other expense decreased $1.0 million to $15.7 million for iPayment and its consolidated subsidiaries and increased $0.4 million to $22.2 million for Holdings and its consolidated subsidiaries in the second quarter of 2013, from $16.7 million for iPayment and its consolidated subsidiaries and $21.8 million for Holdings and its consolidated subsidiaries during the same period in 2012. Other expense in the second quarter of 2013 primarily consisted of interest expense. Interest expense decreased to $15.5 million for iPayment and its consolidated subsidiaries and increased to $22.0 million for Holdings and its consolidated subsidiaries in the second quarter of 2013 from $16.5 million for iPayment and its consolidated subsidiaries and $21.5 million for Holdings and its consolidated subsidiaries in the same period in 2012.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had an income tax expense of $13.8 million and $13.6 million, respectively, during the second quarter of 2013, compared to income tax benefit of $0.1 million and income tax benefit of $2.0 million, respectively, during the same period in 2012.
iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of (70.1)% and (39.0)%, respectively, during the second quarter of 2013, compared to effective tax rates of 39.1% and (0.3)%, respectively, during the same period in 2012.
For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the inverse effective tax rate for the six months ended June 30, 2013 was primarily due to the recording of a valuation allowance against our deferred tax assets.
The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the recording of the valuation allowance against the Holdings' deferred tax assets.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

	Six months ended June 30,				Change
(Dollars in thousands, except percentages)	2013	% of Total Revenue	2012	% of Total Revenue	Amount	%

Revenues	$329,889	100.0%	$343,708	100.0%	$(13,819)	(4.0)%
Operating expenses
Interchange	172,443	52.3%	168,860	49.1%	3,583	2.1%
Other costs of services (1)	121,765	36.9%	134,225	39.1%	(12,460)	(9.3)%
Selling, general and administrative (2)	19,722	6.0%	9,163	2.7%	10,559	115.2%
Embezzlement costs	(2,777)	(0.8)%	2,124	0.6%	(4,901)	(230.7)%
Total operating expenses (3)	311,153	94.3%	314,372	91.5%	(3,219)	(1.0)%
Income from operations	18,736	5.7%	29,336	8.5%	(10,600)	(36.1)%
Other expense
Interest expense, net (4)	30,854	9.4%	32,839	9.6%	(1,985)	(6.0)%
Other expense (income), net	2,726	0.8%	(351)	—%	3,077	(876.6)%
Total other expense (5)	33,580	10.2%	32,488	9.5%	1,092	3.4%
Loss before income taxes (6)	(14,844)	(4.5)%	(3,152)	(0.9)%	(11,692)	370.9%
Income tax provision (benefit) (7)	10,405	3.2%	(1,234)	(0.4)%	11,639	(943.2)%
Net loss (8)	$(25,249)	(7.7)%	$(1,918)	(0.6)%	$(23,331)	1,216.4%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the six months ended June 30, 2013, is $121.8 million.

(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2013, is $19.8 million.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the six months ended June 30, 2013, is $311.2 million.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2013, and June 30, 2012, are $44.1 million and $42.9 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2013, and June 30, 2012, are $46.8 million and $42.5 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the six months ended June 30, 2013, and June 30, 2012, are $28.1 million and $13.3 million, respectively.

(7)	Income tax provision of Holdings and its consolidated subsidiaries for the six months ended June 30, 2013, and June 30, 2012, are an income tax expense of $11.0 million and $0.0 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the six months ended June 30, 2013, and June 30, 2012, are $39.1 million and $13.4 million, respectively.
Revenues. Revenues decreased 4.0% to $329.9 million in the first six months of 2013 from $343.7 million during the same period in 2012. This decrease was driven by both lower volume and a lower number of merchants year over year, as well as lower net discount.
Interchange Expenses. Interchange expense was $172.4 million in the first six months of 2013, compared with $168.9 million for the same period in 2012. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services decreased 9.3% to $121.8 million for iPayment and its consolidated subsidiaries in the first six months of 2013 as compared to $134.2 million during the same period in 2012. The decrease in other costs of services was primarily due to lower residual expense as a result of residual buyouts and lower volume, as well as a reduction in portfolio amortization and depreciation expense.
Selling, General and Administrative. Selling, general and administrative expenses increased 115.2% to $19.7 million for iPayment and its consolidated subsidiaries in the first six months of 2013 as compared to $9.2 million during the same period in 2012. This increase was attributable to compensation expense of $4.3 million and phantom stock compensation expense of $4.0 million related to the May 2013 amendments to the Flagship purchase agreement and the employment agreements with the former owners of Flagship and an additional $0.7 million in phantom stock compensation to employees. Excluding these items, selling, general and administrative expenses increased 15.2% in the first six months of 2013 as compared to the same period in 2012, $10.6 million and $9.2 million respectively.
Other Expense. Total other expense increased $1.1 million to $33.6 million for iPayment and its consolidated subsidiaries and $4.2 million to $46.8 million for Holdings and its consolidated subsidiaries in the first six months of 2013, from $32.5 million for iPayment and its consolidated subsidiaries and $42.5 million for Holdings and its consolidated subsidiaries during the same period in 2012. Other expense in the first six months of 2013 primarily consisted of interest expense. Interest expense decreased to $30.9 million for iPayment and its consolidated subsidiaries and increased to $44.1 million for Holdings and its consolidated subsidiaries in the first six months of 2013 from $32.8 million for iPayment and its consolidated subsidiaries and $42.9 million for Holdings and its consolidated subsidiaries in the same period in 2012.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had an income tax expense of $10.4 million and $11.0 million, respectively, during the first six months of 2013, compared to income tax benefit of $1.2 million and income tax expense of $0.0 million, respectively, during the same period in 2012.
iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of (70.1)% and (39.0)%, respectively, during the second quarter of 2013, compared to effective tax rates of 39.1% and (0.3)%, respectively, during the same period in 2012.
For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the inverse effective tax rate for the six months ended June 30, 2013 was primarily due to the recording of a valuation allowance against our deferred tax assets.
The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the recording of the valuation allowance against the Holdings' deferred tax asset related to interest deductibility limitations with respect to Holdings' 15%/15% Notes, which constitute an "Applicable High Yield Discount Obligation" for U.W. federal income tax purposes.
Liquidity and Capital Resources
As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $2.1 million and $6.6 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of June 30, 2013, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $12.0 million compared to a net deficit of $1.1 million as of December 31, 2012. The increase in net deficit resulted primarily from reductions in cash and accounts receivable of $4.5 million and $7.1 million, respectively, and an increase in accrued liabilities of $3.1 million, offset by an increase to prepaid and other current assets of $3.9 million and reductions in accounts payable of $2.2 million.
As of June 30, 2013, Holdings and its consolidated subsidiaries had a net working capital deficit of $8.9 million compared to working capital of $2.6 million as of December 31, 2012. The increase in net deficit resulted primarily from reductions in cash and accounts receivable of $4.5 million and $7.1 million, respectively, and in increase in accrued liabilities of $3.1 million, offset by an increase in prepaid and other current assets of $3.9 million and reductions in accounts payable of $2.2 million.
We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.
We have significant outstanding long-term debt as of June 30, 2013. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of June 30, 2013, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.15 to 1.00 compared to the allowed maximum of 4.00 to 1.00. As of June 30, 2013, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.67 to 1.00 compared to the allowed minimum of 1.25 to 1.00.

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
In addition, the 15.00%/15.00% Notes also include a leverage ratio test with which we must comply or pay additional interest. If Holdings' leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of PIK interest. For the quarter ended March 31, 2013 we determined that Holdings' leverage ratio was 7.31 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date and we were required to pay 2.00% additional PIK interest on May 15, 2013. For the quarter ended June 30, 2013 we determined that Holdings' leverage ratio was 7.50 to 1.00. For further information on the Credit Agreement, see Notes 5 and 11 to our consolidated financial statements.
Operating activities
Net cash provided by operating activities was $18.6 million for iPayment and its consolidated subsidiaries during the six months ended June 30, 2013. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $25.2 million adjusted by depreciation and amortization of $25.0 million, share-based compensation of $4.8 million, non-cash interest income and other of $3.4 million, loss on disposal of property and equipment of $0.5 million, and a net favorable change in operating assets and liabilities of $16.9 million. The net favorable change in operating assets and liabilities is primarily due to decreases in accounts receivable and other assets, increases in deferred tax liabilities and accrued liabilities, offset by increases in prepaid expenses and other current assets and decreases in accounts payable and accrued interest.
For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $13.2 million consisted of a net loss of $39.1 million adjusted by depreciation and amortization of $25.0 million, share based compensation of $4.8 million, non-cash interest expense and other of $3.5 million, loss on disposal of property and equipment of $0.5 million, and a net favorable change in operating assets and liabilities of $18.6 million. The net favorable change in operating assets and liabilities is primarily due to decreases in accounts receivable and other assets, increases in deferred tax liabilities, accrued liabilities and accrued interest, offset by increases in prepaid expenses and other current assets and decreases in accounts payable.
Net cash provided by operating activities was $30.1 million for iPayment and its consolidated subsidiaries during the six months ended June 30, 2012. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of a net loss of $1.9 million adjusted by depreciation and amortization of $32.5 million, non-cash interest income and other of $1.5 million, loss on disposal of property and equipment of $0.7 million, and a net unfavorable change in operating assets and liabilities of $2.7 million. The net unfavorable change in operating assets and liabilities is primarily due to a decrease in accounts payable and income taxes payable, as a result of federal and state tax payments made during 2012, and an increase in accounts receivable, offset by a decrease in other assets and an increase in accrued liabilities. For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $25.6 million primarily consisted of a net loss of $13.4 million adjusted by depreciation and amortization of $32.5 million, non-cash interest expense and other of $6.7 million, loss on disposal of property and equipment of $0.7 million.
Investing activities
Net cash used in investing activities was $11.7 million during the six months ended June 30, 2013, consisting primarily of $1.9 million of property and equipment expenditures and $9.8 million of acquisitions of businesses and portfolios and payments for prepaid residual expenses.
Net cash used in investing activities was $23.1 million during the six months ended June 30, 2012, consisting primarily of $3.9 million of property and equipment expenditures and $19.0 million of acquisitions of businesses and portfolios.

Financing activities
Net cash used in financing activities for iPayment and its consolidated subsidiaries was $11.3 million during the six months ended June 30, 2013, consisting of $5.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $1.0 million of net repayments on the revolving facility thereunder and a $5.3 million dividend to Holdings which was used for the payment of interest on the 15.00%/15.00% Notes and directors fees. Net cash used in financing activities for Holdings and its consolidated subsidiaries was $6.0 million during the six months ended June 30, 2013, consisting of $5.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $1.0 million of borrowings on the revolving facility thereunder.
Net cash used in financing activities for iPayment and its consolidated subsidiaries was $7.0 million during the six months ended June 30, 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $6.0 million of borrowing on the revolving facility thereunder and a $5.0 million dividend to Holdings which was used for the $5.0 million interest payment on the debt. Net cash used in financing activities for Holdings and its consolidated subsidiaries was $2.0 million during the six months ended June 30, 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $6.0 million of borrowing on the revolving facility thereunder.
See Note 5 to the consolidated financial statements for further detail regarding the Company's long-term debt.
Contractual Obligations
The following table of our material contractual obligations as of June 30, 2013, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	381,500	—	34,000	347,500	—
10.25% Notes	400,000	—	—	400,000	—
Interest, net of discount and amortization (1)	296,752	67,027	133,715	96,010	—
Operating lease obligations	12,256	1,970	3,324	3,445	3,517
Purchase obligations and other (2)	2,526	927	1,437	162	—
Total contractual obligations	1,093,034	69,924	172,476	847,117	3,517
Contractual Obligations of Holdings	—
15.00%/15.00% Notes(3)	120,890	—	—	—	120,890
Interest(1)(3)	93,565	9,282	31,251	42,426	10,606
Total contractual obligations	214,455	9,282	31,251	42,426	131,496

(1)
Future interest obligations are calculated using current interest rates on existing debt balances as of June 30, 2013, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 5 to the consolidated financial statements.

(2)	Purchase obligations represent minimum monthly management charges due under a fractional ownership arrangement and certain office equipment leases.

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
New Accounting Standards
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The provisions of ASU No. 2013-02 require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. ASU No. 2013-02 was effective for the Company’s interim reporting period beginning on or after January 1, 2013, with prospective application required. There is no impact to the Company's financial statements for the interim period ended June 30, 2013.
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
Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of June 30, 2013, we had $381.5 million of loans outstanding under our Senior Secured Credit Facilities, substantially all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of June 30, 2013 of approximately $3.2 million.
We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Beginning in September 2012, in connection with our internal investigation described in Note 2 to our consolidated financial statements, our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its disclosure controls and procedures. At that time, the Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2009, 2010 and 2011 due to the material weaknesses in our internal controls over financial reporting described below.  In connection with the audit of our consolidated financial statements for 2012, we and our independent registered public accounting firm determined that the previously identified material weaknesses continued to exist as of December 31, 2012.  Although we have made significant progress in implementing policies and procedures to address these weaknesses, we had not completed this implementation as of June 30, 2013. As a result, the Board of Directors and management concluded that our disclosure controls and procedures were not effective as of June 30, 2013.
A detailed description of the material weaknesses in our internal controls over financial reporting, and the remediation steps we are taking to address these weaknesses, are set forth in Item 9A, titled “Controls and Procedures,” in our Annual Report on Form 10-K filed with the SEC on April 1, 2013.
Changes in internal control over financial reporting
Except for the ongoing remediation efforts described above, there have not been any changes in our internal controls over financial reporting during the first six months of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments in the legal proceedings described in Item 3 of our 2012 Annual Report taken together with our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2013.
We are subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. For further information, see Note 8 to our consolidated financial statements "Commitments and Contingencies."
Item 1A. Risk Factors
Certain risks associated with our business, our indebtedness, and acquisitions we have made or may make are discussed in our 2012 Annual Report under the heading “Risk Factors” in Item 1A of that report. We do not believe there have been any material changes in these risks during the six months ended June 30, 2013.
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

iPayment Holdings, Inc.

Date: August 14, 2013	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.

Date: August 14, 2013	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Mark C. Monaco
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