Form 10-K/A
period 2012-12-31
iPayment, Inc.; iPayment Holdings, Inc
filed 2013-11-13
CIK 1140184, 1364652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K/A
AMENDMENT NO. 1
________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 333-177233-19 and 000-50280
 _________________________________________
iPayment Holdings, Inc.
iPayment, Inc.
(Exact name of registrant as specified in its charter)
 _________________________________________

Delaware Delaware	20-4777880 62-1847043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 East 56th Street New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrants’ telephone number, including area code: (212) 802-7200
__________________________________________
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

Explanatory Note

iPayment, Inc. (the “Company”) and iPayment Holdings, Inc. are filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Original Filing”), in response to comment letters received from the SEC (the “SEC Comment Letters”). This Amended Filing sets forth the Original Filing, as modified and superseded where necessary, to (i) provide additional information related to the cooperation and restitution and/or settlement agreements entered into with certain participants in the financial misconduct that led to the restatement of our Annual Report on Form 10-K for the year ended December 31, 2011 (see “Item 3. Legal Proceedings - Internal Investigation” and “Item 13. Certain Relationships and Related Transactions, and Director Independence”); (ii) add a consolidating footnote with condensed financial information of the Company and the subsidiary guarantors of the Company’s 10.25% Notes (as defined below) as required by Rule 3-10(f) of Regulation S-X (see also amended Note 17 to the Company’s consolidated financial statements for a summary of the release provisions to the full and unconditional subsidiary guarantees); and (iii) add additional information with respect to the factors our Board of Directors considered in granting equity awards to senior executives of the Company (see “Item 11. Executive Compensation - Compensation Discussion and Analysis”).

Except for the foregoing amended information or where otherwise noted, this Form 10-K/A does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events.

This Amended Filing should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

2

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this amended annual report on Form 10-K/A (this “Annual Report”), including, but not limited to, certain statements set forth under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based on the beliefs of our management and information currently available to them. The statements included in this Annual Report regarding our future financial performance, results and other statements that are not historical facts are forward-looking statements. The words “may,” “could,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “project,” “predict,” “potential,” “future” and similar terms are intended to identify forward-looking statements.
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
Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. The Board of Directors of the Company concluded on November 1, 2012 that material weaknesses in the internal control over financial reporting exist at the Company, and consequently the Board of Directors determined that management’s report on internal control over financial reporting as of December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended, should no longer be relied upon. These material weaknesses led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009, 2010, and 2011 and for the first two quarters of 2012 and the failure of the Company to file on a timely basis its Quarterly Report on Form 10-Q for the interim period ended September 30, 2012. These material weaknesses are discussed further within Item 9A “Controls and Procedures” of this Annual Report on Form 10-K/A. On January 29, 2013, the Company filed its amended Annual Report on Form 10-K/A restating its financial statements for the years ended December 31, 2009, 2010, 2011 and, on January 31, 2013, the Company filed its amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2012 and June 30, 2012. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

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
The Company has entered into cooperation and restitution and/or settlement agreements with all the material participants in the misconduct including those former executive officers and other related persons as described in "Item 13 Certain Relationships and Related Transactions, and Director Independence." Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. Of this amount, the Company had collected $0.3 million as of December 31, 2012, and a total of $2.6 million as of the date of this Annual Report. Of the remaining $5.8 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $5.4 million is scheduled to be repaid to the Company by no later than July 1, 2016. There can be no assurance, however, that we will be able to recover all or a material portion of the remaining amounts described above.
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
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 29, 2013,
except for Note 17, as to which the date is
November 13, 2013

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
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 29, 2013

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.
	December 31, 2012	December 31, 2011
(Dollars in thousands, except share data)	Successor	Successor
ASSETS
Current assets:
Cash and cash equivalents	$6,572	$1
Accounts receivable, net of allowance for doubtful accounts of $883 and $1,580 at December 31, 2012 and 2011, respectively	33,024	33,765
Prepaid expenses and other current assets	2,823	2,104
Deferred tax assets	2,346	2,988
Total current assets	44,765	38,858
Restricted cash	828	542
Property and equipment, net	7,419	5,530
Merchant portfolios and other intangible assets, net of accumulated amortization of $98,969 and $41,725 at December 31, 2012 and 2011, respectively	221,488	259,957
Goodwill	678,704	669,562
Investment in 15.00%/15.00% Notes	21,234	—
Other assets, net	21,931	23,862
Total assets	$996,369	$998,311
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$6,838	$5,773
Income taxes payable	6,804	6,650
Accrued interest	6,754	6,750
Accrued liabilities and other	25,434	21,899
Total current liabilities	45,830	41,072
Deferred tax liabilities	19,888	27,267
Long-term debt	786,061	774,284
Other liabilities	2,222	1,339
Total liabilities	854,001	843,962
Commitments and contingencies (Note 7)	—	—
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2012 and 2011	165,764	165,764
Additional paid-in capital	$1,920	—
Accumulated deficit	(25,316)	(11,415)
Total stockholder’s equity	142,368	154,349
Total liabilities and stockholder’s equity	$996,369	$998,311
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	iPAYMENT HOLDINGS, INC.
	December 31, 2012	December 31, 2011
(Dollars in thousands, except share data)	Successor	Successor
ASSETS
Current assets:
Cash and cash equivalents	$6,572	$1
Accounts receivable, net of allowance for doubtful accounts of $883 and $1,580 at December 31, 2012 and 2011, respectively	33,024	33,765
Prepaid expenses and other current assets	2,366	2,104
Deferred tax assets	2,411	2,988
Total current assets	44,373	38,858
Restricted cash	828	542
Property and equipment, net	7,419	5,530
Merchant portfolios and other intangible assets, net of accumulated amortization of $98,969 and $41,725 at December 31, 2012 and 2011, respectively	221,488	259,957
Goodwill	679,504	670,362
Other assets, net	24,287	27,051
Total assets	$977,899	$1,002,300
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$6,838	$5,773
Income taxes payable	702	3,820
Accrued interest	8,785	9,186
Accrued liabilities and other	25,434	21,935
Total current liabilities	41,759	40,714
Deferred tax liabilities	19,383	27,059
Long-term debt	900,560	903,141
Other liabilities	2,222	1,339
Total liabilities	963,924	972,253
Commitments and contingencies (Note 7)	—	—
Equity
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at December 31, 2012 and 2011	45,268	45,268
Additional paid-in capital	1,920	—
Accumulated deficit	(33,213)	(15,221)
Total stockholder’s equity	13,975	30,047
Total liabilities and stockholder’s equity	$977,899	$1,002,300
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
See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY

	Stockholder’s Equity
	Common Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
(Dollars in thousands)	Shares	Amount
Predecessor:
Balance at January 1, 2010	100	$20,055	$(7,475)	$—	$29,862	$42,442
Dividend paid to parent company	—	—	—	—	(1,000)	(1,000)
Comprehensive income:	—	—	7,475	—	23,050	30,525
Balance at December 31, 2010	100	$20,055	$—	$—	$51,912	$71,967
Dividend paid to parent company	—	—	—	—	(135,539)	(135,539)
Comprehensive loss:	—	—	—	—	(901)	(901)
Balance at May 23, 2011	100	$20,055	$—	$—	$(84,528)	$(64,473)
Revaluation of equity following change of control	—	145,709	—	—	84,528	230,237
Successor:
Balance at May 24, 2011	100	$165,764	$—	$—	$—	$165,764
Dividend paid to parent company	—	—	—	—	(5,456)	(5,456)
Comprehensive loss:	—	—	—	—	(5,959)	(5,959)
Balance at December 31, 2011	100	$165,764	$—	$—	$(11,415)	$154,349
Dividend paid to parent company	—	—	—	—	(10,324)	(10,324)
Stock-based compensation	—	—	—	1,920	—	1,920
Comprehensive loss:	—	—	—	—	(3,577)	(3,577)
Balance at December 31, 2012	100	$165,764	$—	$1,920	$(25,316)	$142,368
See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDER’S EQUITY

	Stockholder’s Equity
	Common Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
(Dollars in thousands)	Shares	Amount
Predecessor:
Balance at January 1, 2010	20	$20,055	$(7,475)	$—	$29,862	$42,442
Dividend paid to parent company	—	—	—	—	(1,000)	(1,000)
Comprehensive income:	—	—	7,475	—	23,050	30,525
Balance at December 31, 2010	20	$20,055	$—	$—	$51,912	$71,967
Dividend paid to parent company	—	—	—	—	(257,335)	(257,335)
Issuance of common stock	—	1,166	—	—	—	1,166
Comprehensive loss:	—	—	—	—	(1,569)	(1,569)
Balance at May 23, 2011	20	$21,221	$—	—	$(206,992)	$(185,771)
Revaluation of equity following change of control	4,874,980	24,047	—	—	206,992	231,039
Successor:
Balance at May 24, 2011	4,875,000	$45,268	$—	$—	$—	$45,268
Dividend paid to parent company	—	—	—	—	(400)	(400)
Comprehensive loss:	—	—	—	—	(14,821)	(14,821)
Balance at December 31, 2011	4,875,000	$45,268	$—	$—	$(15,221)	$30,047
Stock-based compensation	—	—	—	1,920	—	1,920
Comprehensive loss:	—	—	—	—	(17,992)	(17,992)
Balance at December 31, 2012	4,875,000	$45,268	$—	$1,920	$(33,213)	$13,975
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
Based on the results of the Company’s internal investigation, and the financial impact thereof on prior financial periods, on November 1, 2012, the Boards of Directors of the Company and Holdings determined that the Company’s financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP’s reports thereon, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company’s Quarterly Reports on Form 10-Q (the “Affected Financial Statements”), should no longer be relied upon. As a result, the Company restated the Affected Financial Statements to reflect the effect of such financial misconduct on the Affected Financial Statements. On January 29, 2013, the Company filed Amendment No. 1to Form 10-K for the year ended December 31, 2011 and on January 31, 2013, the Company filed Amendment No. 1to Form 10-Q for the period ended March 31, 2012 and Amendment No. 1to Form 10-Q for the period ended June 30, 2012 with such restated financial statements.
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
Accounts Receivable, net
Accounts receivable are primarily amounts due from our clearing and settlement banks for revenues earned, net of related interchange and bank processing fees, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days days following the end of each month. The allowance for doubtful accounts as of December 31, 2012 and 2011 was $0.9 million and $1.6 million, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.
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
The description set forth above is intended to be a summary only, is not complete and is qualified in its entirety by reference to the full and complete terms contained in the Redemption Agreement, a copy of which is included as Exhibit 99.1to iPayment’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2011, which is incorporated herein by reference.

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

	iPAYMENT, INC.	iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	May 23, 2012	May 23, 2012
Assets:
Cash and restricted cash	25	25
Deferred tax asset	49	49
Fixed assets	158	158
Merchant portfolio and other intangible assets	3,105	3,105
Trade name	1,520	1,520
Goodwill	9,143	9,143
Adjusted Purchase Price Allocation	14,000	14,000
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
The provision for income tax expense (benefit) consists of the following:
iPAYMENT, INC.
PROVISION FOR INCOME TAXES AND LIABILITIES

		Period From
(Dollars in thousands)	Year Ended December 31, 2012	May 24 through December 31, 2011	Jan 1 through May 23, 2011	Year Ended December 31, 2010
	Successor	Successor	Predecessor	Predecessor
Current:
Federal	$3,872	$5,764	$475	$14,380
State	490	669	44	1,943
Deferred
Federal	(4,549)	(8,222)	(99)	(380)
State	(1,234)	(571)	(9)	(47)
Change in valuation allowance	12	362	—	(238)
Change in uncertain tax positions	(34)	(783)	—	1,269
Total income tax provision (benefit)	$(1,443)	$(2,781)	$411	$16,927

iPAYMENT HOLDINGS, INC.
PROVISION FOR INCOME TAXES AND LIABILITIES

		Period From
(Dollars in thousands)	Year Ended December 31, 2012	May 24 through December 31, 2011	Jan 1 through May 23, 2011	Year Ended December 31, 2010
	Successor	Successor	Predecessor	Predecessor
Current:
Federal	$831	$3,288	$283	$14,380
State	260	524	27	1,943
Deferred
Federal	(4,913)	(8,418)	(99)	(380)
State	(1,233)	(583)	(9)	(47)
Change in valuation allowance	12	362	—	(238)
Change in uncertain tax positions	(34)	(783)	—	1,269
Total income tax provision (benefit)	$(5,077)	$(5,610)	$202	$16,927
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
As of December 31, 2012, our total valuation allowance of 1.7 million included $1.0 million of deferred tax assets on state net operating losses and $0.7 million of deferred tax assets on capital loss carryforwards.
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
In the event of a change in control (as defined in the Plan), and subject to any other provisions included in the applicable award agreements, (1)the vesting of service-based options will fully accelerate and (2) all vested options will be automatically cancelled for an amount equal to the consideration per share of Holdings common stock received in the change in control less the applicable exercise price. It is intended that the award agreements for performance-based awards, and service-based phantom units, will set forth the effect of a change in control on those awards. Any accelerated vesting of awards under the Equity Plan is subject to limitation to the extent necessary to prevent the participant from being subject to the excise tax under Section 4999 of the Code.
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
Performance Based Phantom Units

The Company recognized no compensation expense related to performance based phantom units for the year ended December 31, 2012. Achievement of the vesting events would result in 247,106 phantom units vesting. Unrecognized compensation expense related to nonvested performance based phantom units was $8.5 million at December 31, 2012. The Company may be required to adjust compensation cost in the future to the extent that any of the vesting events become probable.
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
12. Related Party Transactions
In November 2010, we entered into a sublease agreement with Fortis Payment Systems, LLC, an ISG owned by an employee of Cambridge Acquisition Sub, LLC, a wholly owned subsidiary of iPayment. The lease agreement extends through 2013, with an option of extending the contract through 2015. The lease agreement provides for minimum annual payments of $60,000 beginning November 2010 for 3 years.
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

17. Supplemental Guarantor Financial Information
On May 6, 2011 the Company issued the 10.25% Notes pursuant to the 10.25% Notes indenture. The 10.25% Notes mature on May 15, 2018. As of December 31, 2012, the 10.25% Notes were fully and unconditionally guaranteed by all of iPayment's subsidiaries. However, the guarantees of iPayment's subsidiaries may be released and iPayment's future subsidiaries may not be required to guarantee the 10.25% Notes upon occurrence of any of the following events, all pursuant to the provisions of the 10.25% Notes Indenture (i) any direct or indirect sale or other disposition of any interest or participation, such as corporate stock, in a guarantor subsidiary, following which such guarantor subsidiary is no longer considered a restricted subsidiary of the Company; (ii) the designation of a guarantor subsidiary as an unrestricted subsidiary by the Company; (iii) the release, discharge or terminations of the guarantee which resulted in the creation of the notes' guarantees as defined by the 10.25% Notes Indenture; and (iv) the legal defeasance of the 10.25% Notes or satisfaction and discharge of the 10.25% Notes Indenture.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the condensed consolidating balance sheets as of December 31, 2012 (Successor) and 2011 (Successor) and the related consolidated statements of comprehensive income (loss) and cash flows for the year ended December 31, 2012 (Successor), the period May 24, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through May 23, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor).

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2012
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$6,571	$1	$—	$—	$6,572
Accounts receivable, net	3,640	29,384	—	—	33,024
Prepaid expenses and other current assets	1,581	1,242	—	—	2,823
Deferred tax assets	1,284	1,062	—	—	2,346
Total current assets	13,076	31,689	—	—	44,765
Restricted cash	250	578	—	—	828
Property and equipment, net	1,843	5,576	—	—	7,419
Intercompany receivable	—	115,878	—	(115,878)	—
Merchant portfolios and other intangible assets, net	66,839	154,649	—	—	221,488
Goodwill	453,631	225,073	—	—	678,704
Deferred tax assets	28,751	—	—	(28,751)	—
Investment in subsidiaries	464,164	—	—	(464,164)	—
Investment in 15.00%/15.00% Notes	21,234	—	—	—	21,234
Other assets, net	20,509	1,422	—	—	21,931
Total assets	$1,070,297	$534,865	$—	$(608,793)	$996,369
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2,797	$4,041	$—	$—	$6,838
Income taxes payable	6,804	—	—	—	6,804
Accrued interest	6,754	—	—	—	6,754
Accrued liabilities and other	7,413	18,021	—	—	25,434
Total current liabilities	23,768	22,062	—	—	45,830
Deferred tax liabilities	—	48,639	—	(28,751)	19,888
Intercompany payable	115,878	—	—	(115,878)	—
Long-term debt	786,061	—	—	—	786,061
Other liabilities	2,222	—	—	—	2,222
Total equity	142,368	464,164	—	(464,164)	142,368
Total liabilities and equity	$1,070,297	$534,865	$—	$(608,793)	$996,369

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2011
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1	$—	$—	$—	$1
Accounts receivable, net	3,851	29,914	—	—	33,765
Prepaid expenses and other current assets	747	1,357	—	—	2,104
Deferred tax assets	1,401	1,587	—	—	2,988
Total current assets	6,000	32,858	—	—	38,858
Restricted cash	—	542	—	—	542
Property and equipment, net	90	5,440	—	—	5,530
Intercompany receivable	—	40,202	—	(40,202)	—
Merchant portfolios and other intangible assets, net	82,269	177,688	—	—	259,957
Goodwill	453,631	215,931	—	—	669,562
Deferred tax assets	6,097	—	—	(6,097)	—
Investment in subsidiaries	421,868	—	—	(421,868)	—
Other assets, net	21,868	1,994	—	—	23,862
Total assets	$991,823	$474,655	$—	$(468,167)	$998,311
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,247	$4,526	$—	$—	$5,773
Income taxes payable	6,650	—	—	—	6,650
Accrued interest	6,750	—	—	—	6,750
Accrued liabilities and other	7,002	14,897	—	—	21,899
Total current liabilities	21,649	19,423	—	—	41,072
Deferred tax liabilities	—	33,364	—	(6,097)	27,267
Intercompany payable	40,202	—	—	(40,202)	—
Long-term debt	774,284	—	—	—	774,284
Other liabilities	1,339	—	—	—	1,339
Total equity	154,349	421,868	—	(421,868)	154,349
Total liabilities and equity	$991,823	$474,655	$—	$(468,167)	$998,311

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	2012
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$132,590	$553,721	$—	$(5,182)	$681,129
Operating expenses:
Interchange	69,067	270,597	—	—	339,664
Other costs of services	40,842	226,936	—	(5,182)	262,596
Selling, general and administrative	8,426	13,458	—	—	21,884
Embezzlement costs	262	2,356	—	—	2,618
Embezzlement recoveries	—	(3,135)	—	—	(3,135)
Total operating expenses	118,597	510,212	—	(5,182)	623,627
Income from operations	13,993	43,509	—	—	57,502
Other expense:
Interest expense, net	64,347	—	—	—	64,347
Other expense (income), net	(1,447)	(378)	—	—	(1,825)
Income (loss) before income taxes	(48,907)	43,887	—	—	(5,020)
Income tax provision (benefit)	(18,343)	16,900	—	—	(1,443)
Equity in subsidiary earnings, net	26,987	—	—	(26,987)	—
Net income (loss)	(3,577)	26,987	—	(26,987)	(3,577)
Unrealized gain on fair value of derivatives, net	—	—	—	—	—
Comprehensive income (loss)	$(3,577)	$26,987	$—	$(26,987)	$(3,577)

	May 24 through December 31, 2011
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$93,014	$338,497	$—	$—	$431,511
Operating expenses:
Interchange	51,563	174,803	—	—	226,366
Other costs of services	28,243	131,947	—	—	160,190
Selling, general and administrative	3,317	7,233	—	—	10,550
Embezzlement costs	—	2,981	—	—	2,981
Embezzlement recoveries	—	—	—	—	—
Total operating expenses	83,123	316,964	—	—	400,087
Income from operations	9,891	21,533	—	—	31,424
Other expense:
Interest expense, net	40,264	15	—	—	40,279
Other expense (income), net	(541)	426	—	—	(115)
Income (loss) before income taxes	(29,832)	21,092	—	—	(8,740)
Income tax provision (benefit)	(9,487)	6,706	—	—	(2,781)
Equity in subsidiaries earnings, net	14,386	—	—	(14,386)	—
Net income (loss)	(5,959)	14,386	—	(14,386)	(5,959)
Unrealized gain on fair value of derivatives, net	—	—	—	—	—
Comprehensive income (loss)	$(5,959)	$14,386	$—	$(14,386)	$(5,959)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	January 1 through May 23, 2011
	Predecessor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$63,116	$213,574	$—	$—	$276,690
Operating expenses:
Interchange	36,764	111,015	—	—	147,779
Other costs of services	22,280	64,850	—	—	87,130
Selling, general and administrative	2,954	3,782	—	—	6,736
Embezzlement costs	—	1,153	—	—	1,153
Embezzlement recoveries	—	—	—	—	—
Total operating expenses	61,998	180,800	—	—	242,798
Income from operations	1,118	32,774	—	—	33,892
Other expense:
Interest expense, net	15,580	(2)	—	—	15,578
Other expense (income), net	18,672	132	—	—	18,804
Income (loss) before income taxes	(33,134)	32,644	—	—	(490)
Income tax provision (benefit)	(12,095)	12,506	—	—	411
Equity in subsidiary earnings, net	20,138	—	—	(20,138)	—
Net income (loss)	(901)	20,138	—	(20,138)	(901)
Unrealized gain on fair value of derivatives, net	—	—	—	—	—
Comprehensive income (loss)	$(901)	$20,138	$—	$(20,138)	$(901)

	2010
	Predecessor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$168,477	$530,711	$—	$(14)	$699,174
Operating expenses:
Interchange	100,039	280,538	—	—	380,577
Other costs of services	51,414	163,528	—	(14)	214,928
Selling, general and administrative	3,992	9,832	—	—	13,824
Embezzlement costs	1,625	1,523	—	—	3,148
Embezzlement recoveries	—	—	—	—	—
Total operating expenses	157,070	455,421	—	(14)	612,477
Income from operations	11,407	75,290	—	—	86,697
Other expense:
Interest expense, net	45,632	30	—	—	45,662
Other expense (income), net	480	578	—	—	1,058
Income (loss) before income taxes	(34,705)	74,682	—	—	39,977
Income tax provision (benefit)	(16,159)	33,086	—	—	16,927
Equity in subsidiary earnings, net	41,596	—	—	(41,596)	—
Net income (loss)	23,050	41,596	—	(41,596)	23,050
Unrealized gain on fair value of derivatives, net	7,475	—	—	—	7,475
Comprehensive income (loss)	$30,525	$41,596	$—	$(41,596)	$30,525

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	2012
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$31,593	$32,024	$—	$—	$63,617
Investing activities:
Change in restricted cash	(250)	(36)	—	—	(286)
Expenditures for property and equipment	(2,008)	(3,974)	—	—	(5,982)
Purchase of 15.00%/15.00% notes	(19,999)	—	—	—	(19,999)
Acquisitions of business and portfolios	(1,323)	(14,766)	—	—	(16,089)
Payments for prepaid residual expenses	—	(13,247)	—	—	(13,247)
Net cash used in investing activities	(23,580)	(32,023)	—	—	(55,603)
Financing activities:
Net borrowings (repayments) on line of credit	19,500	—	—	—	19,500
Repayments of debt	(8,000)	—	—	—	(8,000)
Net dividends to parent company	(10,324)	—	—	—	(10,324)
Proceeds from issuance of long term debt, net	—	—	—	—	—
Debt issuance costs	(2,619)	—	—	—	(2,619)
Net cash used in financing activities	(1,443)	—	—	—	(1,443)
Net increase (decrease) in cash and cash equivalents	6,570	1	—	—	6,571
Cash and cash equivalents, beginning of period	1	—	—	—	1
Cash and cash equivalents, end of period	$6,571	$1	$—	$—	$6,572

	May 24 through December 31, 2011
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$6,822	$17,547	$—		$24,369
Investing activities:
Change in restricted cash	—	14	—	—	14
Expenditures for property and equipment	(848)	(3,226)	—	—	(4,074)
Purchase of 15.00%/15.00% notes	—	—	—	—	—
Acquisitions of business and portfolios	(11,000)	(13,300)	—	—	(24,300)
Payments for prepaid residual expenses	—	(1,035)	—	—	(1,035)
Net cash used in investing activities	(11,848)	(17,547)	—	—	(29,395)
Financing activities:
Net borrowings (repayments) on line of credit	8,000	—	—	—	8,000
Repayments of debt	(14,500)	—	—	—	(14,500)
Net dividends to parent company	(5,456)	—	—	—	(5,456)
Proceeds from issuance of long term debt, net	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Net cash used in financing activities	(11,956)	—	—	—	(11,956)
Net increase (decrease) in cash and cash equivalents	(16,982)	—	—	—	(16,982)
Cash and cash equivalents, beginning of period	16,983	—	—	—	16,983
Cash and cash equivalents, end of period	$1	$—	$—	$—	$1

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	January 1 through May 23, 2011
	Predecessor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$20,627	$1,085	$—	$—	$21,712
Investing activities:
Change in restricted cash	—	—	—	—	—
Expenditures for property and equipment	—	(1,085)	—	—	(1,085)
Purchase of 15.00%/15.00% notes	—	—	—	—	—
Acquisitions of business and portfolios	—	—	—	—	—
Payments for prepaid residual expenses	(539)	—	—	—	(539)
Net cash used in investing activities	(539)	(1,085)	—	—	(1,624)
Financing activities:
Net borrowings (repayments) on line of credit	(15,500)	—	—	—	(15,500)
Repayments of debt	(615,138)	—	—	—	(615,138)
Net dividends to parent company	(135,539)	—	—	—	(135,539)
Proceeds from issuance of long term debt, net	785,125	—	—	—	785,125
Debt issuance costs	(22,054)	—	—	—	(22,054)
Net cash used in financing activities	(3,106)	—	—	—	(3,106)
Net increase (decrease) in cash and cash equivalents	16,982	—	—	—	16,982
Cash and cash equivalents, beginning of period	1	—	—	—	1
Cash and cash equivalents, end of period	$16,983	$—	$—	$—	$16,983

	2010
	Predecessor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$57,763	$2,345	$—	$—	$60,108
Investing activities:
Change in restricted cash	—	124	—	—	124
Expenditures for property and equipment	(188)	(2,455)	—	—	(2,643)
Purchase of 15.00%/15.00% notes	—	—	—	—	—
Acquisitions of business and portfolios	(25,000)	—	—	—	(25,000)
Payments for prepaid residual expenses	(4,676)	(14)	—	—	(4,690)
Net cash used in investing activities	(29,864)	(2,345)	—	—	(32,209)
Financing activities:
Net borrowings (repayments) on line of credit	100	—	—	—	100
Repayments of debt	(27,000)	—	—	—	(27,000)
Net dividends to parent company	(1,000)	—	—	—	(1,000)
Proceeds from issuance of long term debt, net	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Net cash used in financing activities	(27,900)	—	—	—	(27,900)
Net increase (decrease) in cash and cash equivalents	(1)	—	—	—	(1)
Cash and cash equivalents, beginning of period	2	—	—	—	2
Cash and cash equivalents, end of period	$1	$—	$—	$—	$1

18. Subsequent Events
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
Beginning in September 2012, in connection with our internal investigation described above, our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of our disclosure controls and procedures. At that time, the Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2009, 2010 and 2011 due to the material weaknesses in our internal controls over financial reporting described below. In connection with the audit of our consolidated financial statements for 2012, the Board of Directors and management concluded that the previously identified material weaknesses continued to exist as of December 31, 2012. Although we began to implement policies and procedures to address these weaknesses following the audit of our restated consolidated financial statements for 2009, 2010 and 2011, we had not completed this implementation as of December 31, 2012. As a result, the Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.
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
Beginning in September 2012, in connection with our internal investigation described above, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, 2010, and 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. The Board of Directors and management concluded that our internal control over financial reporting was not effective as of December 31, 2009, 2010, and 2011 due to the five material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. As a result, the Board of Directors and management concluded that our internal control over financial reporting was not effective as of December 31, 2012. In connection with the audit of our consolidated financial statements for 2012, the Board of Directors and management concluded that the previously identified material weaknesses continued to exist as of December 31, 2012. Although we began to implement policies and procedures to address these weaknesses following the audit of our restated consolidated financial statements for 2009, 2010 and 2011, we had not completed this implementation as of December 31, 2012. In connection with the audit of our consolidated financial statements for 2012 and our ongoing efforts to address the material weaknesses in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures described in this item, we identified further immaterial embezzlement costs that had previously been accounted for as property and equipment. See Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements.”
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
On November 15, 2012, the board granted 324,074.47 phantom units to Mr. Monaco and 24,305.56 phantom units to each of Mr. Ragona and Mr. Metzler. In determining the size of these grants, the Board considered a variety of factors, including each executive's responsibilities with the Company, whether such executive's performance had met or exceeded the Board's expectations, each executive's anticipated contributions to the Company's growth and performance in the future aligning such executive's performance with the interests of Holdings' stockholders, comparative market compensation factors for like executives at both privately-held and publicly-held companies, such executive's experience, compensation history and tenure with the Company, and retention of such executive. The board did not apply a formulaic process or any specific weight to these factors in granting these equity awards, but applied a subjective process that resulted from the Board's business judgment, which was informed by, among other things, the Board members' experience. With respect to Messrs Monaco and Ragona, these awards were made pursuant to the terms of their employment agreements. Mr. Ragona's employment agreement provides that he would receive equity compensation with a value in a fixed range of $350,000 to $500,000. In the case of Mr Monaco, his employment agreement provides for equity compensation "determined by the Board [which] shall be commensurate with the equity awards granted to other senior executives of the Company." This language was intended to set the minimum level of his equity participation in the Company, as at the time that his employment agreement was entered into the Board had not established the Equity Plan or the pool of equity that would be available to management under the Equity Plan. Mr. Monaco's employment agreement provided that the equity award would occur prior to June 30, 2011. However, the plan design was not finalized until November 2012. This delay could have given rise to a claim that Mr. Monaco could terminate his employment with "good reason," triggering severance obligations, although Mr. Monaco never made such a claim and actively participated in general discussions as to plan design during this period. The Board set an award designed to adequately incentivize Mr. Monaco and retain his services. The Board believed that if Mr. Monaco were to leave the Company it would have been difficult to find a replacement able to perform the full range of duties and responsibilities that Mr. Monaco was performing for the Company at that time. All of these factors were taken into account by the Board in determining the size of Mr. Monaco's award. The Board believes that these awards are sufficient to retain and incentivize these executives in the near future because these awards are comprised of both service-based and performance-based units, which, as described in the Grants of Plan-Based Awards table below, either vest over a four-year period (in the case of service-based units) or upon a change of control or public offering (in the case of performance-based units). ONce vested, these phantom units will be settled on the first to occur of (i) a change in control, (ii) the seventh anniversary of the date of grant, and (iii) the executive's termination of employment. In connection with these grants, Holdings entered into phantom unit agreements with those individuals. The vesting terms of these phantom unit awards are described in the Grants of Plan-Based Awards table below.
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
Report of the Board of Directors
The board has reviewed the Compensation Discussion and Analysis and discussed it with management, and, based on such review and discussions, has determined that the Compensation Discussion and Analysis should be included in this amended Annual Report on Form 10-K/A.
Carl A. Grimstad
Mark S. Monaco
John A. Vickers
Summary Compensation Table
The following table sets forth the compensation for the fiscal years 2012, 2011 and 2010 for our “named executive officers,” who consist of our principal executive officer, principal financial officer, and our other most highly compensated executive officers, for fiscal year 2012:
SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary		Bonus	Stock Awards (2)	All Other Compensation		Total
Carl A. Grimstad	2012	$1,001,605		$775,000	$—	$182,333	(3)(4)(9)	$1,958,938
Chairman, Chief Executive Officer and President	2011	1,000,000		1,000,000		83,500	(3)(4)	2,083,500
	2010	708,000		—		—		708,000
Mark C. Monaco	2012	$602,000		$500,000	$5,595,000	$93,000	(3)(4)(9)	$6,790,000
Executive Vice President, Chief Financial Officer, Treasurer and Director	2011	600,000		300,000		24,000	(3)(4)(9)	924,000
	2010	125,000	(5)	—		—		125,000
Philip J. Ragona	2012	$231,668	(6)	$120,000	$420,000	$42,090	(8)	$813,758
Senior Vice President, General Counsel and Secretary

Kurt C. Metzler Senior Vice President - Strategic Development	2012	$187,692	(7)	$100,000	$420,000	$4,487	(9)	$712,179
Robert S. Torino (1)	2012	$264,738		$—	$—	$47,880	(10)	$312,618
Chief Operating Officer and	2011	316,000		250,000		68,000	(10)	634,000
Executive Vice President	2010	296,000		—		60,000	(10)	356,000

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

(2)
The amounts in this column reflect the aggregate grant date fair value of phantom units awarded. The assumptions used in the valuation of the phantom units are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2012 included in Item 8 of this amended Annual Report on Form 10-K/A. Because the Company recognized no compensation expense related to the performance based phantom units, the table does not include any value for these phantom units; however, unrecognized compensation expense at a maximum level of performance is currently estimated to be $8.5 million.

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

(2)	Represents service-based phantom unit awards granted under the iPayment Holdings, Inc. Equity Incentive Plan

(3)
The amounts in this column reflect the aggregate grant date fair value of phantom units awarded. The assumptions used in the valuation of the phantom units are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2012 included in Item 8 of this amended Annual Report on Form 10-K/A.

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
As discussed in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” which accompanies the financial statements in Item 8 of this report, the Company's internal investigation revealed financial misconduct by certain of the Company’s former officers and employees, along with family members, and through entities controlled by them, and certain of its outside contractors whereby such officers, family members and employees received improper reimbursements and other payments. Such financial misconduct occurred in three principal areas: (i) creation of false obligations to make residual and other payments (which resulted in the Company making such payments in respect of merchant accounts that were not subject to legitimate payment obligations, in certain cases to entities owned or controlled by certain of the Company's former officers and employees or their family members); (ii) overstatement of certain vendor invoices, principally in the information technology area (and subsequent payments from those vendors to certain of the Company's former officers); and (iii) falsification of certain employee expense reimbursements and other payments (resulting in payments to certain of the Company's former officers and employees). The Company believes that the foregoing activities, which generally occurred over a period from the third quarter of 2008 through September 2012, involved a total loss of funds to the Company of approximately $12.1 million.

The Company has entered into cooperation and restitution and/or settlement agreements with the following former executive officers: Robert Torino (former Chief Operating Officer and Executive Vice President of the Company and Chief Operating Officer and Assistant Secretary of Holdings), Nasir Shakouri (former Senior Vice President of Sales and Marketing of the Company), John Hong (former Vice President of Information Technology of the Company), and Bronson Quon (former Vice President and Corporate Controller of the Company). Robert Torino and Nasir Shakouri have agreed to repay, jointly, a total of $7.25 million, $2.55 million of which was paid as of March 29, 2013, and the remainder of which is expected to be repaid by July 1, 2016. John Hong has agreed to repay the Company a total of $550,000, $50,000 of which was paid as of March 29, 2013, and the remainder of which is expected to be repaid by September 2027. Bronson Quon, along with his wife, have agreed to repay the Company a total of $120,000, $42,000 of which was paid by March 29, 2013, and the remainder of which is expected to be repaid by November 2015. Each of the agreements with Robert Torino, Nasir Shakouri, John Hong, and Bronson Quon and his wife, also contains the following provisions: (i) an agreement not to solicit the Company's merchants, agents or employees; (ii) a release of claims against the Company; and (iii) a mutual agreement not to disparage the other party. Each of the agreements with Robert Torino, Nasir Shakouri, and John Hong also includes deeds of trust in favor of the Company on various real properties owned by Messrs Torino, Shakouri, and Hong, securing their outstanding obligaitons under such agreements. In addition, Robert Torino's and Nasir Shakouri's agreements include (i) a covenant by the Company not to commence any civil, administrative or other action against certain third parties; (ii) an agreement to return Company material, property and information ; and (iii) a release of the Company's claims against Robert Torino and Nasir Shakouri, their families, and affiliated entities. The agreements with John Hong and Bronson Quon and his wife, also include (i) an agreement to cooperate with the Company's internal investigation and any future litigation or regulatory inquiries; (ii) an agreement to provide transition services to the Company; and (iii) an agreement by the Company not to commence any action against John Hong, Bronson Quon, their families, or affiliated entities.

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
October 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2013.

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
October 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2013.

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

10.40
Split-Dollar Agreement, dated as of January 28, 2013, between iPayment, Inc. and the Carl A. Grimstad 2013 Insurance Trust I, incorporated by reference to Exhibit 10.40 of iPayment, Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

10.41
Split-Dollar Agreement, dated as of January 28, 2013, between iPayment, Inc. and the Monaco Family Irrevocable Life Insurance Trust, incorporated by reference to Exhibit 10.41 of iPayment, Inc's Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

10.42
Assignment of Life Insurance Policy as Collateral, dated March 4, 2013, by the Carl A. Grimstad 2013 Insurance Trust I, incorporated by reference to Exhibit 10.42 of iPayment, Inc's Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

10.43
Assignment of Life Insurance or Annuity Policy as Collateral Security, dated February 27, 2013, by the Monaco Family Irrevocable Life Insurance Trust, incorporated by reference to Exhibit 10.43 of iPayment, Inc's Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

14.1	Code of Business Conduct and Ethics of iPayment, Inc., incorporated by reference to Exhibit 14.1 of iPayment, Inc's Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

14.2
Code of Ethics for the Chief Executive Officer and senior financial officers of iPayment, Inc., incorporated by reference to Exhibit 14.2 of iPayment, Inc's Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

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

101.INS	XBRL Instance Document, incorporated by reference to Exhibit 21.1 of iPayment, Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

101.SCH	XBRL Taxonomy Extension Schema Document.† ^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.† ^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.† ^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.† ^

†	Filed herewith.

*	Portions of the exhibit omitted and filed separately with the SEC pursuant to a request for confidential treatment.

^
Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.