Form 10-Q
period 2013-09-30
iPayment, Inc.; iPayment Holdings, Inc
filed 2013-11-14
CIK 1140184, 1364652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑

Title of each class	Shares Outstanding at November 14, 2013
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets of iPayment, Inc. and iPayment Holdings, Inc. as of September 30, 2013 (unaudited), and December 31, 2012 (audited)	5

	Unaudited Consolidated Statements of Net and Comprehensive Loss of iPayment, Inc. for the three and nine months ended September 30, 2013 and 2012	6

	Unaudited Consolidated Statements of Net and Comprehensive Loss of iPayment Holdings, Inc. for the three and nine months ended September 30, 2013 and 2012	7

	Unaudited Consolidated Statements of Cash Flows of iPayment, Inc. for the nine months ended September, 2013 and 2012	8

	Unaudited Consolidated Statements of Cash Flows of iPayment Holdings, Inc. for the nine months ended September 30, 2013 and 2012	9

	Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX		38

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
Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the caption “Risk Factors” in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 13, 2013 (our “2012 Annual Report”).
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
(Dollars in thousands)
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,665	$6,572	$1,665	$6,572
Accounts receivable, net of allowance for doubtful accounts of $743 and $883 at September 30, 2013, and December 31, 2012, respectively	23,355	33,024	23,355	33,024
Prepaid expenses and other current assets	8,457	2,823	6,805	2,366
Deferred tax assets	2,568	2,346	2,063	2,411
Total current assets	36,045	44,765	33,888	44,373
Restricted cash	825	828	825	828
Property and equipment, net	7,297	7,419	7,297	7,419
Merchant portfolio and other intangible assets, net of accumulated amortization of $133,484 and $98,969 at September 30, 2013, and December 31, 2012, respectively	197,111	221,488	197,111	221,488
Goodwill	678,704	678,704	679,504	679,504
Investment in 15.00%/15.00% Holdings notes, held to maturity	23,122	21,234	—	—
Other assets, net	24,781	21,931	26,942	24,287
Total assets	$967,885	$996,369	$945,567	$977,899
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,279	$6,838	$5,279	$6,838
Income taxes payable, net	11,395	6,804	4,671	702
Accrued interest	17,252	6,754	24,939	8,785
Accrued liabilities and other	22,497	25,434	22,497	25,434
Total current liabilities	56,423	45,830	57,386	41,759
Deferred tax liabilities, net	30,418	19,888	29,913	19,383
Long-term debt	769,281	786,061	889,050	900,560
Other liabilities	1,234	2,222	1,234	2,222
Total liabilities	857,356	854,001	977,583	963,924
Commitments and contingencies (Note 9)	—	—	—	—
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2013, and December 31, 2012	165,764	165,764	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at September 30, 2013, and December 31, 2012	—	—	45,268	45,268
Additional paid-in capital	7,550	1,920	7,550	1,920
Accumulated deficit	(62,785)	(25,316)	(84,834)	(33,213)
Total stockholder’s equity (deficit)	110,529	142,368	(32,016)	13,975
Total liabilities and stockholder’s equity (deficit)	$967,885	$996,369	$945,567	$977,899
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Revenues	$167,777	$168,550	$497,667	$512,258
Operating expenses:
Interchange	89,952	86,809	262,396	255,669
Other costs of services	60,153	65,222	181,918	199,449
Selling, general and administrative	6,071	5,297	25,793	14,460
Embezzlement costs (recoveries)	(126)	287	(2,903)	2,411
Total operating expenses	156,050	157,615	467,204	471,989
Income from operations	11,727	10,935	30,463	40,269
Other expense:
Interest expense, net	16,411	15,750	47,265	48,589
Other expense (income), net	(154)	(1,475)	2,572	(1,826)
Loss before income taxes	(4,530)	(3,340)	(19,374)	(6,494)
Income tax provision (benefit)	2,454	(1,601)	12,860	(2,835)
Net and Comprehensive loss	$(6,984)	$(1,739)	$(32,234)	$(3,659)
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Revenues	$167,777	$168,550	$497,667	$512,258
Operating expenses:
Interchange	89,952	86,809	262,396	255,669
Other costs of services	60,184	65,265	181,995	199,567
Selling, general and administrative	6,090	5,324	25,840	14,533
Embezzlement costs (recoveries)	(126)	287	(2,903)	2,411
Total operating expenses	156,100	157,685	467,328	472,180
Income from operations	11,677	10,865	30,339	40,078
Other expense:
Interest expense, net	22,527	21,879	66,579	64,766
Other expense (income), net	(154)	(4,703)	2,572	(5,055)
Loss before income taxes	(10,696)	(6,311)	(38,812)	(19,633)
Income tax provision (benefit)	1,833	(449)	12,809	(412)
Net and Comprehensive loss	$(12,529)	$(5,862)	$(51,621)	$(19,221)
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012

Cash flows from operating activities
Net loss	$(32,234)	$(3,659)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	36,363	47,685
Share-based compensation	5,238	—
Noncash interest income and other	(4,331)	2,476
Loss on disposal of property and equipment	603	1,036
Changes in assets and liabilities:
Accounts receivable	9,669	6,224
Prepaid expenses and other current assets	(5,634)	(1,036)
Other assets	176	(794)
Accounts payable and income taxes payable	3,032	(7,986)
Accrued interest	10,498	10,114
Deferred tax liabilities, net	10,308	—
Accrued liabilities and other	(3,925)	2,663
Net cash provided by operating activities	29,763	56,723
Cash flows from investing activities
Change in restricted cash	3	(283)
Expenditures for property and equipment	(2,258)	(5,439)
Acquisitions of businesses and portfolios	(5,582)	(19,025)
Purchase of 15.00%/15.00% Holdings Notes	—	(19,999)
Payments for prepaid residual expenses	(4,598)	(514)
Net cash used in investing activities	(12,435)	(45,260)
Cash flows from financing activities
Net borrowings (repayments) on line of credit	(12,000)	6,500
Repayments of debt	(5,000)	(8,000)
Dividends paid to parent company	(5,235)	(5,235)
Debt issuance costs	—	(1,635)
Net cash used in financing activities	(22,235)	(8,370)
Net increase (decrease) in cash and cash equivalents	(4,907)	3,093
Cash and cash equivalents, beginning of period	6,572	1
Cash and cash equivalents, end of period	$1,665	$3,094
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$498	$2,933
Cash paid during the period for interest	$43,036	$36,295
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012

Cash flows from operating activities
Net loss	$(51,621)	$(19,221)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	36,363	47,685
Share-based compensation	5,238	—
Noncash charges	2,126	8,998
Loss on disposal of property and equipment	603	1,036
Gain on purchase of 15.00%/15.00% Holdings notes	—	(3,860)
Changes in assets and liabilities:
Accounts receivable	9,669	6,224
Prepaid expenses and other current assets	(4,434)	(1,036)
Other assets	1,068	(483)
Accounts payable and income taxes payable	2,409	(5,717)
Accrued interest	16,154	15,080
Deferred tax liabilities, net	10,878	155
Accrued liabilities and other	(3,925)	2,627
Net cash provided by operating activities	24,528	51,488
Cash flows from investing activities
Change in restricted cash	3	(283)
Expenditures for property and equipment	(2,258)	(5,439)
Acquisitions of businesses and portfolios	(5,582)	(19,025)
Payments for prepaid residual expenses	(4,598)	(514)
Net cash used in investing activities	(12,435)	(25,261)
Cash flows from financing activities
Net borrowings (repayments) on line of credit	(12,000)	6,500
Repayments of debt	(5,000)	(8,000)
Purchase of 15.00%/15.00% Holdings notes	—	(19,999)
Debt issuance costs	—	(1,635)
Net cash used in financing activities	(17,000)	(23,134)
Net increase (decrease) in cash and cash equivalents	(4,907)	3,093
Cash and cash equivalents, beginning of period	6,572	1
Cash and cash equivalents, end of period	$1,665	$3,094
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$498	$2,933
Cash paid during the period for interest	$43,036	$41,313
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

We believe the carrying amounts of financial instruments at September 30, 2013 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. At September 30, 2013, the carrying value of the term facility under the Senior Secured Credit Facilities, net of a discount of $1.2 million, was $346.3 million and the carrying value of the revolving facility was $23.0 million. We believe the carrying value of the revolving facility approximates fair value at September 30, 2013, based on its short maturities; and we estimate the fair value of the term facility to be approximately $339.7 million based on consideration of executed trades occurring around September 30, 2013. The carrying value of the 10.25% Notes was $400.0 million as of September 30, 2013. We estimate their fair value to be approximately $308.0 million based on consideration of executed trades occurring around September 30, 2013. The carrying value of the 15.00%/15.00% Notes, net of discount of $0.8 million was $119.8 million as of September 30, 2013. We estimate their fair value to be approximately $90.5 million based on consideration of executed trades occurring around September 30, 2013. The fair value of the Senior Secured Credit Facilities, the 10.25% Notes, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.
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
We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three and nine months ended September 30, 2013, amortization expense related to our merchant processing portfolios and other intangible assets was $10.7 million and $34.5 million, respectively. For the three and nine months ended September 30, 2012, amortization expense related to our merchant processing portfolios and other intangible assets was $14.4 million and $45.6 million, respectively.
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be treated as a change in estimate and accounted for prospectively. There were no related adjustments to amortization expense for the three and nine months ended September 30, 2013 and September 30, 2012.
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
Common Stock
iPayment and Holdings had 100 and 4,875,000 shares of common stock, respectively, issued and outstanding at September 30, 2013. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for Holdings common stock or for the Warrants. No Warrants were exercised as of September 30, 2013.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award, which generally equals the vesting period. For performance-based stock units, we assess the probability of vesting at each reporting period and if the target is not attained, we do not recognize any expense. The performance condition is not considered in determining the grant date fair value. We did not recognize any expense in 2012 or in the three and nine months ended September 30, 2013 for performance-based phantom stock units. We recognized $0.5 million and $5.2 million, respectively, in expenses related to vested service-based phantom stock units for the three and nine months ended September 30, 2013. The Equity Incentive Plan was not put into place until the fourth quarter of 2012; therefore, no expense was recognized for the three and nine months ended September 30, 2012.

(2) Restatement of Consolidated Financial Statements
In August 2012, as disclosed in the Company's Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012 and in the Company's amended 2011 Annual Report on Form 10-K/A filed on January 29, 2013, the Company and Holdings were presented with accusations from one of the Company's employees that certain of the Company's employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company and management conducted an internal investigation of the alleged misconduct. During the course of the Company's investigation, certain executives of the Company and Holdings were terminated or resigned.
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
As disclosed in the Company's 2012 Annual Report, the Company has entered into cooperation and restitution and/or settlement agreements with all the material participants in the misconduct. Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. Of this amount, the Company had collected $3.0 million as of September 30, 2013, including $2.7 million during the nine months ended September 30, 2013. Of the remaining $5.4 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $1.5 million is scheduled to be repaid to the Company by no later than July 1, 2016. There can be no assurance, however, that we will be able to recover all or a material portion of the remaining amounts described above. In addition, on May 1, 2013, the Company recovered $3 million under its crime insurance policy in connection with the misconduct described above.
(3) Acquisitions
There were no material acquisitions of businesses or other assets during the three months ended September 30, 2013.
(4) Other Intangibles
Payments for Prepaid Residual Expenses
We incurred no cost for prepaid residual expenses during the three months ended September 30, 2013 and $4.6 million for prepaid residual expenses during the nine months ended September 30, 2013. We incurred $0.5 million for prepaid residual expenses during the three and nine months ended September 30, 2012.

(5) Long-Term Debt
Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	As of September 30, 2013	As of December 31, 2012	As of September 30, 2013	As of December 31, 2012
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$347,500	$352,500	$347,500	$352,500
Revolving facility	23,000	35,000	23,000	35,000
Discount on Senior Secured Credit Facilities	(1,219)	(1,439)	(1,219)	(1,439)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	120,562	115,409
Discount on 15.00%/15.00% Notes, net of amortization of $373 as of 9/30/2013 and $256 as of 12/31/2012	—	—	(793)	(910)
	769,281	786,061	889,050	900,560
Less: Current portion of long-term debt	—	—	—	—
Total long-term debt	$769,281	$786,061	$889,050	$900,560
The terms of our long-term debt contain various financial and non-financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts thereunder immediately due and payable. We currently do not have available cash or other similar liquid resources available to repay all of our debt obligations if they were to become immediately due and payable. As of September 30, 2013, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.14 to 1.00 compared to the allowed maximum of 4.00 to 1.00. As of September 30, 2013, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.58 to 1.00 compared to the allowed minimum of 1.25 to 1.00.

During the first nine months of 2013, we made net repayments of $5.0 million on the term loan under the Senior Secured Credit Facilities and net repayments of $12.0 million under the revolving facility.
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
At September 30, 2013, iPayment had approximately $346.3 million of term loans outstanding, net of discount of $1.2 million at a weighted average interest rate of 6.75% and $23.0 million of borrowings under its revolving facility at a weighted average interest rate of 5.47%.
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

The 10.25% Notes are fully and unconditionally guaranteed by all of iPayment’s subsidiaries. However, the guarantees of iPayment’s subsidiaries may be released and iPayment’s future subsidiaries may not be required to guarantee the 10.25% Notes upon occurrence of any of the following events, all pursuant to the provisions of the 10.25% Notes Indenture: (i) any direct or indirect sale or other disposition of any interest or participation, such as corporate stock, in a guarantor subsidiary, following which such guarantor subsidiary is no longer considered a restricted subsidiary of the Company; (ii) the designation of a guarantor subsidiary as an unrestricted subsidiary by the Company; (iii) the release, discharge or termination of the guarantee which resulted in the creation of the notes’ guarantees, as defined by the 10.25% Notes Indenture; and (iv) the legal defeasance of the 10.25% Notes or satisfaction and discharge of the 10.25% Notes Indenture.
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
Cash interest and PIK interest each accrue at a rate of 15.00% per annum. If Holdings’ leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of additional PIK interest. For the quarter ended March 31, 2013 we determined that our leverage ratio was 7.31 to 1.00; accordingly, we recognized $1.2 million of additional 2.00% PIK interest during the six months ended June 30, 2013 with respect to the interest period from November 15, 2012 to May 15, 2013. We are obligated to pay additional 2% PIK interest until the next interest payment date on which the Company's leverage ratio is equal to, or less than, 7.25 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date. For the quarter ended September 30, 2013 we determined that our leverage ratio was 7.59 to 1:00; accordingly, we have recognized $0.9 million of additional 2.00% PIK interest during the nine months ended September 30, 2013 with respect to the interest period from May 15, 2013 to November 15, 2013. The 15.00%/15.00% Notes will bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of PIK interest is made. Holdings must elect the form of interest payment with respect to each interest period not later than the beginning of each interest period. In the absence of such an election, Holdings will pay interest according to the election for the previous interest period.
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
The total proceeds from the issuance of the Units were $121.7 million, net of issuance costs of $3.3 million. The valuation resulted in $1.2 million of the gross proceeds being allocated to the Warrants and accordingly, was recorded as a debt discount as of May 23, 2011.
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
iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities of $8.0 million, 10.25% Notes of $7.9 million, and the purchase of Holdings 15.00%/15.00% Notes of $0.9 million, as of September 30, 2013. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $2.2 million and a debt discount related to the Warrants of $0.8 million as of September 30, 2013.
These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.
Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities, the 10.25% Notes and the purchase of Holdings 15.00%/15.00% Notes were $0.7 million, $0.3 million and $0.1 million, respectively, for the three months ended September 30, 2013 and $1.6 million, $1.0 million and $0.4 million, respectively, for the nine months ended September 30, 2013. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2013.
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

(7) Supplemental Guarantor Financial Information
On May 6, 2011 the Company issued the 10.25% Notes pursuant to the 10.25% Notes indenture. The 10.25% Notes mature on May 15, 2018. The 10.25% Notes are fully and unconditionally guaranteed by all of iPayment's subsidiaries. However, the guarantees of iPayment's subsidiaries may be released and iPayment's future subsidiaries may not be required to guarantee the 10.25% Notes upon occurrence of certain events. For further information, see Note 5 to our consolidated financial statements “Long-Term Debt.”
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries the condensed consolidating balance sheets as of September 30, 2013 and 2012 and the related consolidated statements of net and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2013
	(Unaudited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1,664	$1	$—	$—	$1,665
Accounts receivable, net	3,605	19,750	—	—	23,355
Prepaid expenses and other current assets	4,817	3,640	—	—	8,457
Deferred tax assets	1,296	1,272	—	—	2,568
Total current assets	11,382	24,663	—	—	36,045
Restricted cash	250	575	—	—	825
Property and equipment, net	1,550	5,747	—	—	7,297
Intercompany receivable	—	170,555	—	(170,555)	—
Merchant portfolios and other intangible assets, net	62,112	134,999	—	—	197,111
Goodwill	453,631	225,073	—	—	678,704
Deferred tax assets	18,430	—	—	(18,430)	—
Investment in subsidiaries	494,441	—	—	(494,441)	—
Investment in 15.00%/15.00% Notes	23,122	—	—	—	23,122
Other assets, net	23,703	1,078	—	—	24,781
Total assets	$1,088,621	$562,690	$—	$(683,426)	$967,885
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2,674	$2,605	$—	$—	$5,279
Income taxes payable	11,395	—	—	—	11,395
Accrued interest	17,252	—	—	—	17,252
Accrued liabilities and other	5,701	16,796	—	—	22,497
Total current liabilities	37,022	19,401	—	—	56,423
Deferred tax liabilities	—	48,848	—	(18,430)	30,418
Intercompany payable	170,555	—	—	(170,555)	—
Long-term debt	769,281	—	—	—	769,281
Other liabilities	1,234	—	—	—	1,234
Total equity	110,529	494,441	—	(494,441)	110,529
Total liabilities and equity	$1,088,621	$562,690	$—	$(683,426)	$967,885

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2012
	(Audited)
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

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME (LOSS)
	Three Months Ended September 30, 2013
	(Unaudited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$26,366	$141,411	$—	$—	$167,777
Operating expenses:
Interchange	15,675	74,277	—	—	89,952
Other costs of services	8,578	51,575	—	—	60,153
Selling, general and administrative	2,172	3,899	—	—	6,071
Embezzlement recoveries	—	(126)	—	—	(126)
Total operating expenses	26,425	129,625	—	—	156,050
Income (loss) from operations	(59)	11,786	—	—	11,727
Other expense:
Interest expense, net	16,410	1	—	—	16,411
Other expense (income), net	7	(161)	—	—	(154)
Income (loss) before income taxes	(16,476)	11,946	—	—	(4,530)
Income tax provision (benefit)	199	2,255	—	—	2,454
Equity in subsidiary earnings, net	9,691	—	—	(9,691)	—
Net and Comprehensive income (loss)	$(6,984)	$9,691	$—	$(9,691)	$(6,984)

	Three Months Ended September 30, 2012
	(Unaudited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$31,240	$137,310	$—	$—	$168,550
Operating expenses:
Interchange	16,331	70,478	—	—	86,809
Other costs of services	9,678	55,544	—	—	65,222
Selling, general and administrative	1,738	3,559	—	—	5,297
Embezzlement costs	—	287	—	—	287
Total operating expenses	27,747	129,868	—	—	157,615
Income from operations	3,493	7,442	—	—	10,935
Other expense:
Interest expense, net	15,750	—	—	—	15,750
Other expense (income), net	(1,496)	21	—	—	(1,475)
Income (loss) before income taxes	(10,761)	7,421	—	—	(3,340)
Income tax provision (benefit)	(5,159)	3,558	—	—	(1,601)
Equity in subsidiary earnings, net	3,863	—	—	(3,863)	—
Net and Comprehensive income (loss)	$(1,739)	$3,863	$—	$(3,863)	$(1,739)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME (LOSS)
	Nine Months Ended September 30, 2013
	(Unaudited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$79,386	$418,281	$—	$—	$497,667
Operating expenses:
Interchange	45,198	217,198	—	—	262,396
Other costs of services	25,866	156,052	—	—	181,918
Selling, general and administrative	6,520	19,273	—	—	25,793
Embezzlement recoveries	—	(2,903)	—	—	(2,903)
Total operating expenses	77,584	389,620	—	—	467,204
Income from operations	1,802	28,661	—	—	30,463
Other expense:
Interest expense, net	47,264	1	—	—	47,265
Other expense (income), net	2,507	65	—	—	2,572
Income (loss) before income taxes	(47,969)	28,595	—	—	(19,374)
Income tax provision (benefit)	10,586	2,274	—	—	12,860
Equity in subsidiary earnings, net	26,321	—	—	(26,321)	—
Net and Comprehensive income (loss)	$(32,234)	$26,321	$—	$(26,321)	$(32,234)

	Nine Months Ended September 30, 2012
	(Unaudited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$100,389	$411,869	$—	$—	$512,258
Operating expenses:
Interchange	52,463	203,206	—	—	255,669
Other costs of services	29,606	169,843	—	—	199,449
Selling, general and administrative	4,654	9,806	—	—	14,460
Embezzlement costs	55	2,356	—	—	2,411
Total operating expenses	86,778	385,211	—	—	471,989
Income from operations	13,611	26,658	—	—	40,269
Other expense:
Interest expense, net	48,589	—	—	—	48,589
Other expense (income), net	(1,447)	(379)	—	—	(1,826)
Income (loss) before income taxes	(33,531)	27,037	—	—	(6,494)
Income tax provision (benefit)	(14,653)	11,818	—	—	(2,835)
Equity in subsidiary earnings, net	15,219	—	—	(15,219)	—
Net and Comprehensive income (loss)	$(3,659)	$15,219	$—	$(15,219)	$(3,659)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2013
	(Unaudited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$22,242	$7,521	$—	$—	$29,763
Investing activities:
Change in restricted cash	—	3	—	—	3
Expenditures for property and equipment	(46)	(2,212)	—	—	(2,258)
Purchase of 15.00%/15.00% notes	—	—	—	—	—
Acquisitions of business and portfolios	(4,868)	(714)	—	—	(5,582)
Payments for prepaid residual expenses	—	(4,598)	—	—	(4,598)
Net cash used in investing activities	(4,914)	(7,521)	—	—	(12,435)
Financing activities:
Net borrowings (repayments) on line of credit	(12,000)	—	—	—	(12,000)
Repayments of debt	(5,000)	—	—	—	(5,000)
Net dividends to parent company	(5,235)	—	—	—	(5,235)
Proceeds from issuance of long term debt, net	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Net cash used in financing activities	(22,235)	—	—	—	(22,235)
Net increase (decrease) in cash and cash equivalents	(4,907)	—	—	—	(4,907)
Cash and cash equivalents, beginning of period	6,571	1	—	—	6,572
Cash and cash equivalents, end of period	$1,664	$1	$—	$—	$1,665

	Nine Months Ended September 30, 2012
	(Unaudited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$33,743	$22,980	$—	$—	$56,723
Investing activities:
Change in restricted cash	(250)	(33)	—	—	(283)
Expenditures for property and equipment	(2,031)	(3,408)	—	—	(5,439)
Purchase of 15.00%/15.00% notes	(19,999)	—	—	—	(19,999)
Acquisitions of business and portfolios	—	(19,025)	—	—	(19,025)
Payments for prepaid residual expenses	—	(514)	—	—	(514)
Net cash used in investing activities	(22,280)	(22,980)	—	—	(45,260)
Financing activities:
Net borrowings (repayments) on line of credit	6,500	—	—	—	6,500
Repayments of debt	(8,000)	—	—	—	(8,000)
Net dividends to parent company	(5,235)	—	—	—	(5,235)
Debt issuance costs	(1,635)	—	—	—	(1,635)
Net cash used in financing activities	(8,370)	—	—	—	(8,370)
Net increase (decrease) in cash and cash equivalents	3,093	—	—	—	3,093
Cash and cash equivalents, beginning of period	1	—	—	—	1
Cash and cash equivalents, end of period	$3,094	$—	$—	$—	$3,094

(8) Income Taxes
We account for income taxes in interim periods pursuant to the provisions of ASC 740 Income Taxes. Under this method, our provision for or benefit from income taxes is computed at an estimated annual effective tax rate and the effects of any discrete income tax items are recognized in the periods in which they occur.
For iPayment and its consolidated subsidiaries, our effective tax rate for the nine months ended September 30, 2013 was (66.4)% and we recorded a tax expense of $12.9 million on pretax loss of $19.4 million. The inverse effective tax rate was due to the recording of a valuation allowance against our deferred tax assets.

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
For Holdings and its consolidated subsidiaries, our effective tax rate for the nine months ended September 30, 2013 was (33.0)% and we recorded a tax expense of $12.8 million on pretax loss of $38.8 million. The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the recording of the valuation allowance against the Holdings' deferred tax asset related to interest deductibility limitations with respect to Holdings' 15.00%/15.00% Notes, which constitute an "Applicable High Yield Discount Obligation" for U.S. federal income tax purposes.
For the nine months ended September 30, 2013, we accrued less than $0.1 million of interest and penalties related to our uncertain tax positions. As of September 30, 2013, the total amount of our unrecognized tax benefits was $1.9 million. Net of related deferred tax assets, unrecognized tax benefits were $0.7 million to that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $0.4 million. As of September 30, 2013, we do not anticipate a significant change to the total amount of unrecognized tax benefits in the next twelve months.
(9) Commitments and Contingencies
Legal Proceedings
We are party to certain legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Certain of these legal proceedings are discussed in our 2012 Annual Report. While the ultimate outcome of these matters cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, we do not believe that the outcome of any of these claims will have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management's attention. All litigation settlements are recorded within “other expense” on our consolidated statements of operations.
(10) Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The provisions of ASU No. 2013-02 require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. ASU No. 2013-02 was effective for the Company’s interim reporting period beginning on or after January 1, 2013, with prospective application required. There is no impact to the Company's financial statements for the interim period ended September 30, 2013.

(11) Related Party Transactions
None.
(12) Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background of Internal Investigation and Restatement
In August 2012, as disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012, and November 5, 2012 and in the Company's amended 2011 Annual Report on Form 10-K/A filed on January 29, 2013, the Company and Holdings were presented with accusations from one of the Company’s employees that certain of the Company’s employees and outside contractors had engaged in financial misconduct. Following an initial inquiry into these accusations by the Company, the Board of Directors of the Company engaged Debevoise & Plimpton LLP and forensic accountants of Ernst & Young LLP to work with management to conduct an internal investigation of the alleged misconduct. During the course of the Company’s investigation, certain executives of the Company and Holdings were terminated or resigned.
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
Executive Overview
We are a provider of credit and debit card payment processing services to small merchants across the United States. During September 2013, we generated revenue from approximately 154,000 merchants. Of these merchants, approximately 108,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. We market and sell our services through both independent sales groups, or “ISGs,” which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily in our main operating center in Westlake Village, California.
Our strategy is to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume decreased by 2.0% to $16.5 billion for the nine months ended September 30, 2013 from $16.9 billion for the nine months ended September 30, 2012. This decrease in charge volume was due primarily to a lower number of active merchants partially offset by higher transactions per merchant per month for the first nine months of 2013 compared to 2012. Our revenues decreased $14.6 million or 2.8% to $497.7 million in the first nine months of 2013 from $512.3 million in the same period in 2012. The decrease in revenues was due primarily to a decrease in other revenues as a result of a lower number of merchant accounts. Our revenue, net of interchange, decreased 8.3% to $235.3 million for the nine months ended September 30, 2013 from $256.6 million during the same period in 2012. Income from operations decreased 24.4% to $30.5 million for the nine months ended September 30, 2013 from $40.3 million during the same period in 2012. The decline in income from operations was primarily due to lower net revenues and higher selling, general and administrative expense, partially offset by lower other costs of service. Income from operations was impacted by $2.9 million of recoveries related to the embezzlement which were substantially offset by professional services expense related to the restatement and remediation. In addition, income from operations was affected by one-time compensation expense of $4.7 million and phantom stock compensation expense of $4.0 million related to the May 2013 amendments to the Flagship purchase agreement and the employment agreements with the former owners of Flagship and an additional $1.3 million in phantom stock compensation to employees. Excluding these items, income from operations would have been $40.1 million or 7.1% lower than the comparable period in 2012. Loss before income taxes was $19.4 million for iPayment and its consolidated subsidiaries and $38.8 million for Holdings and its consolidated subsidiaries during the nine months ended September 30, 2013, compared to $6.5 million of loss before income taxes for iPayment and its consolidated subsidiaries and $19.6 million of loss before income taxes for Holdings and its consolidated subsidiaries in the same period in 2012.
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
Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At September 30, 2013, and December 31, 2012, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $0.8 million and $1.3 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at September 30, 2013, and December 31, 2012.
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

We have reported a cumulative pretax book loss for the current and two preceding years.  Considering the likelihood of realization of deferred tax assets, we reached the determination that a valuation allowance was appropriate. Management assesses the ability to realize the deferred tax assets based on the criteria of authoritative guidance each reporting period. If future events differ from management’s estimates, the valuation allowance may change in future periods.
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

Results of Operations
Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

	Three months ended September 30,				Change
(Dollars in thousands, except percentages)	2013	% of Total Revenue	2012	% of Total Revenue	Amount	%

Revenues	$167,777	100.0%	$168,550	100.0%	$(773)	(0.5)%
Operating expenses
Interchange	89,952	53.6%	86,809	51.5%	3,143	3.6%
Other costs of services (1)	60,153	35.9%	65,222	38.7%	(5,069)	(7.8)%
Selling, general and administrative (2)	6,071	3.6%	5,297	3.1%	774	14.6%
Embezzlement costs	(126)	(0.1)%	287	0.2%	(413)	(143.9)%
Total operating expenses (3)	156,050	93.0%	157,615	93.5%	(1,565)	(1.0)%
Income from operations	11,727	7.0%	10,935	6.5%	792	7.2%
Other expense
Interest expense, net (4)	16,411	9.8%	15,750	9.3%	661	4.2%
Other expense (income), net	(154)	(0.1)%	(1,475)	(1)%	1,321	(89.6)%
Total other expense (5)	16,257	9.7%	14,275	8.5%	1,982	13.9%
Loss before income taxes (6)	(4,530)	(2.7)%	(3,340)	(2.0)%	(1,190)	35.6%
Income tax provision (benefit) (7)	2,454	1.5%	(1,601)	(0.9)%	4,055	(253.3)%
Net loss (8)	$(6,984)	(4.2)%	$(1,739)	(1.0)%	$(5,245)	301.6%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended September 30, 2013, is $60.2 million.

(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2013, is $6.1 million.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the three months ended September 30, 2013, is $156.1 million.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2013, and September 30, 2012, are $22.5 million and $21.9 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2013, and September 30, 2012, are $22.4 million and $17.2 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended September 30, 2013, and September 30, 2012, are $10.7 million and $6.3 million, respectively.

(7)
Income tax provision of Holdings and its consolidated subsidiaries for the three months ended September 30, 2013, and September 30, 2012, consists of an income tax expense of $1.8 million and a benefit of $0.4 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended September 30, 2013, and September 30, 2012, are $12.5 million and $5.9 million, respectively.
Revenues. Revenues decreased 0.5% to $167.8 million in the third quarter of 2013 from $168.6 million during the same period in 2012. This decrease was driven by slightly lower volume and a lower number of merchants year over year.
Interchange Expenses. Interchange expense was $90.0 million in the third quarter of 2013, compared with $86.8 million for the same period in 2012. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services decreased 7.8% to $60.2 million for iPayment and its consolidated subsidiaries in the third quarter of 2013 as compared to $65.2 million during the same period in 2012. The decrease in other costs of services was primarily due to lower residual expense and a reduction in portfolio amortization and depreciation expense.
Selling, General and Administrative. Selling, general and administrative expenses increased 14.6% to $6.1 million for iPayment and its consolidated subsidiaries in the third quarter of 2013 as compared to $5.3 million during the same period in 2012. $0.2 million of this increase was attributable to phantom stock compensation to employees. Excluding the stock compensation expense and $0.3 million in professional expenses primarily due to the remediation, selling, general and administrative expenses would have increased by 7.4% in the third quarter 2013 compared to the third quarter 2012.
Other Expense. Total other expense increased $2.0 million to $16.3 million for iPayment and its consolidated subsidiaries and increased $5.2 million to $22.4 million for Holdings and its consolidated subsidiaries in the third quarter of 2013, from $14.3 million for iPayment and its consolidated subsidiaries and $17.2 million for Holdings and its consolidated subsidiaries during the same period in 2012. Other expense in the third quarter of 2013 primarily consisted of interest expense. The increase in total other expense was a result of higher interest expense due to the Amendment. Interest expense increased to $16.4 million for iPayment and its consolidated subsidiaries and increased to $22.5 million for Holdings and its consolidated subsidiaries in the third quarter of 2013 from $15.8 million for iPayment and its consolidated subsidiaries and $21.9 million for Holdings and its consolidated subsidiaries in the same period in 2012.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had an income tax expense of $2.5 million and $1.8 million, respectively, during the third quarter of 2013, compared to income tax benefit of $1.6 million and income tax benefit of $0.4 million, respectively, during the same period in 2012.
iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of (54.2)% and (17.1)%, respectively, during the third quarter of 2013, compared to effective tax rates of 47.9% and 7.1%, respectively, during the same period in 2012.
For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the inverse effective tax rate for the nine months ended September 30, 2013 was primarily due to the recording of a valuation allowance against our deferred tax assets.
The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the recording of the valuation allowance against the Holdings' deferred tax assets.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

	Nine months ended September 30,				Change
(Dollars in thousands, except percentages)	2013	% of Total Revenue	2012	% of Total Revenue	Amount	%

Revenues	$497,667	100.0%	$512,258	100.0%	$(14,591)	(2.8)%
Operating expenses
Interchange	262,396	52.7%	255,669	49.9%	6,727	2.6%
Other costs of services (1)	181,918	36.6%	199,449	38.9%	(17,531)	(8.8)%
Selling, general and administrative (2)	25,793	5.2%	14,460	2.8%	11,333	78.4%
Embezzlement costs	(2,903)	(0.6)%	2,411	0.5%	(5,314)	(220.4)%
Total operating expenses (3)	467,204	93.9%	471,989	92.1%	(4,785)	(1.0)%
Income from operations	30,463	6.1%	40,269	7.9%	(9,806)	(24.4)%
Other expense
Interest expense, net (4)	47,265	9.5%	48,589	9.5%	(1,324)	(2.7)%
Other expense (income), net	2,572	0.5%	(1,826)	(0.4)%	4,398	(240.9)%
Total other expense (5)	49,837	10.0%	46,763	9.1%	3,074	6.6%
Loss before income taxes (6)	(19,374)	(3.9)%	(6,494)	(1.3)%	(12,880)	198.3%
Income tax provision (benefit) (7)	12,860	2.6%	(2,835)	(0.6)%	15,695	(553.6)%
Net loss (8)	$(32,234)	(6.5)%	$(3,659)	(0.7)%	$(28,575)	781.0%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2013, is $182.0 million.

(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2013, is $25.8 million.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2013, is $467.3 million.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2013, and September 30, 2012, are $66.6 million and $64.8 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2013, and September 30, 2012, are $69.2 million and $59.7 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2013, and September 30, 2012, are $38.8 million and $19.6 million, respectively.

(7)
Income tax provision of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2013, and September 30, 2012, are an income tax expense of $12.8 million and a benefit of $0.4 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2013, and September 30, 2012, are $51.6 million and $19.2 million, respectively.
Revenues. Revenues decreased 2.8% to $497.7 million in the first nine months of 2013 from $512.3 million during the same period in 2012. This decrease was driven by both lower volume and a lower number of merchants year over year, as well as lower net discount.
Interchange Expenses. Interchange expense was $262.4 million in the first nine months of 2013, compared with $255.7 million for the same period in 2012. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services decreased 8.8% to $181.9 million for iPayment and its consolidated subsidiaries in the first nine months of 2013 as compared to $199.4 million during the same period in 2012. The decrease in other costs of services was primarily due to lower residual expense as a result of residual buyouts and lower volume, as well as a reduction in portfolio amortization expense.
Selling, General and Administrative. Selling, general and administrative expenses increased 78.4% to $25.8 million for iPayment and its consolidated subsidiaries in the first nine months of 2013 as compared to $14.5 million during the same period in 2012. This increase was attributable to compensation expense of $0.9 million and phantom stock compensation expense and non-

recurring charges of $8.2 million related to the May 2013 amendments to the Flagship purchase agreement and the employment agreements with the former owners of Flagship and an additional $0.5 million in phantom stock compensation to employees. Excluding the stock compensation expense, May 2013 amendments to the Flagship purchase agreement and the employment agreements with the former owners of Flagship, and $1.0 million in professional expenses associated with the remediation, selling, general and administrative expenses increased 11.8% in the first nine months of 2013 as compared to the same period in 2012, $15.9 million and $14.2 million respectively.
Other Expense. Total other expense increased $3.1 million to $49.8 million for iPayment and its consolidated subsidiaries and $9.5 million to $69.2 million for Holdings and its consolidated subsidiaries in the first nine months of 2013, from $46.8 million for iPayment and its consolidated subsidiaries and $59.7 million for Holdings and its consolidated subsidiaries during the same period in 2012. Other expense in the first nine months of 2013 primarily consisted of interest expense. Interest expense decreased to $47.3 million for iPayment and its consolidated subsidiaries and increased to $66.6 million for Holdings and its consolidated subsidiaries in the first nine months of 2013 from $48.6 million for iPayment and its consolidated subsidiaries and $64.8 million for Holdings and its consolidated subsidiaries in the same period in 2012.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had an income tax expense of $12.9 million and $12.8 million, respectively, during the first nine months of 2013, compared to income tax benefit of $2.8 million and income tax benefit of $0.4 million, respectively, during the same period in 2012.
iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of (54.2)% and (17.1)%, respectively, during the third quarter of 2013, compared to effective tax rates of 43.7% and 2.1%, respectively, during the same period in 2012.
For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the inverse effective tax rate for the nine months ended September 30, 2013 was primarily due to the recording of a valuation allowance against our deferred tax assets.
The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the recording of the valuation allowance against the Holdings' deferred tax asset related to interest deductibility limitations with respect to Holdings' 15%/15% Notes, which constitute an "Applicable High Yield Discount Obligation" for U.S. federal income tax purposes.
Liquidity and Capital Resources
As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $1.7 million and $6.6 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of September 30, 2013, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $20.4 million compared to a net deficit of $1.1 million as of December 31, 2012. The increase in net deficit resulted primarily from decreases in cash and accounts receivable of $4.9 million and $9.7 million, respectively, increases in income taxes payable and accrued interest of $4.6 million and $10.5 million, respectively, offset by increases in prepaid and other current assets and deferred tax assets of $5.6 million and $0.2 million, respectively, and decreases in accounts payable and accrued liabilities and other of $1.6 million and $2.9 million, respectively.
As of September 30, 2013, Holdings and its consolidated subsidiaries had a net working capital deficit of $23.5 million compared to working capital of $2.6 million as of December 31, 2012. The increase in net deficit resulted primarily from decreases in cash, accounts receivable and deferred tax assets of $4.9 million, $9.7 million and $0.3 million, respectively, increases in income taxes payable and accrued interest of $4.0 million and $16.2 million, respectively, offset by increases in prepaid and other current assets of $4.4 million and decreases in accounts payable and accrued liabilities and other of $1.6 million and $2.9 million, respectively.
We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.
We have significant outstanding long-term debt as of September 30, 2013. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of September 30, 2013, our Senior Secured Leverage Ratio, as defined in the Senior Secured

Credit Facilities, was 3.14 to 1.00 compared to the allowed maximum of 4.00 to 1.00. As of September 30, 2013, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.58 to 1.00 compared to the allowed minimum of 1.25 to 1.00.
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
In addition, the 15.00%/15.00% Notes also include a leverage ratio test with which we must comply or pay additional interest. If Holdings' leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of PIK interest. For the quarter ended March 31, 2013 we determined that Holdings' leverage ratio was 7.31 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date and we were required to pay 2.00% additional PIK interest on May 15, 2013. For the quarter ended September 30, 2013, we determined that Holdings' leverage ratio was 7.59 to 1.00. For further information on the Credit Agreement, see Note 5 to our consolidated financial statements.
Operating activities
Net cash provided by operating activities was $29.8 million for iPayment and its consolidated subsidiaries during the nine months ended September 30, 2013. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $32.2 million adjusted by depreciation and amortization of $36.4 million, share-based compensation of $5.2 million, non-cash interest income and other of $4.3 million, loss on disposal of property and equipment of $0.6 million, and a net favorable change in operating assets and liabilities of $24.1 million. The net favorable change in operating assets and liabilities is primarily due to a decrease in accounts receivable and increases in deferred tax liabilities, income tax payable and interest expense; offset by decreases in accounts payable and accrued liabilities and other, and an increase in prepaid and other current assets.
For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $24.5 million consisted of a net loss of $51.6 million adjusted by depreciation and amortization of $36.4 million, share based compensation of $5.2 million, non-cash interest expense and other of $2.1 million, loss on disposal of property and equipment of $0.6 million, and a net favorable change in operating assets and liabilities of $31.8 million. The net favorable change in operating assets and liabilities is primarily due to a decrease in accounts receivable and increases in deferred tax liabilities, income taxes payable and interest payable; offset by decreases in accounts payable and accrued liabilities and other, and increases in prepaid and other current assets.
Net cash provided by operating activities was $56.7 million for iPayment and its consolidated subsidiaries during the nine months ended September 30, 2012. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of a net loss of $3.7 million adjusted by depreciation and amortization of $47.7 million, non-cash interest income and other of $2.5 million, loss on disposal of property and equipment of $1.0 million, and a net favorable change in operating assets and liabilities of $9.2 million. The net favorable change in operating assets and liabilities is primarily due to a decrease in accounts receivable, an increase in accrued interest and accrued liabilities and other, offset by a decrease in accounts payable and income taxes payable. For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $51.5 million primarily consisted of a net loss of $19.2 million adjusted by depreciation and amortization of $47.7 million, non-cash interest expense and other of $9.0 million, loss on disposal of property and equipment of $1.0 million, gain on purchase of 15.00%/15.00% Holdings Notes of $3.3 million, net of the write-off of unamortized debt issuance costs of $0.6 million, and a net favorable change in operating assets and liabilities of $16.9 million.
Investing activities
Net cash used in investing activities for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries was $12.4 million during the nine months ended September 30, 2013, consisting primarily of $2.3 million of property and equipment expenditures and $10.2 million of acquisitions of portfolios and payments for prepaid residual expenses.
Net cash used in investing activities was $45.3 million for iPayment and its consolidated subsidiaries during the nine months ended September 30, 2012, consisting primarily of $5.4 million of property and equipment expenditures, $19.0 million of acquisitions of businesses and portfolios, $20.0 million for the purchase of Holdings 15.00%/15.00% Notes, and $0.5 million for payments for contract modifications for prepaid residual expenses and other intangible assets.

Net cash used in investing activities was $25.3 million for Holdings and its consolidated subsidiaries during the nine months ended September 30, 2012, consisting primarily of $5.4 million of property and equipment expenditures, $19.0 million of acquisitions of businesses and portfolios, $0.5 million for payments for contract modifications for prepaid residual expenses and other intangible assets.
Financing activities
Net cash used in financing activities for iPayment and its consolidated subsidiaries was $22.2 million during the nine months ended September 30, 2013, consisting of $5.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $12.0 million of net repayments on the revolving facility thereunder and a $5.2 million dividend to Holdings which was used for the payment of interest on the 15.00%/15.00% Notes and directors fees. Net cash used in financing activities for Holdings and its consolidated subsidiaries was $17.0 million during the nine months ended September 30, 2013, consisting of $5.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $12.0 million of borrowings on the revolving facility thereunder.
Net cash used in financing activities for iPayment and its consolidated subsidiaries was $8.4 million during the nine months ended September 30, 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $6.5 million of borrowing on the revolving facility thereunder, $1.6 million of debt issuance costs, and a $5.2 million dividend to Holdings which was used for the $5.2 million interest payment on the debt. Net cash used in financing activities for Holdings and its consolidated subsidiaries was $23.1 million during the nine months ended September 30, 2012, consisting of $8.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $6.5 million of borrowing on the revolving facility thereunder, $20.0 million for the purchase of Holdings 15.00%/15.00% Notes, and $1.6 million of debt issuance costs.
See Note 5 to the consolidated financial statements for further detail regarding the Company's long-term debt.
Contractual Obligations
The following table of our material contractual obligations as of September 30, 2013, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	370,500	—	23,000	347,500	—
10.25% Notes	400,000	—	—	400,000	—
Interest, net of discount and amortization (1)	295,028	66,422	132,596	96,010	—
Operating lease obligations	12,282	2,033	3,474	3,708	3,067
Purchase obligations and other (2)	2,364	927	1,437	—	—
Total contractual obligations	1,080,174	69,382	160,507	847,218	3,067
Contractual Obligations of Holdings	—
15.00%/15.00% Notes(3)	120,562	—	—	—	120,562
Interest(1)(3)	93,312	9,257	31,166	42,311	10,578
Total contractual obligations	213,874	9,257	31,166	42,311	131,140

(1)
Future interest obligations are calculated using current interest rates on existing debt balances as of September 30, 2013, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 5 to the consolidated financial statements.

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
New Accounting Standards
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The provisions of ASU No. 2013-02 require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. ASU No. 2013-02 was effective for the Company’s interim reporting period beginning on or after January 1, 2013, with prospective application required. There is no impact to the Company's financial statements for the interim period ended September 30, 2013.
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
Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of September 30, 2013, we had $370.5 million of loans outstanding under our Senior Secured Credit Facilities, substantially all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of September 30, 2013 of approximately $3.1 million.
We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Beginning in September 2012, in connection with our internal investigation described in Note 2 to our consolidated financial statements, our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of its disclosure controls and procedures. At that time, the Board of Directors and management concluded that our disclosure controls and procedures were not effective as of December 31, 2009, 2010 and 2011 due to the material weaknesses in our internal controls over financial reporting described below.  In connection with the audit of our consolidated financial statements for 2012, we and our independent registered public accounting firm determined that the previously identified material weaknesses continued to exist as of December 31, 2012.  To address these weaknesses we have implemented the necessary controls and have begun to monitor their effectiveness. Although the controls have been implemented, we will need to monitor these controls for effectiveness throughout the remainder of the year in order for management to rely on these controls. As a result, the Board of Directors and management concluded that our disclosure controls and procedures were not effective as of September 30, 2013.
A detailed description of the material weaknesses in our internal controls over financial reporting, and the remediation steps we are taking to address these weaknesses, are set forth in Item 9A, titled “Controls and Procedures,” in our 2012 Annual Report.
Changes in internal control over financial reporting
Except for the ongoing remediation efforts described above, there have not been any changes in our internal controls over financial reporting during the first nine months of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below, there have been no material developments in the legal proceedings described in Item 3 of our 2012 Annual Report taken together with our Quarterly Reports on Form 10-Q filed with the SEC on May 14, 2013 and August 14, 2013.
On August 5, 2013, the Employment Development Department of the State of California (the “EDD”) advised the Company that the prior assessment by the EDD against the Company of approximately $1.4 million, plus an additional $0.1 million for accrued interest billed to the date of the assessment, had been dismissed and released in its entirety, without any liability to the Company. See 2012 Annual Report (Item 3, "Legal Proceedings: California Employment Development Department (“EDD”) Notice of Assessment”).
We are subject to certain other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. For further information, see Note 8 to our consolidated financial statements "Commitments and Contingencies."
Item 1A. Risk Factors
Certain risks associated with our business, our indebtedness, and acquisitions we have made or may make are discussed in our 2012 Annual Report under the heading “Risk Factors” in Item 1A of that report. We do not believe there have been any material changes in these risks during the nine months ended September 30, 2013.
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

iPayment Holdings, Inc.

Date: November 13, 2013	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.

Date: November 13, 2013	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Mark C. Monaco
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