Form 10-K
period 2013-12-31
iPayment, Inc.; iPayment Holdings, Inc
filed 2014-03-28
CIK 1140184, 1364652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was:

iPayment Holdings, Inc.	NONE
iPayment, Inc.	NONE

Title of each class	Shares Outstanding at March 27, 2014
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

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
The forward-looking statements included in this Annual Report are subject to risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those which may be forecast and projected. Under no circumstances should the inclusion of such information in this Annual Report be regarded as a representation, warranty or prediction with respect to the accuracy of the underlying assumptions by us or any other person. Investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results expressed or anticipated in these statements. These factors include, without limitation:

•	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;

•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate;

•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;

•	our and our bank sponsors’ ability to adhere to the standards of the Visa and MasterCard payment card associations;

•	our reliance on third-party processors and service providers;

•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;

•	our ability to pass along increases in interchange costs and other costs to our merchants;

•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;

•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;

•	the impact on our reputation of negative publicity arising from the previously disclosed fraud committed by certain of our former employees;

•	the effects of increased competition, which could adversely impact our financial performance;

•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;

•	the effect of adverse business conditions on our merchants;

•	our ability to adopt technology to meet changing industry and customer needs or trends;

•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;

•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;

•	the impact of seasonality on our operating results;

•	the impact of any failure in our information systems due to factors beyond our control;

•	the impact of any material breaches in the security of our information systems;

•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;

•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;

•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;

•	our ability to successfully defend against various legal proceedings;

•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;

•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and

•	the other factors identified in the section of this Annual Report entitled “Risk Factors.”
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
As more fully described in “Business—Our History” on May 23, 2011, iPayment Investors, L.P. (“iPayment Investors”), which, prior to its merger with Holdings in 2012, was our ultimate parent, and iPayment GP, LLC (“iPayment GP”), the general partner of iPayment Investors, completed the redemption (the “Equity Redemption”) of all of the direct and indirect equity interests in iPayment Investors and iPayment GP of (i) Gregory Daily, iPayment’s former Chairman and Chief Executive Officer, and (ii) the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in iPayment Investors. The Equity Redemption resulted in a change in control and accordingly has been accounted for as a business combination in accordance with ASC 805 “Business Combinations.” As a result of the Equity Redemption, our results of operations, financial position and cash flows prior to the date of the Equity Redemption are presented as the “Predecessor.” The financial effects of the Equity Redemption and our results of operations, financial position and cash flows following the Equity Redemption are presented as the “Successor.” Except as indicated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results provided for the year ended December 31, 2011 refer to the combined results of the Predecessor and Successor entities for such period.
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
Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the internet. During December 2013, we generated revenue from approximately 153,000 merchants. We market and sell our services directly to merchants through our employee sales force, telemarketing, marketing through electronic and social media and through independent sales groups, or “ISGs,” which are non-employee, external sales organizations, as well as through other third parties. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services, primarily in our main operating center in Westlake Village, California.
Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume processed for 2013 was $21.9 billion, slightly lower than the charge volume processed in 2012 of $22.2 billion. Our revenues decreased $14.3 million or 2.1% to $666.8 million in 2013 from $681.1 million in 2012. Our net revenue decreased 9.2% to $265.9 million in 2013 from $292.9 million in 2012. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Net revenues decreased primarily as a result of a lower number of merchants on file and lower net discount in 2013 compared to 2012. A shift in our competitive landscape in 2013 from monthly fee plus discount to a flat rate discount caused an impact to the overall performance of the portfolios. Income from operations decreased 27.3% to $41.8 million during 2013 from $57.5 million during 2012, primarily due to decreased net revenue and an increase in payroll expense related to one-time compensation charges. Loss before income taxes was $24.6 million in 2013, compared to $5.0 million loss before income taxes in 2012 for iPayment and its consolidated subsidiaries. For Holdings and its consolidated subsidiaries, loss before income taxes was $50.9 million in 2013, compared to $23.1 million of loss before income taxes in 2012.
Industry Overview
Significant market opportunity
The use of electronic forms of payment, such as credit and debit cards, by consumers in the United States has increased steadily over the past ten years and is projected by The Nilson Report to continue to increase through at least 2016. The growth is a result of wider merchant acceptance, growth in consumer spending, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, in 2013, merchant locations in the United States generated approximately $4.1 trillion of total purchases using card-based systems compared to approximately $3.8 trillion in 2012. Total purchases in the United States using card-based systems are expected to grow to approximately $6.1 trillion by 2016. As credit and debit card usage increases, we believe that businesses, both large and small, will increasingly require the product and services of merchant acquirers such as iPayment.

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
Services and economics
We enable small merchants to accept credit and debit cards by providing a range of services, which include transaction processing, risk management, fraud detection, merchant assistance and support and chargeback services in connection with disputes with cardholders. For these services, we charge our merchants a discount fee, or the “Merchant Discount,” which is based primarily on a percentage of the dollar amount of each transaction we process. The Merchant Discount may vary based on several other factors, including the type of merchant, the type of card used and whether the transaction process is a swipe transaction or a card-not-present transaction (i.e., over the Internet or by mail, fax or telephone). For example, on average, the Merchant Discount we typically receive for a payment transaction is approximately 2.8% of the dollar amount of the transaction. In 2013, we derived approximately 90% of our revenues from the Merchant Discount that we charge for each transaction, which we believe has contributed to a stable, recurring revenue base.
A payment transaction is initiated when a consumer purchases a product or service at a merchant using his or her card. At the point of sale, the consumer’s credit card information is submitted to our processing vendor, which then communicates with the card-issuing bank through the proper association network (such as Visa or MasterCard) to authorize the transaction. After authorization, we instruct our processing vendor to route funds from the card-issuing bank to our sponsoring bank. Our sponsoring bank, which sponsors us for membership in the Visa, MasterCard or other card association, settles the transaction with the merchant. We pay interchange fees and assessment fees to the card-issuing bank and the credit card association, respectively, which are typically passed through in the Merchant Discount. We believe this structure allows us to maintain an efficient operating structure and enables us to expand our operations without significantly increasing our fixed costs or capital expenditures.

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
We believe our focus on the unique needs of small merchants allows us to develop compelling offerings for our sales channels to market to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service, risk management, charge-back processing, and merchant reporting. Additionally, we offer our sales channels tailored compensation programs and unique technology applications to assist them in the sales process.
We market and sell our services to merchants throughout the United States through various channels, including a network of ISGs, which are non-employee, external sales organizations with which we have contractual relationships and directly to merchants through our employee sales force, partnerships with various associations and agents banks, through the use of electronic and social media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. Our relationships with ISGs are typically mutually non-exclusive, permitting us to establish relationships with multiple ISGs and permitting our groups to enter into relationships with other providers of payment processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. In addition, we believe we offer the ISGs more rapid and consistent review of merchant applications than may be available from other service providers.
As compensation for their referral of merchant accounts, we pay our ISGs an agreed-upon residual, or percentage of the income we derive from the transactions we process from the merchants these ISGs refer to us. The amount of the residuals we pay to our ISGs varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each ISG refers to us. We provide additional incentives to our ISGs, including, from time to time, loans that are secured by and repayable from future compensation that may be earned by the ISGs in respect of the merchants they have referred to us. As of December 31, 2013, we had outstanding loans to ISGs in an aggregate amount of $2.8 million. We may decide to loan additional amounts in the future. The notes representing these loans bear interest in amounts ranging from 10.0% to 13.0% and are due through 2018. We secure these loans by perfecting liens against the ISGs’ assets, including the rights they have to receive residuals and fees generated by the merchants they refer to us, any other accounts receivable and, in certain cases, by obtaining personal guarantees from the individuals who operate the ISGs. With respect to our sales channels which involve salespeople that are company employees, compensation typically includes base salary and commission based on production or attainment of sales goals set by us.
Relationships with Sponsors and Processors
In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. Additionally, we must be registered with Visa and MasterCard as an independent sales organization and with MasterCard as a member service provider.
Sponsoring Banks. We have agreements with various banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo. The initial term of our agreement with Wells Fargo lasts through December 2014 and will thereafter automatically continue indefinitely unless either party provides the other at least six months’ notice of its intent to terminate. Typically, a sponsoring bank may terminate its agreement with us if we materially breach the agreement and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we become subject of a voluntary or involuntary bankruptcy proceeding, or if applicable laws or regulations, including Visa and MasterCard rules and regulations, change to prevent either the applicable bank or us from performing its services under the applicable agreement. From time to time, we may enter into agreements with additional banks. See “Risk Factors—Risk Factors Relating to Our Business—We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.”
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
Our Merchant Base
We serve a large group of merchants in a broad range of business industries. We believe this diversity contributes to a stable revenue base. No single merchant accounted for more than 1% of our aggregate charge volume for 2013. Because of our limited customer concentration, variation in charge volume from any one merchant or industry has a limited effect on our total charge volume and financial results. The following chart shows the primary categories of the merchants we serve based on 2013 charge volume:
Small merchants, such as those served by our Company, have historically paid higher fees per transaction than larger merchants because they are difficult to identify and service, and their businesses are more likely to fail than larger merchants.
Merchant attrition is expected in the payment processing industry in the ordinary course of business; however, we believe the low average transaction volume of the merchants we serve makes them less likely to change providers because of the inconvenience associated with such a transfer. During 2013, we experienced monthly volume attrition ranging from 1.5% to 2.2% of our total annual charge volume on our merchant portfolios. The primary causes of attrition among our small business customers are business failure, competition from other providers of payment processing services, and our proactive closure of merchant accounts for risk related reasons.
Risk Management
As a result of our exposure to potential liability for merchant fraud, chargebacks, and other losses created by our merchant services business, we view our risk management practices as integral to our operations and overall success.

As of December 31, 2013, we had a staff of 24 employees dedicated to risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchant customers and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud, established as a result of our management’s extensive experience with higher risk market segments, has resulted in our development and implementation of highly effective risk management and fraud prevention systems and procedures.
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
Reserves. Some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2013, our total reserve deposits were approximately $28.5 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.
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
Technology
In the course of our operations, we solicit, compile and maintain a large database of information relating to our merchants and their transactions. We place significant emphasis on providing a high level of security in order to protect the information of our merchants and their customers. We have been in compliance with Visa and MasterCard’s security standards since they were first implemented by the Payment Card Industry Security Standards Council in 2006. We have deployed the latest generation of network intrusion detection technology and system monitoring appliances to enhance our level of protection.

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
Segment Information and Geographical Information
We consider our business activities to be in a single reporting segment as we derive approximately 90% of our revenues and results of operations from processing revenues and other fees from electronic payments. During 2013, 2012, and 2011, no single merchant accounted for more than 1% of our revenues. All of our revenue is generated from, and all of our long-lived assets are located in, the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.
Our History
iPayment Technologies, Inc., (“Technologies”) was formed in 1992 as a California corporation. In February 2001, iPayment was formed by the majority stockholders of Technologies under the name iPayment Holdings, Inc., a Tennessee corporation, which acted as a holding company for Technologies and other card processing businesses. In August 2002, iPayment was reincorporated in Delaware under the name iPayment, Inc. and in May 2003 iPayment completed an initial public offering. In May 2006, iPayment became a wholly-owned subsidiary of iPayment Holdings, Inc. in a going private transaction. As of the consummation of the going private transaction, Holdings became a wholly-owned subsidiary of iPayment Investors L.P., a Delaware limited partnership then owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, former Chief Executive Officer Greg Daily, and certain entities and family trusts affiliated with them.
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
Employees
As of December 31, 2013, we employed 422 full-time personnel, including 257 in operations, 124 in sales and administration, 24 in risk management, and 17 in information systems and technology. Many of our employees are highly skilled. We believe our future success will depend in large part on our ability to attract and retain such employees. As of December 31, 2013, none of our employees were represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.
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
We are subject to numerous regulations that affect the electronic payments industry. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with applicable regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties, including fines. We are also subject to U.S. financial services regulations, numerous consumer protection laws, escheat regulations, and privacy and information security regulations, among other laws, rules and regulations. Changes to legal rules and regulations, or the interpretation or enforcement thereof, could have a negative financial effect on the Company. We are also subject to the rules of Visa, MasterCard and various other credit and debit networks. We are subject to the Housing Assistance Tax Act of 2008, which requires information returns to be filed by merchant acquiring entities each calendar year. Interchange fees, which are typically paid by the acquirer to the issuer in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including by regulating and limiting certain debit card fees charged by certain issuer banks and allowing merchants to offer discounts for different payment methods, as well as other measures. This regulation took effect beginning in October 2011. Since October 2011 when the regulations became effective, the Company’s revenues have been reduced as a result of lower interchange fees mandated on regulated debit transactions. Correspondingly, the Company has experienced a reduction in interchange expense. Other potential effects of Dodd-Frank Act, such as merchant card acceptance behavior, competition among merchant acquirers and issuer actions in response to changes in the market place are difficult to verify or estimate.
We are also subject to Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices by all merchants, financial institutions, and all persons engaged in commerce. The Federal Trade Commission ("FTC") is authorized to take action against nonbanks that engage in such unfair or deceptive acts and, to the extent we are processing payments for a merchant engaged in unfair or deceptive acts, we may be subject to action by the FTC.
Regulatory actions such as those described above, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we change how we price our services to customers. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services. Moreover, failure to comply with laws and regulations, even if inadvertent, could damage our business and our reputation. Therefore, these laws and regulations may materially and adversely affect the Company’s business or operations, either directly or indirectly.
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
Charges incurred by us relating to merchant losses were $3.7 million, or 0.6% of revenues in 2013, $3.9 million, or 0.6% of revenues in 2012, and $3.8 million, or 0.5% of revenues in 2011.
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
The initial term of our agreement with Wells Fargo lasts through December 2014 and will thereafter automatically continue indefinitely unless and until either party provides the other at least six months' notice of its intent to terminate. In addition, our sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we become the subject to a voluntary or involuntary bankruptcy proceeding, or if applicable laws or regulations, including Visa and MasterCard rules and regulations, change to prevent either the applicable bank or us from performing services under the applicable agreement. The agreements generally define a material breach as a failure to perform a material obligation under the agreement, specifically any breach of any warranty, representation or covenant or condition or term of the agreement, such as noncompliance with applicable laws, failure to provide relevant documentation as to certain account related data, failure to provide a marketing plan upon request, failure to maintain a transfer account or failure to pay for services. If these sponsorships are terminated and we are unable to secure an alternative bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks, including our agreement with Wells Fargo, provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of ISGs. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we provide assurance that any of our sponsoring banks will not terminate their sponsorship of us in the future or seek to modify their agreement with us in a manner that may adversely affect our ability to process bankcard transactions or otherwise operate our business.
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
Our success depends upon the continued services of our senior management and other key employees, all of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with ISGs, card associations, bank sponsors and other payment processing and service providers. The loss of the services of one or more of our senior managers or other key employees or damage to their reputations and influence within the industry could have a material adverse effect on our business, financial condition and results of operations. As a result of our internal fraud investigation discussed in Note 2 to our consolidated financial statements, “Restatement of Consolidated Financial Statements,” certain of our then senior officers were terminated or resigned in September 2012. We acted expeditiously to replace these officers or to reassign their responsibilities to other employees, and we are not aware of any merchants or agents that have been lost or adversely affected as a result of their departures. However, there can be no assurance that their departures, or the future departures of any of our current senior officers, will not have a material adverse effect on our business, financial condition or results of operations in the future.
Our reputation could be damaged as a result of negative publicity.
We depend upon our reputation to compete for agents, merchants and employees. Unfavorable publicity can damage our reputation and negatively impact our economic performance. For example, the fraud committed by certain of our former employees and contractors as discussed in Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements,” could adversely impact our reputation. While we have made efforts to mitigate this risk by terminating those former employees who were responsible for such fraud, and by implementing new policies, procedures and internal controls, there can be no assurance that unfavorable publicity arising from the foregoing events, or any other potential negative publicity, will not have a material adverse effect on our business.

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
We experience attrition in merchant accounts and merchant charge volume in the ordinary course of business resulting from several factors, including but not limited to, business closures, transfers of merchants’ accounts to our competitors and account “closures” that we initiate due to heightened credit risks relating to, or contract breaches by, a merchant. We target small merchants that generally have a higher rate of business failure than larger businesses. During 2013, we experienced volume attrition ranging from 1.5% to 2.2% per month on our various merchant portfolios. Substantially all of our processing contracts with merchants can be terminated by either party on relatively short notice. Therefore, merchants could close their processing accounts with us and move to other providers with minimal financial liability or cost. In addition, we believe that challenging economic conditions have adversely affected and may continue to adversely affect merchant charge volume, thereby increasing attrition. We cannot accurately predict the level of attrition in the future. Increased attrition in merchant accounts and merchant charge volume may have a material adverse effect on our business, financial condition and results of operations.
Our business could be adversely affected by a challenging economic environment that causes our merchants to experience adverse business conditions, as they may generate fewer transactions for us to process or may become insolvent, thereby increasing our exposure to chargeback liabilities.
We believe that challenging economic conditions in recent years have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans, and any deterioration in economic conditions has the potential to negatively impact consumer confidence and consumer spending. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues.
In addition, in difficult economic environments, the merchants we serve could be subject to a higher rate of business failure which could adversely affect our financial performance. We bear credit risk for chargebacks related to billing disputes between credit or debit card holders and bankrupt merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we may be liable for the full transaction amount of a chargeback.
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
We obtain a substantial amount of our bankcard processing volume from merchants in certain industries. For example, merchants in the fuel and restaurant industries represented 14.4% and 14.3% of our bankcard processing volume, respectively, in 2013. As a result, any adverse economic or other conditions in the fuel and restaurant industries, or other industries in which we obtain a substantial amount of our bankcard processing volume, could negatively affect our business, financial condition and results of operations.
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
Our information systems, and those of our third party providers, may fail due to factors beyond our control, which could interrupt our business, cause us to lose business and increase our costs.
We depend on the efficient and uninterrupted operations of our computer network systems, software and data centers, as well as those of our third party providers. Our systems and operations could be exposed to damage or interruption from fire, natural disasters, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur, and we do not presently have fully redundant systems to help ensure uninterrupted operations. Defects in our or our third party providers' systems, errors or delays in the processing of payment transactions or other difficulties could result in:

•	additional operational and development costs;

•	diversion of technical and other resources;

•	loss of merchants and revenues;

•	loss of merchant and cardholder data;

•	negative publicity;

•	harm to our business or reputation; or

•	exposure to fraud losses or other liability.
Material breaches in the security of our information systems may have a significant effect on our business.
The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operations of our business. We have security, backup and recovery systems in place, as well as a business continuity plan designed to help ensure that our information systems will operate in the event of a breach or power failure. We also have what we believe to be sufficient security around our information systems to prevent unauthorized access to such systems. However, our visibility in the United States’ payment industry may attract hackers to conduct attacks on our systems that could compromise the security of our data. An information breach and theft of confidential information, such as credit or debit card numbers and related information, could subject us to liability, including claims for unauthorized purchases with misappropriated bankcard information, impersonations, or other similar fraud claims, which could result in a significant impact on our business operations, including losing our customers’ confidence (and thus the loss of their business), as well as the imposition of fines and damages.
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
We are involved in various litigation matters. The Company may, from time to time, also be involved in or be the subject of governmental or regulatory agency inquiries or investigations. If the Company is unsuccessful in its defense in the litigation matters, or any other legal proceeding, it may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. For more information about the Company’s legal proceedings, see “Legal Proceedings.”
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our operating results.
Our balance sheet includes goodwill and intangible assets that represent over 90% of our total assets at December 31, 2013. These assets consist primarily of goodwill and identifiable intangible assets associated with our merchant portfolios and acquisitions. We may engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. On at least an annual basis, we assess whether there have been impairments in the carrying value of our goodwill and intangible assets. If the carrying value of these assets is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially adversely affect our results of operations.
In the past, we have identified material weaknesses in our internal controls over financial reporting.
Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements.
The Board of Directors of the Company concluded on November 1, 2012 that material weaknesses in the internal control over financial reporting existed at the Company, and consequently the Board of Directors determined that management’s report on internal control over financial reporting as of December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended, should no longer be relied upon. These material weaknesses led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009, 2010, and 2011 and for the first two quarters of 2012 and the failure of the Company to file on a timely basis its Quarterly Report on Form 10-Q for the interim period ended September 30, 2012. On January 29, 2013, the Company filed its amended Annual Report on Form 10-K/A restating its financial statements for the years ended December 31, 2009, 2010, 2011 and, on January 31, 2013, the Company filed its amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2012 and June 30, 2012. The Company and Holdings have successfully remediated those material weaknesses by, among other things, designing and implementing new procedures and controls throughout the Company and its subsidiaries and by strengthening our accounting department through the addition of new personnel and resources. However, if we fail to maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis. In addition, we would be required to devote significant time and attention to remediating any future material weaknesses and improving our internal controls, and we could incur costs associated with implementing new processes, which could include fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

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
We have a substantial amount of debt which requires significant interest payments. As of December 31, 2013, we had approximately $910.9 million of total debt outstanding, including $785.4 million, net of discount of $1.1 million, of indebtedness under the 10.25% Notes and Senior Secured Credit Facilities and $125.5 million, net of discount of $0.8 million, of indebtedness under the 15.00%/15.00% Notes. Our substantial debt could adversely affect our financial condition and operating results and make it more difficult for us to satisfy our obligations with respect to holders of the Notes.
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

•	limit our ability to make required future payments under our debt agreements, including the indentures governing the Notes and the credit agreement governing the Senior Secured Credit Facilities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to make acquisitions;

•	limit our ability to withstand competitive pressures;

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt than we have;

•	create a perception that we may not continue to support and develop certain products or services;

•	increase our exposure to rising interest rates because a portion of our debt is at variable interest rates; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.
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

All of Holdings’ operations, and some of iPayment’s operations, are conducted at the subsidiary level, which may materially adversely affect our ability to service our debt.
Our principal assets are the equity interests we hold, directly and indirectly, in our subsidiaries. Our subsidiaries are legally distinct from us and have no obligation to pay amounts due on our debt or to make funds available to us for such payment, other than through guarantees of the 10.25% Notes, which may be released under certain circumstances. Because all of Holdings’ operations and some of iPayment’s operations are conducted through our subsidiaries, our ability to service our debt depends upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds, by our subsidiaries to us. Although the Senior Secured Credit Facilities and the indentures governing the Notes limit the ability of our subsidiaries to enter into covenant restrictions on their ability to pay dividends and make other payments to us, these limitations are subject to a number of significant qualifications, including exempting restrictions imposed under the indenture governing the 10.25% Notes and the Senior Secured Credit Facilities. If our subsidiaries do not have sufficient earnings or cannot distribute their earnings or other funds to us, our ability to service our debt may be materially adversely affected.
Payment of principal and interest on the Notes will be effectively subordinated to our secured debt to the extent of the value of the assets securing that debt.
The Notes are not secured. Therefore, the Notes will be effectively subordinated to claims of our secured creditors, and the guarantees of the 10.25% Notes will be effectively subordinated to the claims of the secured creditors of such guarantors. As of December 31, 2013, iPayment had approximately $386.5 million of total secured debt outstanding and $56.0 million of capacity under the revolving portion of the Senior Secured Credit Facilities. iPayment’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and each of iPayment’s existing and future direct and indirect material domestic subsidiaries. Holders of our secured obligations, including obligations under the Senior Secured Credit Facilities, will have claims that are prior to claims of the holders of the Notes with respect to the assets securing those obligations. In the event of a liquidation, dissolution, reorganization, bankruptcy or any similar proceeding, our assets and those of the guarantors of the 10.25% Notes will be available to pay obligations on the Notes and the guarantees of the 10.25% Notes only after holders of our secured debt have been paid in full from the proceeds of the assets securing such debt. Accordingly, there may not be sufficient funds remaining to pay amounts due on all or any of the Notes.
The 10.25% Notes and related guarantees are structurally subordinated to debt of iPayment’s nonguarantor subsidiaries.
As of December 31, 2013, all of iPayment’s subsidiaries were guarantors of the 10.25% Notes. However, under certain circumstances, the guarantees of iPayment’s subsidiaries may be released and iPayment’s future subsidiaries may not be required to guarantee the 10.25% Notes. The 10.25% Notes will be structurally subordinated to all debt and other liabilities and commitments, including trade payables, of iPayment’s subsidiaries that do not guarantee the 10.25% Notes. iPayment relies substantially upon distributions from its subsidiaries to meet its debt obligations, including its obligations with respect to the 10.25% Notes. Any right of the holders of the 10.25% Notes to participate in the assets of a non-guarantor subsidiary upon any liquidation or reorganization of such subsidiary will be subject to the prior claims of the subsidiary’s creditors.
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
Our unrestricted subsidiaries will not be subject to the covenants under the indentures governing the Notes and will not guarantee the 10.25% Notes. As of December 31, 2013, none of our subsidiaries were unrestricted subsidiaries. However, subject to compliance with the covenants contained in the indentures governing the 10.25% Notes, we are permitted to designate one or more of our subsidiaries as unrestricted subsidiaries. If we designate a guarantor of the 10.25% Notes as an unrestricted subsidiary in accordance with the indenture governing the 10.25% Notes, the guarantee of the 10.25% Notes by such guarantor will be released under such indenture. The creditors of the unrestricted subsidiary and its subsidiaries will generally be entitled to payment of their claim from the assets of such unrestricted subsidiary and its subsidiaries before those assets would be available for distribution to us. In addition, our unrestricted subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments in respect of the Notes. Accordingly, we cannot assure you that the cash flow or assets of our unrestricted subsidiaries will be available to pay any of our debt, including the Notes.
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
SEC Investigation
The Company has been informed that the SEC is conducting an investigation into the events that led to the Company's restatement of its 2011, 2010 and 2009 financial statements, and that were disclosed in the Company’s Current Reports on Form 8-K filed on September 12, 2012 and November 5, 2012 and in the Company’s amended Annual Report on Form 10-K/A filed on January 29, 2013. The Company continues to cooperate with the SEC in its investigation.
Proceedings and claims in the ordinary course of business
We also are party to certain other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the ultimate outcome of these other matters cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, we do not believe that the outcome of any of these claims will have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management’s attention. All litigation settlements are recorded within “other expense” on our consolidated statements of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2013, iPayment’s authorized capital stock consisted of 1,000 shares of common stock, $0.01 par value per share, of which 100 shares were issued and outstanding, all of which were owned by Holdings. As of December 31, 2013, Holdings’ authorized capital stock consisted of 8,000,000 shares of common stock, $0.01 par value per share, of which 4,875,000 shares were issued and outstanding, all of which were owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, Harold H. Stream, III and certain entities and family trusts affiliated with Mr. Grimstad or Mr. Stream.
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
In May 2011, iPayment paid a $135.5 million dividend to Holdings in connection with the consummation of the Refinancing and Holdings paid a $257.3 million dividend to iPayment Investors, then the parent of Holdings, in connection with the consummation of the Refinancing. In September 2011, iPayment declared another dividend in the amount of $0.4 million to Holdings for other operating costs with which iPayment Investors subsequently settled $0.4 million of the outstanding intercompany receivable at that time. On August 28, 2012, iPayment Investors merged with and into Holdings, with Holdings as the surviving entity.
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

	iPAYMENT, INC.
			Period From
(Dollars in thousands, unless otherwise indicated)	Year Ended December 31, 2013 Successor	Year Ended December 31, 2012 Successor	May 24 through December 31, 2011 Successor	January 1 through May 23, 2011 Predecessor	Year Ended December 31, 2010 Predecessor	Year Ended December 31, 2009 Predecessor
Statement of Operations Data:
Revenues	$666,847	$681,129	$431,511	$276,690	$699,174	$717,928
Operating expenses:
Interchange	351,341	339,664	226,366	147,779	380,577	397,530
Other costs of services	241,911	262,596	160,190	87,130	214,928	227,720
Selling, general and administrative	36,921	21,884	10,550	6,736	13,824	20,280
Embezzlement costs	—	2,618	2,981	1,153	3,148	951
Embezzlement recoveries	(5,132)	(3,135)	—	—	—	—
Total operating expenses	625,041	623,627	400,087	242,798	612,477	646,481
Income from operations	41,806	57,502	31,424	33,892	86,697	71,447
Other income (expenses):
Interest expense, net(1)	63,830	64,347	40,279	15,578	45,662	46,488
Other	2,594	(1,825)	(115)	18,804	1,058	1,245
Total other expense(2)	66,424	62,522	40,164	34,382	46,720	47,733
Income (loss) before income taxes(3)	(24,618)	(5,020)	(8,740)	(490)	39,977	23,714
Income tax provision (benefit)(4)	9,651	(1,443)	(2,781)	411	16,927	8,503
Net income (loss)(5)	(34,269)	(3,577)	(5,959)	(901)	23,050	15,211
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	(3,588)
Net income (loss) attributable to iPayment, Inc.	$(34,269)	$(3,577)	$(5,959)	$(901)	$23,050	$11,623
Balance Sheet Data (as of period end) (in thousands):
Cash and cash equivalents	8,005	6,572	1	N/A	1	2
Working capital (deficit)	(3,574)	(1,065)	(2,214)	N/A	(10,097)	(7,108)
Total assets(6)	960,602	996,369	998,311	N/A	735,486	745,003
Total long - term debt including current portion(7)	785,357	786,061	774,284	N/A	624,967	651,519
Stockholders’ equity(8)	103,432	142,368	154,349	N/A	71,967	42,442
Financial and Other Data:
Charge volume (in millions) (unaudited)(9)	$21,886	22,200	13,928	8,733	22,653	23,526
Capital expenditures	3,489	5,982	5,349	1,292	2,643	2,302

(1)	Net interest expense of Holdings and its consolidated subsidiaries were $89.9 million and $85.4 million for the years ended December 31, 2013 and 2012 respectively.

(2)	Total other expense of Holdings and its consolidated subsidiaries were $92.5 million and $80.4 million for the years ended December 31, 2013 and 2012 respectively.

(3)	Loss before income taxes of Holdings and its consolidated subsidiaries were $50.9 million and $23.1 million for the years ended December 31, 2013 and 2012 respectively.

(4)	Holdings and its consolidated subsidiaries recorded income tax expense (benefit) of $7.7 million and $(5.1) million for the years ended December 31, 2013 and 2012 respectively.

(5)	Net loss of Holdings and its consolidated subsidiaries were $58.6 million and $18.0 million for the years ended December 31, 2013 and 2012 respectively.

(6)	Total assets of Holdings and its consolidated subsidiaries were $940.9 million and $977.9 million as of December 31, 2013 and 2012 respectively.

(7)	Total long-term debt including current portion of Holdings and its consolidated subsidiaries were $910.9 million and $900.6 million as of December 31, 2013 and 2012 respectively.

(8)	Stockholders’ equity (deficit) of Holdings and its consolidated subsidiaries were $(38.5) million and $14.0 million as of December 31, 2013 and 2012 respectively.

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
Executive overview
We are a provider of credit and debit card payment processing services to small merchants across the United States. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. During December 2013, we generated revenue from approximately 153,000 merchants. Of these merchants, approximately 105,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. We market and sell our services through independent sales groups, or “ISGs,” which are non-employee, external sales organizations, an employee sales force, telesales, marketing directly to merchants using electronic media, and other third party resellers of our products and services. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily at our main operating facility in Westlake Village, California.
Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume processed for 2013 was $21.9 billion, slightly lower than the charge volume processed in 2012 of $22.2 billion. This decrease in charge volume was due primarily to a lower number of active merchants. Our revenues decreased $14.3 million or 2.1% to $666.8 million in 2013 from $681.1 million in 2012. This decrease in revenues was due primarily to a decrease in other revenues as a result of a lower number of merchant accounts. Our net revenue decreased 9.2% to $265.9 million in 2013 from $292.9 million in 2012. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Income from operations decreased 27.3% to $41.8 million during 2013 from $57.5 million during 2012. Income from operations was impacted by $5.1 million recoveries related to the embezzlement which were partially offset by professional services expense related to the restatement and remediation. In addition, income from operations was affected by an impairment charge of related trade name intangibles of $5.0 million, one-time compensation expense of $5.1 million and phantom stock compensation expense of $4.0 million related to the May 2013 amendments to the Flagship purchase agreement and the employment agreements with the former owners of Flagship and an additional $1.8 million in phantom stock compensation to employees. Excluding these items, income from operations in 2013 would have been $55.3 million or 11.8% lower than the comparable period in 2012. Loss before income taxes was $24.6 million in 2013, compared to $5.0 million loss before income taxes in 2012 for iPayment and its consolidated subsidiaries. For Holdings and its consolidated subsidiaries loss before income taxes was $50.9 million in 2013, compared to $23.1 million of loss before income taxes in 2012.

Acquisitions
Since our inception, we have expanded our card-based payment processing services through the acquisition of businesses, significant portfolios and several smaller portfolios of merchant accounts. These acquisitions have significantly impacted our revenues, results of operations, and financial condition. Primarily due to these acquisitions, our merchant portfolio base increased from approximately 56,000 active small merchants on January 1, 2003, to approximately 105,000 on December 31, 2013. In addition, primarily due to these acquisitions, our revenues grew from $226.1 million in 2003 to $666.8 million in 2013.
Please see Note 5 to our consolidated financial statements for further information on our acquisitions since 2011.
We accounted for all such acquisitions under the purchase method. For acquisitions of a business, we allocate the purchase price based in part on valuations of the assets acquired and liabilities assumed. For acquisitions of merchant portfolios, or the rights to receive residual payments related thereto, we allocate the purchase price to intangible assets. For companies with modest growth prospects, our purchase prices primarily reflect the value of merchant portfolios, which are classified as amortizable intangible assets. Acquisition targets we identified as having entrepreneurial management teams, efficient operating platforms, or proven distribution capabilities, all of which contribute to higher growth prospects, commanded purchase prices in excess of their merchant portfolio values. Consequently, purchase price allocations for these targets may reflect a greater proportion of goodwill.

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
Based on the analysis we performed during the fourth quarter of 2013, we concluded that our "iPayment Inc." trade name was impaired by $5.0 million and recognized the charge in the year ended December 31, 2013.
Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. During 2013, we experienced monthly volume attrition ranging from 1.5% to 2.2% of our total charge volume on our various merchant portfolios. We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years.
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
Generally, where we have ultimate responsibility for the merchant, as evidenced by our liability for merchant losses or credit risk, or portability with respect to such merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant pursuant to ASC 605. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from bank portfolios where we do not have liability for merchant losses or credit risk or rights of portability, such as certain bank portfolios we acquired from FDMS and certain of our other portfolios, are reported net of interchange, as required by ASC 605.
The most significant component of operating expenses is interchange fees, which are amounts we pay to the card issuing banks. Interchange fees are primarily based on transaction processing volume, except in the case of regulated debit transactions, where they are based primarily on a per transaction basis and are recognized at the time transactions are processed.
Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our sales partners based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, bonuses and commissions to our sales employees, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense which is primarily recognized using an accelerated method over a 15-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.
Selling, general and administrative expenses consist primarily of salaries and wages, as well as other general administrative expenses such as marketing expenses and professional fees.
Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. In those cases, in which the dispute is resolved in the cardholder’s favor and against the merchant, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. Our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.3 million at December 31, 2013 and 2012, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at December 31, 2013.
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

Components of Revenues and Expenses
For a description of the components of our revenue and expenses, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Revenue and Cost Recognition."
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

Results of Operations
Years ended December 31, 2013 and 2012

	iPAYMENT, INC.
					Change
(Dollars in thousands, except percentages)	2013	% of Total Revenue	2012	% of Total Revenue	Amount	%
Revenues	$666,847	100.0%	$681,129	100.0%	$(14,282)	(2.1)%
Operating expenses:
Interchange	351,341	52.7	339,664	49.9	11,677	3.4
Other costs of services	241,911	36.3	262,596	38.6	(20,685)	(7.9)
Selling, general and administrative	36,921	5.5	21,884	3.2	15,037	68.7
Embezzlement costs	—	—	2,618	0.4	(2,618)	(100.0)
Embezzlement recoveries	(5,132)	(0.8)	(3,135)	(0.5)	(1,997)	63.7
Total operating expenses	625,041	93.7	623,627	91.6	1,414	0.2
Income from operations	41,806	6.3	57,502	8.4	(15,696)	(27.3)
Other expense:
Interest expense, net (1)	63,830	9.6	64,347	9.4	(517)	(0.8)
Other expense (income), net (2)	2,594	0.4	(1,825)	(0.3)	4,419	(242.1)
Total other expense (3)	66,424	10.0	62,522	9.1	3,902	6.2
Loss before income taxes (4)	(24,618)	(3.7)	(5,020)	(0.7)	(19,598)	390.4
Income tax expense (benefit) (5)	9,651	1.4	(1,443)	(0.2)	11,094	(768.8)
Net loss (6)	$(34,269)	(5.1)%	$(3,577)	(0.5)%	$(30,692)	858.0%

(1)	Net interest expense of Holdings and its consolidated subsidiaries were $89.9 million and $85.4 million for the years ended December 31, 2013 and 2012 respectively.

(2)	Net other expense (income) of Holdings and its consolidated subsidiaries were $2.6 million and $(5.1) million for the years ended December 31, 2013 and 2012 respectively.

(3)	Total other expense of Holdings and its consolidated subsidiaries were $92.5 million and $80.4 million for the years ended December 31, 2013 and 2012 respectively.

(4)	Loss before income taxes of Holdings and its consolidated subsidiaries were $50.9 million and $23.1 million for the years ended December 31, 2013 and 2012 respectively.

(5)	Income tax expense (benefit) of Holdings and its consolidated subsidiaries were $7.7 million and $(5.1) million for the years ended December 31, 2013 and 2012 respectively.

(6)	Net loss of Holdings and its consolidated subsidiaries were $58.6 million and $18.0 million for the years ended December 31, 2013 and 2012 respectively.
Revenues. Revenues decreased 2.1% to $666.8 million in 2013 from $681.1 million in 2012. The decrease in revenues was largely due to lower other revenues partially offset by higher processing revenues. Our charge volume in 2013, which represents the total value of transactions processed, was $21.9 billion compared to $22.2 billion in 2012.
Interchange Expenses. Interchange expenses increased 3.4% to $351.3 million in 2013 from $339.7 million in 2012. Interchange expenses increased due to an increase in the average interchange rate as a percentage of charge volume.
Other Costs of Services. Other costs of services decreased 7.9% to $241.9 million in 2013 from $262.6 million in 2012. The decrease in other costs of services was primarily due to a decrease of $13.0 million in depreciation and amortization expenses and $8.9 million in residual expense, offset by an increase of $2.3 million in sales expenses and expenses associated with personnel.
Selling, General and Administrative. Selling, general and administrative expenses increased 68.7% to $36.9 million in 2013 from $21.9 million in 2012. This increase is primarily due to $9.1 million of one-time compensation expense related to the Flagship transaction as well as $5.0 million of loss on trade name impairment as a result of our annual review.
Other Expense. Total other expense increased 6.2% to $66.4 million for iPayment and its consolidated subsidiaries in 2013 from $62.5 million in 2012.

Total other expense increased $12.2 million to $92.5 million for Holdings and its consolidated subsidiaries in 2013 from $80.4 million in 2012. Total other expense consists primarily of interest expense related to the Company’s debt obligations.
Interest expense decreased to $63.8 million for iPayment and its consolidated subsidiaries and increased to $89.9 million for Holdings and its consolidated subsidiaries in 2013 from $64.3 million for iPayment and its consolidated subsidiaries and $85.4 million for Holdings and its consolidated subsidiaries in 2012. The decrease for iPayment and its consolidated subsidiaries was largely due to amortization of debt discount and issuance costs. The increase for Holdings and its consolidated subsidiaries was largely due to higher weighted average interest rates. An additional 2.0% interest expense increase was triggered during the first quarter of 2013, as discussed in Note 8 to our consolidated financial statements.
Income Tax. We recognized an income tax expense of $9.7 million and $7.7 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2013, as compared to an income tax benefit of $1.4 million and $5.1 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2012. The change was primarily due to the recording of a valuation allowance against our deferred tax asset. iPayment and its consolidated subsidiaries’ effective income tax rate increased to 38.5% for 2013, compared to 28.7% for 2012. The inverse effective tax rate in 2013 is the result of the recording of a valuation allowance against all the deferred tax assets. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 15.0% for 2013, compared to 21.9% for 2012, as a result of the aforementioned item as well as the permanent disallowance of a portion of interest accrued on the 15.00%/15.00% Notes which are considered “Applicable High Yield Discount Obligations” for tax purposes.

Years ended December 31, 2012 and 2011

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have presented the results of operations separately for the period from January 1, 2011 to May 23, 2011 (“Predecessor”) and the period from May 24, 2011 through December 31, 2011 (“Successor”). When we provide combined changes in operating results, these combined results (i) have not been prepared on a pro forma basis as if the Equity Redemption occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Equity Redemption, and (iii) maybe not be predictive of future results of operations. We believe this approach provides the most meaningful basis for the analysis and discussion of our results.

	iPAYMENT, INC.
(Dollars in thousands, except percentages)	2012	% of Total Revenue	May 24 through December 31, 2011	% of Total Revenue	January 1 through May 23, 2011	% of Total Revenue	Combined 2011 vs 2012 Change (1)	Change % (1)
	Successor		Successor		Predecessor
Revenues	$681,129	100.0%	$431,511	100.0%	$276,690	100.0%	$(27,072)	(3.8)%
Operating expenses:
Interchange	339,664	49.9	226,366	52.5	147,779	53.4	(34,481)	(9.2)
Other costs of services	262,596	38.6	160,190	37.1	87,130	31.5	15,276	6.2
Selling, general and administrative	21,884	3.2	10,550	2.4	6,736	2.4	4,598	26.6
Embezzlement costs	2,618	0.4	2,981	0.7	1,153	0.4	(1,516)	(36.7)
Embezzlement recoveries	(3,135)	(0.5)	—	—	—	—	(3,135)	—
Total operating expenses	623,627	91.6	400,087	92.7	242,798	87.7	(19,258)	(3.0)
Income from operations	57,502	8.4	31,424	7.3	33,892	12.3	(7,814)	(12.0)
Other expense:
Interest expense, net (2)	64,347	9.4	40,279	9.3	15,578	5.6	8,490	15.2
Other expense, net (3)	(1,825)	(0.3)	(115)	—	18,804	6.8	(20,514)	(109.8)
Total other expense (4)	62,522	9.1	40,164	9.3	34,382	12.4	(12,024)	(16.1)
Income (loss) before income taxes (5)	(5,020)	(0.7)	(8,740)	(2.0)	(490)	(0.1)	4,210	(45.6)
Income tax provision (benefit) (6)	(1,443)	(0.2)	(2,781)	(0.6)	411	0.1	927	(39.1)
Net loss (7)	$(3,577)	(0.5)%	$(5,959)	(1.4)%	$(901)	(0.2)%	$3,283	(47.9)%

(1)	Represents changes in amount and percentages between the years ended December 31, 2011 (Successor and Predecessor combined) and the year ended December 31, 2012.

(2)
Net interest expense of Holdings and its consolidated subsidiaries were $85.4 million and $68.4 million, for the years ended December 31, 2012 and 2011 respectively ($51.9 million in the Successor period and $16.5 million in the Predecessor period in 2011).

(3)
Net other expense of Holdings and its consolidated subsidiaries were $5.1 million and $18.7 million, for the years ended December 31, 2012 and 2011 respectively ($0.1 million of other income in the Successor period and $18.8 million of other expense in the Predecessor period in 2011).

(4)
Total other expense of Holdings and its consolidated subsidiaries were $80.4 million and $87.1 million, for the years ended December 31, 2012 and 2011 respectively ($51.8 million in the Successor period and $35.3 million in the Predecessor period in 2011).

(5)
Loss before income taxes of Holdings and its consolidated subsidiaries were $23.1 million and $21.8 million, for the years ended December 31, 2012 and 2011 respectively ($20.4 million in the Successor period and $1.4 million in the Predecessor period in 2011).

(6)
Income tax benefit of Holdings and its consolidated subsidiaries were $5.1 million and $5.4 million, for the years ended December 31, 2012 and 2011 respectively ($5.6 million in the Successor period and $0.2 million of tax expense in the Predecessor period in 2011).

(7)
Net loss of Holdings and its consolidated subsidiaries were $18.0 million and $16.4 million, for the years ended December 31, 2012 and 2011 respectively ($14.8 million in the Successor period and $1.6 million in the Predecessor period in 2011).

Revenues. Revenues decreased 3.8% to $681.1 million in 2012 from $431.5 million in the Successor period and $276.7 million in the Predecessor period (totaling $708.2 million in 2011). The decrease in revenues was largely due to the impact of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on debit interchange fees and the decrease in processing volume. Our charge volume in 2012, which represents the total value of transactions processed, was $22.2 billion compared to $13.9 billion in the Successor period and $8.7 billion in the Predecessor period (totaling $22.7 billion in 2011).
Interchange Expenses. Interchange expenses decreased 9.2% to $339.7 million in 2012 from $226.4 million in the Successor period and $147.8 million in the Predecessor period (totaling $374.1 million in 2011). Interchange expenses decreased due to a reduction in the average interchange rate as a percentage of charge volume, driven in large part by the impact from the Durbin Amendment that became effective on October 1, 2011.
Other Costs of Services. Other costs of services increased 6.2% to $262.6 million in 2012 from $160.2 million in the Successor period and $87.1 million in the Predecessor period (totaling $247.3 million in 2011). The increase in other costs of services was primarily due to higher sales expenses, network fees related to the increased charge volume as well as increased depreciation and amortization of $15.3 million as a result of the recapitalization in May 2011.
Selling, General and Administrative. Selling, general and administrative expenses increased 26.6% to $21.9 million in 2012 from $10.6 million in the Successor period and $6.7 million in the Predecessor period (totaling $17.3 million in 2011). The increase is due to professional services related to our internal investigation and restatement of prior period financial statements and higher compensation expenses. The total recognized in 2012 related to our internal investigation and the restatement of prior period financial statements was $3.4 million.
Other Expense. Total other expense decreased 16.1% to $62.5 million for iPayment and its consolidated subsidiaries in 2012 from $40.1 million in the Successor period and $34.4 million in the Predecessor period (totaling $74.5 million in 2011).
Total other expense decreased $6.8 million to $80.4 million for Holdings and its consolidated subsidiaries in 2012 from $51.8 million in the Successor period and $35.3 million in the Predecessor period (totaling $87.1 million in 2011). Other expense in 2011 primarily consisted of $18.7 million of expenses related to the Refinancing and the Equity Redemption which occurred in 2011, partially offset by an increase in interest expense. Total other expense consists primarily of interest expense related to the Company's debt obligations.
Interest expense increased to $64.3 million for iPayment and its consolidated subsidiaries and $85.4 million for Holdings and its subsidiaries in 2012 from $40.3 million in the Successor period and $15.6 million in the Predecessor period (totaling $55.9 million) for iPayment and its consolidated subsidiaries and $51.9 million in the Successor period and $16.5 million in the Predecessor period (totaling $68.4 million in 2011) for Holdings and its consolidated subsidiaries in 2011, largely due to a higher average debt balance as a result of the Refinancing as well as higher weighted average interest rates.
Income Tax. We recognized an income tax benefit of $1.4 million and $5.1 million for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2012, as compared to an income tax benefit of $2.8 million in the Successor period and an income tax expense of $0.4 million in the Predecessor period (totaling $2.4 million in 2011) and $5.6 million in the Successor period and $0.2 million of tax expense in the Predecessor period (totaling $5.4 million in 2011) for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, respectively, for the year ended December 31, 2011. The change was primarily due to the changes in pre-tax income and increases in permanent tax differences. iPayment and its consolidated subsidiaries’ effective income tax rate increased to 28.7% for 2012, compared to 25.7% for 2011, as a result of state income taxes, adjustments to deferred tax liabilities and changes in unrecognized tax benefits. Holdings and its consolidated subsidiaries’ effective income tax rate decreased to 21.9% for 2012, compared to 24.8% for 2011, as a result of the aforementioned items as well as the permanent disallowance of a portion of interest accrued on the 15.00%/15.00% Notes which are considered “Applicable High Yield Discount Obligations” for tax purposes.
Cooperation and Restitution and/or Settlement Agreements
As described in Note 2 to our consolidated financial statements, in August 2012 the Company and Holdings were presented with accusations from one of the Company's employees that certain of the Company's employees and outside contractors had engaged in financial misconduct. The Company's internal investigation revealed financial misconduct by certain former officers and employees of the Company and certain of its outside contractors.
The Company has entered into cooperation and restitution and/or settlement agreements with all of the material participants in the misconduct including those former executive officers and other related persons as described in "Item 13 Certain

Relationships and Related Transactions, and Director Independence." Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and collectively, to repay the Company $8.4 million. Of this amount, the Company had collected $5.4 million as of March 27, 2014. Of the remaining $3.0 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $1.8 million is expected to be paid no later than July 1, 2016. There can be no assurance, however that we will be able to recover all or a material portion of the remaining amounts described above.

Liquidity and Capital Resources
As of December 31, 2013 and 2012, we had cash and cash equivalents of $8.0 million and $6.6 million, respectively. As of December 31, 2013, iPayment and its consolidated subsidiaries had working deficit (current liabilities in excess of current assets) of $3.6 million compared to a working deficit of $1.1 million as of December 31, 2012. The increase in working deficit is primarily due to decreases in accounts receivable and current deferred tax assets of $5.5 million and $2.3 million, respectively, and an increase in current deferred tax liabilities of $2.8 million, offset by increases in cash and cash equivalents and prepaid and other current assets of $1.4 million and $2.2 million, respectively, and decreases in accounts payable, income taxes payable and accrued liabilities and other of $2.7 million, $0.8 million and $1.4 million, respectively.
As of December 31, 2013, Holdings and its consolidated subsidiaries had working capital (current assets in excess of current liabilities) of $2.5 million compared to working capital of $2.6 million as of December 31, 2012. The decrease in working capital is primarily due to decreases in accounts receivable and current deferred tax assets of $5.5 million and $2.4 million, respectively, and increases in current deferred tax liabilities of $2.2 million, offset by increases in cash and cash equivalents, income taxes receivable and prepaid and other current assets of $1.4 million, $2.6 million and $2.1 million, respectively, and decreases in accounts payable and accrued liabilities and other of $2.7 million and $1.4 million, respectively.
We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.
We have significant outstanding long-term debt as of December 31, 2013. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 8 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of December 31, 2013, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.43 to 1.00 compared to the allowed maximum of 4.00 to 1.00. As of December 31, 2013, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.50 to 1.00 compared to the allowed minimum of 1.25 to 1.00.
At meetings held on November 1, 2012, the Boards of Directors of the Company and Holdings determined that the Company’s financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP’s reports thereon, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company’s Quarterly Reports on form 10-Q (collectively, the “Affected Financial Statements”) should no longer be relied upon resulted in a breach of certain representations, warranties and covenants set forth in the Senior Secured Credit Facilities, including but not limited to certain representations and warranties that the Affected Financial Statements (i) were prepared in accordance with GAAP consistently applied and (ii) fairly presented the financial condition of the Company and its subsidiaries as of the date thereof and their results of operations for the periods covered thereby in accordance with GAAP. Further, as a result of the decision to restate the Affected Financial Statements, we were unable to comply with the covenant set forth in the Senior Secured Credit Facilities that we deliver our 3rd Quarter 2012 financial statements by no later than November 14, 2012. Finally, as a result of the foregoing breaches and defaults, we were unable to satisfy the conditions precedent for borrowing under the Senior Secured Credit Facilities’ revolving credit facility in order to borrow the funds necessary to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.
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
The Company may from time to time repurchase, subject to restrictions in the Credit Agreement, or otherwise retire or extend the Company's debt and/or take other steps to reduce the Company's debt or otherwise improve the Company's financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company's debt, the Company's cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company's debt from time to time, through open market purchases or other transactions. In such cases, the Company's debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt outstanding in its condensed consolidated statements of financial position.
Operating activities
Net cash provided by iPayment and its consolidated subsidiaries’ operating activities was $33.1 million during 2013, consisting of a net loss of $34.3 million adjusted by depreciation and amortization of $47.1 million, stock-based compensation of $5.7 million, non-cash interest expense and other of $1.7 million, loss on disposal of property and equipment of $0.6 million, trade name impairment of $5.0 million, and a net favorable change in operating assets and liabilities of $7.3 million primarily due to decreases in accounts receivable, offset by increases in prepaid and other current assets and other assets and decreases in accounts and income taxes payable and accrued liabilities and other.
Net cash provided by Holdings and its consolidated subsidiaries’ operating activities was $22.3 million during 2013, consisting of a net loss of $58.6 million adjusted by depreciation and amortization of $47.1 million, stock-based compensation of $5.7 million, non-cash interest expense and other of $16.4 million, loss on disposal of property and equipment of $0.6 million, trade name impairment of $5.0 million, and a net favorable change in operating assets and liabilities of $6.1 million primarily due to decreases in accounts receivable, offset by increases in tax receivables, prepaid and other current assets and other assets, and decreases in accounts and income taxes payable and accrued liabilities and other.
Net cash provided by iPayment and its consolidated subsidiaries’ operating activities was $63.6 million during 2012, consisting of a net loss of $3.6 million adjusted by depreciation and amortization of $60.1 million, stock-based compensation of $1.9 million, non-cash interest expense and other of $3.6 million, loss on disposal of property and equipment of $1.3 million, and a net favorable change in operating assets and liabilities of $0.3 million primarily due to increases in accounts payable and accrued liabilities, and a decrease in accounts receivable, partially offset by increases in other assets and prepaid expenses and other assets.
Net cash provided by Holdings and its consolidated subsidiaries’ operating activities was $53.3 million during 2012, consisting of a net loss of $18.0 million adjusted by depreciation and amortization of $60.1 million, stock-based compensation of $1.9 million, non-cash interest expense and other of $16.0 million, loss on disposal of property and equipment of $1.3 million, gain on extinguishment of 15.00%/15.00% Notes of $3.9 million, and a net unfavorable change in operating assets and liabilities of $4.1 million primarily due to an increase in prepaid expenses and other current assets, an increase in other assets, a decrease in accounts payable and income taxes payable, and a decrease in accrued interest, partially offset by a decrease in accounts receivable and an increase in accrued liabilities and other.
Net cash provided by iPayment and its consolidated subsidiaries' operating activities was $46.1 million in 2011, consisting of a net loss of $6.9 million adjusted by depreciation and amortization of $59.3 million, non-cash interest expense and other of $9.2 million, loss on disposal of property and equipment of $0.9 million, and a net unfavorable change in operating assets and liabilities of $16.4 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011 and increases in accounts receivable and other assets, partially offset by an increase in accrued interest.
Net cash provided by Holdings and its consolidated subsidiaries' operating activities was $41.2 million during 2011, consisting of a net loss of $16.4 million adjusted by depreciation and amortization of $59.3 million, non-cash interest expense and other of $9.4 million, loss on disposal of property and equipment of $0.9 million, and a net unfavorable change in operating assets and liabilities of $12.0 million primarily due to decreases in accounts payable and income taxes payable as a result of federal and state tax payments made during 2011 and increases in accounts receivable and other assets, primarily offset by an increase in accrued interest.
Investing activities
Net cash used in iPayment and Holdings and their consolidated subsidiaries' investing activities was $17.1 million during 2013. Net cash used in investing activities consisted of $3.5 million of capital expenditures, $6.7 million for payments for contract modifications for prepaid residual expenses, and $4.9 million for acquisitions of merchant portfolios. We currently have no significant capital spending or purchase commitments outstanding, but expect to continue to engage in capital spending in the ordinary course of business.
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
Financing activities
Net cash used in iPayment and its consolidated subsidiaries' financing activities was $14.6 million during 2013, consisting of $2.8 million to amend our senior secured credit facility, $4.0 million of net borrowings under our revolving facility, $5.0 million of repayments on our senior secured credit facilities, and $10.8 million in dividends to Holdings for interest expense.
Net cash used in Holdings and its consolidated subsidiaries financing activities was $3.8 million during 2013, consisting of $2.8 million to amend our senior secured credit facility, $4.0 million of net borrowings under our revolving facility, and $5.0 million of repayments on our senior secured credit facilities.
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

Contractual Obligations
The following table of our material contractual obligations as of December 31, 2013 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	$386,500	$—	$39,000	$347,500	$—
10.25% Notes	400,000	—	—	400,000	—
Interest, net of discount and amortization(1)	266,928	67,028	132,925	66,975	—
Operating lease obligations	11,686	2,017	3,539	3,498	2,632
Purchase obligations and other (2)	3,846	1,660	2,186	—	—
Total contractual obligations	$1,068,960	$70,705	$177,650	$817,973	$2,632
Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	$126,289	$—	$—	$126,289	$—
Interest(1)(3)	89,600	9,697	37,185	42,718	—
Total contractual obligations	$215,889	$9,697	$37,185	$169,007	$—

(1)
Future interest obligations are calculated using current interest rates on existing debt balances as of December 31, 2013, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 8 to the consolidated financial statements.

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
None.
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
Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of December 31, 2013, we had $386.5 million of loans outstanding under our Senior Secured Credit Facilities, all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of December 31, 2013 of approximately $3.2 million.
We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of iPayment, Inc.
We have audited the accompanying consolidated balance sheets of iPayment, Inc. (the Company) as of December 31, 2013 (Successor) and 2012 (Successor), and the related consolidated statements of comprehensive loss, changes in stockholder’s equity, and cash flows for the years ended December 31, 2013 (Successor) and December 31, 2012 (Successor), the period May 24, 2011 through December 31, 2011 (Successor), and the period January 1, 2011 through May 23, 2011 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment, Inc. at December 31, 2013 (Successor) and 2012 (Successor), and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 (Successor) and December 31, 2012 (Successor), the period May 24, 2011 through December 31, 2011 (Successor), and the period January 1, 2011 through May 23, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of iPayment Holdings, Inc.
We have audited the accompanying consolidated balance sheets of iPayment Holdings, Inc. (the Company) as of December 31, 2013 (Successor) and 2012 (Successor), and the related consolidated statements of comprehensive loss, changes in stockholder’s equity, and cash flows for the years ended December 31, 2013 (Successor) and December 31, 2012 (Successor), the period May 24, 2011 through December 31, 2011 (Successor), and the period January 1, 2011 through May 23, 2011 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iPayment Holdings, Inc. at December 31, 2013 (Successor) and 2012 (Successor), and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 (Successor) and December 31, 2012 (Successor), the period May 24, 2011 through December 31, 2011 (Successor), and the period January 1, 2011 through May 23, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 27, 2014

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.
(Dollars in thousands, except share data)	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,005	$6,572
Accounts receivable, net of allowance for doubtful accounts of $453 and $883 at December 31, 2013 and 2012, respectively	27,495	33,024
Prepaid expenses and other current assets	5,050	2,823
Deferred tax assets	—	2,346
Total current assets	40,550	44,765
Restricted cash	825	828
Property and equipment, net	6,902	7,419
Merchant portfolios and other intangible assets, net of accumulated amortization of $143,533 and $98,969 at December 31, 2013 and 2012, respectively	184,799	221,488
Goodwill	678,704	678,704
Investment in 15.00%/15.00% Notes	24,661	21,234
Other assets, net	24,161	21,931
Total assets	$960,602	$996,369
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,187	$6,838
Income taxes payable	5,992	6,804
Accrued interest	7,028	6,754
Accrued liabilities and other	24,078	25,434
Deferred tax liabilities	2,839	—
Total current liabilities	44,124	45,830
Deferred tax liabilities	24,627	19,888
Long-term debt	785,357	786,061
Other liabilities	3,062	2,222
Total liabilities	857,170	854,001
Commitments and contingencies (Note 7)	—	—
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2013 and 2012	165,764	165,764
Additional paid-in capital	$8,032	1,920
Accumulated deficit	(70,364)	(25,316)
Total stockholder’s equity	103,432	142,368
Total liabilities and stockholder’s equity	$960,602	$996,369
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	iPAYMENT HOLDINGS, INC.
(Dollars in thousands, except share data)	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$8,005	$6,572
Accounts receivable, net of allowance for doubtful accounts of $453 and $883 at December 31, 2013 and 2012, respectively	27,495	33,024
Income tax receivable	2,646	—
Prepaid expenses and other current assets	4,472	2,366
Deferred tax assets	—	2,411
Total current assets	42,618	44,373
Restricted cash	825	828
Property and equipment, net	6,902	7,419
Merchant portfolios and other intangible assets, net of accumulated amortization of $143,533 and $98,969 at December 31, 2013 and 2012, respectively	184,799	221,488
Goodwill	679,504	679,504
Other assets, net	26,252	24,287
Total assets	$940,900	$977,899
LIABILITIES and STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,187	$6,838
Income taxes payable	—	702
Accrued interest	9,711	8,785
Accrued liabilities and other	24,078	25,434
Deferred tax liabilities	2,185	—
Total current liabilities	40,161	41,759
Deferred tax liabilities	25,282	19,383
Long-term debt	910,893	900,560
Other liabilities	3,062	2,222
Total liabilities	979,398	963,924
Commitments and contingencies (Note 7)	—	—
Equity
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at December 31, 2013 and 2012	45,268	45,268
Additional paid-in capital	8,032	1,920
Accumulated deficit	(91,798)	(33,213)
Total stockholder’s equity (deficit)	(38,498)	13,975
Total liabilities and stockholder’s equity (deficit)	$940,900	$977,899
See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			Period From
	2013	2012	May 24 through December 31, 2011	January 1 through May 23, 2011
(Dollars in thousands)	Successor	Successor	Successor	Predecessor
Revenues	$666,847	$681,129	$431,511	$276,690
Operating expenses:
Interchange	351,341	339,664	226,366	147,779
Other costs of services	241,911	262,596	160,190	87,130
Selling, general and administrative	36,921	21,884	10,550	6,736
Embezzlement costs	—	2,618	2,981	1,153
Embezzlement recoveries	(5,132)	(3,135)	—	—
Total operating expenses	625,041	623,627	400,087	242,798
Income from operations	41,806	57,502	31,424	33,892
Other expense:
Interest expense, net	63,830	64,347	40,279	15,578
Other expense (income), net	2,594	(1,825)	(115)	18,804
Loss before income taxes	(24,618)	(5,020)	(8,740)	(490)
Income tax provision (benefit)	9,651	(1,443)	(2,781)	411
Net and comprehensive loss	(34,269)	(3,577)	(5,959)	(901)
See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			Period From
	2013	2012	May 24 through December 31, 2011	January 1 through May 23, 2011
(Dollars in thousands)	Successor	Successor	Successor	Predecessor
Revenues	$666,847	$681,129	$431,511	$276,690
Operating expenses:
Interchange	351,341	339,664	226,366	147,779
Other costs of services	242,020	263,335	160,213	87,130
Selling, general and administrative	36,987	21,347	10,565	6,736
Embezzlement costs	—	2,618	2,981	1,153
Embezzlement recoveries	(5,132)	(3,135)	—	—
Total operating expenses	625,216	623,829	400,125	242,798
Income from operations	41,631	57,300	31,386	33,892
Other expense:
Interest expense, net	89,935	85,423	51,917	16,455
Other expense (income), net	2,594	(5,054)	(100)	18,804
Income (loss) before income taxes	(50,898)	(23,069)	(20,431)	(1,367)
Income tax provision (benefit)	7,687	(5,077)	(5,610)	202
Net and comprehensive loss	(58,585)	(17,992)	(14,821)	(1,569)
See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Stockholder’s Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
(Dollars in thousands)	Shares	Amount
Predecessor:
Balance at January 1, 2011	100	$20,055	$—	$51,912	$71,967
Dividend paid to parent company	—	—	—	(135,539)	(135,539)
Net and comprehensive loss	—	—	—	(901)	(901)
Balance at May 23, 2011	100	$20,055	$—	$(84,528)	$(64,473)
Revaluation of equity following change of control		145,709	—	84,528	230,237
Successor:
Balance at May 24, 2011	100	$165,764	$—	$—	$165,764
Dividend paid to parent company	—	—	—	(5,456)	(5,456)
Net and comprehensive loss	—	—	—	(5,959)	(5,959)
Balance at December 31, 2011	100	$165,764	$—	$(11,415)	$154,349
Dividend paid to parent company	—	—	—	(10,324)	(10,324)
Stock-based compensation	—	—	1,920	—	1,920
Net and comprehensive loss	—	—	—	(3,577)	(3,577)
Balance at December 31, 2012	100	$165,764	$1,920	$(25,316)	$142,368
Dividend paid to parent company	—	—	—	(10,779)	(10,779)
Stock-based compensation	—	—	6,112	—	6,112
Net and comprehensive loss	—	—	—	(34,269)	(34,269)
Balance at December 31, 2013	100	$165,764	$8,032	$(70,364)	$103,432
See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Stockholder’s Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
(Dollars in thousands)	Shares	Amount
Predecessor:
Balance at January 1, 2011	20	$20,055	$—	$51,912	$71,967
Dividend paid to parent company	—	—	—	(257,335)	(257,335)
Issuance of common stock		1,166			1,166
Net and comprehensive loss	—	—	—	(1,569)	(1,569)
Balance at May 23, 2011	20	$21,221	$—	$(206,992)	$(185,771)
Revaluation of equity following change of control	4,874,980	24,047	—	206,992	231,039
Successor:
Balance at May 24, 2011	4,875,000	$45,268	—	$—	$45,268
Dividend paid to parent company	—	—	—	(400)	(400)
Net and comprehensive loss				(14,821)	(14,821)
Balance at December 31, 2011	4,875,000	$45,268	$—	$(15,221)	$30,047
Stock-based compensation	—	—	1,920	—	1,920
Net and comprehensive loss	—	—	—	(17,992)	(17,992)
Balance at December 31, 2012	4,875,000	$45,268	$1,920	$(33,213)	$13,975
Stock-based compensation	—	—	6,112	—	6,112
Net and comprehensive loss	—	—	—	(58,585)	(58,585)
Balance at December 31, 2013	4,875,000	$45,268	$8,032	$(91,798)	$(38,498)
See accompanying notes to Consolidated Financial Statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			May 24 through December 31, 2011	January 1 through May 23, 2011
(Dollars in thousands)	2013	2012
	Successor	Successor	Successor	Predecessor
Cash flows from operating activities
Net loss	$(34,269)	$(3,577)	$(5,959)	$(901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	47,103	60,108	43,083	16,208
Stock-based compensation	5,735	1,920	—	—
Non-cash interest expense and other	1,685	3,591	1,634	7,529
Loss on disposal of property and equipment	621	1,286	624	262
Tradename impairment loss	4,966	—	—	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	5,529	741	(6,113)	48
Prepaid expenses and other current assets	(2,227)	(719)	(64)	(515)
Other assets	(2,250)	(5,374)	(10,384)	92
Accounts payable and income taxes payable	(3,463)	1,219	8,263	(10,627)
Accrued interest	274	4	1,218	2,959
Deferred tax liabilities, net	9,924	—	—	—
Accrued liabilities and other	(516)	4,418	(7,933)	6,657
Net cash provided by operating activities	33,112	63,617	24,369	21,712
Cash flows from investing activities
Change in restricted cash	3	(286)	14	—
Expenditures for property and equipment	(3,489)	(5,982)	(4,074)	(1,085)
Purchase of 15.00%/15.00% Notes	—	(19,999)	—	—
Notes receivable	(2,010)	—	—	—
Acquisitions of businesses and portfolios	(4,868)	(16,089)	(24,300)	—
Payments for prepaid residual expenses	(6,731)	(13,247)	(1,035)	(539)
Net cash used in investing activities	(17,095)	(55,603)	(29,395)	(1,624)
Cash flows from financing activities
Net borrowings (repayments) on line of credit	4,000	19,500	8,000	(15,500)
Repayments of debt	(5,000)	(8,000)	(14,500)	(615,138)
Net dividends paid to parent company	(10,779)	(10,324)	(5,456)	(135,539)
Proceeds from issuance of long-term debt, net of discount	—	—	—	785,125
Debt issuance costs	(2,805)	(2,619)	—	(22,054)
Net cash used in financing activities	(14,584)	(1,443)	(11,956)	(3,106)
Net (decrease) increase in cash and cash equivalents	1,433	6,571	(16,982)	16,982
Cash and cash equivalents, beginning of period	6,572	1	16,983	1
Cash and cash equivalents, end of period	$8,005	$6,572	$1	$16,983
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$817	$3,904	$332	$11,518
Cash paid during the period for interest	$64,923	$63,222	$37,412	$11,596
Non-cash increase (decrease) in assets and liabilities from redemption:
Merchant portfolios and other intangible assets	$—	$—	$132,595	$—
Goodwill	$—	$—	$141,374	$—
Other assets	$—	$—	$(1,820)	$—
Accrued liabilities and other	$—	$—	$2,861	$—
Non-cash increase in assets from acquisitions:
Merchant portfolios and other intangible assets	$378	$4,625	$—	$—
Goodwill	$—	$9,143	$—	$—
See accompanying notes to Consolidated Financial Statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			May 24 through December 31, 2011	January 1 through May 23, 2011
(Dollars in thousands)	2013	2012
	Successor	Successor	Successor	Predecessor
Cash flows from operating activities
Net loss	$(58,585)	$(17,992)	$(14,821)	$(1,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	47,103	60,108	43,083	16,208
Stock-based compensation	5,735	1,920	—	—
Non-cash interest expense and other	16,414	15,978	1,873	7,539
Loss on disposal of property and equipment	621	1,286	624	262
Tradename impairment loss	4,966	—	—	—
Gain on sale of 15.00%/15.00% Notes	—	(3,860)	—	—
Changes in assets and liabilities, excluding effects of redemption:
Accounts receivable	5,529	741	(6,113)	48
Prepaid expenses and other current assets	(4,752)	(262)	(64)	(515)
Other assets	(2,250)	(6,554)	(10,384)	92
Accounts payable and income taxes payable	(3,353)	(2,053)	5,434	(10,836)
Accrued interest	926	(401)	7,710	3,827
Deferred tax liabilities, net	10,495	—	—	—
Accrued liabilities and other	(516)	4,382	(8,029)	6,790
Net cash provided by operating activities	22,333	53,293	19,313	21,846
Cash flows from investing activities
Change in restricted cash	3	(286)	14	—
Expenditures for property and equipment	(3,489)	(5,982)	(4,074)	(1,085)
Notes receivable	(2,010)	—	—	—
Acquisitions of businesses and portfolios acquired	(4,868)	(16,089)	(24,300)	—
Payments for prepaid residual expenses	(6,731)	(13,247)	(1,035)	(539)
Net cash used in investing activities	(17,095)	(35,604)	(29,395)	(1,624)
Cash flows from financing activities
Net borrowings (repayments) on line of credit	4,000	19,500	8,000	(15,500)
Repayments of debt	(5,000)	(8,000)	(14,500)	(615,138)
Purchase of 15.00%/15.00% Notes	—	(19,999)	—	—
Net dividends paid to parent company	—	—	(400)	(257,335)
Proceeds from issuance of long-term debt, net of discount	—	—	—	910,125
Debt issuance costs	(2,805)	(2,619)	—	(25,392)
Net cash used in financing activities	(3,805)	(11,118)	(6,900)	(3,240)
Net (decrease) increase in cash and cash equivalents	1,433	6,571	(16,982)	16,982
Cash and cash equivalents, beginning of period	6,572	1	16,983	1
Cash and cash equivalents, end of period	$8,005	$6,572	$1	$16,983
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$817	$3,904	$332	$11,518
Cash paid during the period for interest	$75,661	$73,149	$42,334	$11,596
Non-cash increase (decrease) in assets and liabilities from redemption:
Merchant portfolios and other intangible assets	$—	$—	$132,595	$—
Goodwill	$—	$—	$142,174	$—
Other assets	$—	$—	$(1,820)	$—
Accrued liabilities and other	$—	$—	$2,861	$—
Non-cash increase in assets from acquisitions:
Merchant portfolios and other intangible assets	$378	$4,625	$—	$—
Goodwill	$—	$9,143	$—	$—
Non-cash increase in debt:	$10,881	$9,344	$4,992	$—
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
Business
Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the internet. We market and sell our services to merchants throughout the United States through various channels, including a network of ISGs, which are non-employee, external sales organizations with which we have contractual relationships and directly to merchants through our employee sales force, partnerships with various associations and agents banks, through the use of electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services at our main operating facility in Westlake Village, California.
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
The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem, satisfy and discharge all of iPayment Investors’ then existing paid-in-kind (“PIK”) toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fee and other related fees and expenses.
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
As a result of the Refinancing, we had significant outstanding long-term debt as of December 31, 2013 and 2012. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 8. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of December 31, 2013, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.43 to 1.00 compared to the allowed maximum of 4.00 to 1.00. As of December 31, 2013, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.50 to 1.00 compared to the allowed minimum of 1.25 to 1.00. As described in detail in Note 8, on November 14, 2012, the Company and Holdings entered into a waiver, consent and amendment (the “Waiver”) to the credit agreement governing the Company’s Senior Secured Credit Facilities. Among other things, the Waiver waived (a) defaults arising from the restatement of certain of the Company’s financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010, and 2011, (ii) for the interim periods within such fiscal years and (iii) for the quarters ended March 31, 2012 and June 30, 2012 and (b) the Company’s failure to timely provide to the administrative agent for the Senior Secured Credit Facilities the Company’s financial statements for the quarterly period ended September 30, 2012.
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

	Cumulative embezzlement costs through December 31, 2013	iPayment Holdings, Inc. & iPayment, Inc.		iPayment Holdings, Inc. & iPayment, Inc. (Successor & Predecessor Combined)
(Dollars in thousands)		2013	2012	2011	2010	2009(1)	2008(1)
Embezzlement costs
Residual expense	$4,737	$—	$1,065	$1,760	$1,100	$736	$76
Property and equipment	2,411	—	469	741	265	—	936
Other intangible assets	2,766	—	1,084	1,527	—	155	—
Residual buyout	1,625	—	—	—	1,625	—	—
Travel and entertainment	229	—	—	106	—	58	65
Prepaids and other receivables	208	—	—	—	155	—	53
Other	123	—	—	—	3	2	118
Total embezzlement costs	12,099	—	$2,618	$4,134	$3,148	$951	$1,248
Insurance Proceeds	3,000	—	3,000
Embezzlement recoveries	5,267	5,132	135
Total embezzlement, net of recoveries	$3,832	$(5,132)	$(517)

(1)	Adjustments to beginning retained earnings at January 1, 2009

Based on the results of the Company’s internal investigation, and the financial impact thereof on prior financial periods, on November 1, 2012, the Boards of Directors of the Company and Holdings determined that the Company’s financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011, included in the Company’s Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP’s reports thereon, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company’s Quarterly Reports on Form 10-Q (the “Affected Financial Statements”), should no longer be relied upon. As a result, the Company restated the Affected Financial Statements to reflect the effect of such financial misconduct on the Affected Financial Statements. On January 29, 2013, the Company filed Amendment No.1 to Form 10-K for the year ended December 31, 2011 and on January 31, 2013, the Company filed Amendment No.1 to Form 10-Q for the period ended March 31, 2012 and Amendment No.1 to Form 10-Q for the period ended June 30, 2012 with such restated financial statements.

3. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of iPayment include the accounts of iPayment and its wholly-owned subsidiaries CardPayment Solutions, LLC, Petroleum Card Services, LLC, Cambridge Acquisition Sub, LLC, Flagship Merchant Services, LLC, CreditCardProcessing.com, LLC, and NBS Acquisition LLC. The consolidated financial statements of Holdings include the accounts of Holdings and the entities listed in the preceding sentence. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between the Company, including its subsidiaries, on the one hand, and their directors and officers on the other hand, are disclosed as related party transactions in Note 12 below.
In November and December 2013, the following wholly-owned subsidiaries of iPayment were merged into the Company, with, in each case, the Company as the surviving entity: iPayment of California, LLC, 1st National Processing, Inc., E-Commerce Exchange, Inc., iPayment of Maine, Inc., Online Data Corporation, CardSync Processing, Inc., TS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc., NPMG Acquisition Sub, LLC, iFunds Cash Solutions, LLC, MSC Acquisition Sub, LLC, iPayment Acquisition Sub, LLC, iAdvantage, LLC, IPMT Transport, LLC and iPayment Sales, LLC.
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
Cash and Cash Equivalents
We consider all unrestricted highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.
Restricted Cash
Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral.
Accounts Receivable, net
Accounts receivable are primarily amounts due from our clearing and settlement banks for revenues earned, net of related interchange and bank processing fees, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days days following the end of each month. The allowance for doubtful accounts as of December 31, 2013 and 2012 was $0.5 million and $0.9 million, respectively. We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over two to five years. Leasehold improvements are amortized over the useful life of the asset. Depreciation expense for property and equipment for the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $1.7 million, and $2.2 million, respectively. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are capitalized.
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
Amortization of Intangible Assets
The following table includes the components of our intangible assets by major class as of December 31, 2013:

	Portfolios	Trade name	Assets	Total
Gross amount	$238,063	$62,034	$28,235	$328,332
Accumulated amortization	136,524	—	7,009	143,533
Carrying amount	$101,539	$62,034	$21,226	$184,799
Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, the actual costs of revenues differ from the expected costs of revenues, we will adjust amortization expense accordingly. During 2013, we experienced an average monthly volume attrition of approximately 1.5% to 2.2% of our total charge volume.
We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the years ended December 31, 2013, 2012 and 2011, amortization expense related to our merchant processing portfolios and other intangible assets were $44.6 million, $58.1 million and $57.1 million, respectively.
As of December 31, 2013, estimated amortization expense for each of the five succeeding years is expected to be as follows (in thousands):

Year ended December 31,	Amount
2014	$32,702
2015	23,946
2016	17,517
2017	13,197
2018	10,160
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
Our intangible assets are amortized over their estimated lives, except the “iPayment, Inc.” and “Flagship Merchant Services” trade names, which were determined to have indefinite lives, as there are no legal, regulatory, contractual, economic or other factors that limit the useful lives of the intangible assets to us, and we have no plans to cease using such names. We believe the trade names have an inherent value due to brand strength. The “iPayment, Inc.” and “Flagship Merchant Services” trade names are subject to an annual impairment test. Based on the analysis we performed during the fourth quarter of 2013, we concluded that our "iPayment Inc." trade name was impaired by $5.0 million, which is reflected under "Selling, general and administrative" in our consolidated statements of comprehensive loss for the year ended December 31, 2013.
Goodwill
We follow ASC 350 “Intangibles – Goodwill and Other Topics,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is subject to at least an annual assessment for impairment and in addition, if facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. In accordance with ASC 350, the recoverability analysis is based on fair value. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples of other publicly traded institutions in our industry, the current economic environment, and the choice of an appropriate discount rate. We engage, on a regular basis, an independent third party to aid management in determining the fair value of our goodwill, using the present value of future cash flows to determine whether the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill. We performed a qualitative assessment of goodwill and trade name as of May 31, 2013. We determined based on relevant events and circumstances in our qualitative assessment that it is more likely than not that the fair value of the reporting unit is at least equal to its carrying value; therefore, the goodwill of the reporting unit is not impaired. Based on the analyses we performed during the fourth quarter of 2013, we determined that no impairment charge to goodwill was required as the fair value of our reporting unit sufficiently exceeded the carrying value.
Impairment of Long-Lived Assets
We periodically evaluate the carrying value of long-lived assets, in relation to the respective projected future undiscounted cash flows, to assess recoverability. An impairment loss is recognized if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the fair value, calculated as the sum of the expected cash flows discounted at a market rate, represents the impairment loss. Based on the analyses we performed during the fourth quarter of 2013, we concluded that our "iPayment Inc." trade name was impaired by $5.0 million and recognized the charge which is reflected under "Selling, general and administrative" in our consolidated statements of comprehensive loss for the year ended December 31, 2013.
Other Assets
Other assets at December 31, 2013 and 2012 include approximately $2.8 million and $0.6 million, respectively, of notes receivable (the current portions of $0.4 million and $0.2 million, are included in prepaid expenses and other current assets at December 31, 2013 and 2012, respectively), representing amounts advanced to sales agents. The notes bear interest at amounts ranging from 10.0% to 13.0%, and are payable back to us through 2018. We secure the loans by attaching the ISG’s assets, including the rights they have to receive residuals and the fees generated by the merchants they refer to us and any other accounts receivable and, in certain cases, by obtaining personal guarantees from the individuals who operate the ISGs.
Other assets at December 31, 2013 for Holdings and its consolidated subsidiaries include an investment of $0.9 million, which is carried at cost, and reflects a four-year option we acquired April 2013 to purchase a privately held company. The Company reviews this asset for impairment each reporting period and has not identified any events or changes in circumstances which we believe would have a significant adverse effect on the fair value of this investment nor do we believe it is practicable to estimate the fair value of the option at December 31, 2013 as the grantor of the option is only obligated under the parties' agreement to provide the information on its financial position and results of operations necessary to estimate fair value on the annual anniversary date of the contract.
Also included in other assets for iPayment and its consolidated subsidiaries at December 31, 2013 and 2012, are approximately $18.4 million and $19.8 million, of debt issuance costs (net of accumulated amortization of $9.0 million and $4.8 million, respectively), which are being amortized over the terms of the related debt agreements using the effective interest method. Included in other assets for Holdings and its consolidated subsidiaries at December 31, 2013 and 2012, are approximately $20.5 million, and $22.2 million, of debt issuance costs (net of accumulated amortization of $9.6 million and $5.1 million, respectively), which are being amortized over the terms of the related debt agreements using the effective interest method.
Reserve for Losses on Merchant Accounts
We maintain a reserve for merchant losses necessary to absorb chargeback and other losses for merchant transactions that have been previously processed and which have been recorded as revenue. We analyze the adequacy of our reserve for merchant losses each reporting period. The reserve for merchant losses is comprised of three components: (1) specifically identifiable reserves for merchant transactions for which losses are probable and estimable, (2) a calculated reserve based upon historical loss experience applied to the previously processed transactions, and (3) a management analysis component for concentration issues and general macroeconomic and other factors. The reserve for losses on merchant accounts is decreased by merchant losses (arising primarily from chargebacks) and is increased by provisions for merchant losses and recoveries of merchant losses. Provisions for merchant losses were $3.7 million, $3.9 million, and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Provisions for merchant losses are included in other costs of services in the accompanying consolidated statements of operations. At December 31, 2013 and 2012, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.3 million, respectively.
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

We believe the carrying amounts of financial instruments at December 31, 2013 approximate fair value. Due to the short maturities of cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. The carrying value of the 10.25% Notes was $400.0 million as of December 31, 2013. We estimate their fair value to be approximately $328.0 million, considering executed trades occurring around December 31, 2013. As of December 31, 2013, under the Senior Secured Credit Facilities, the carrying value of the term facility, net of a discount of $1.1 million, was $346.4 million and the carrying value of the revolver facility was $39.0 million. We estimate the fair value of the term facility to be approximately $337.9 million, considering executed trades occurring around December 31, 2013, and we believe that the fair value of the revolver facility approximates carrying value due to its short maturities. The carrying value of the 15.00%/15.00% Notes, net of discount of $0.8 million, was $125.5 million as of December 31, 2013. We estimate their fair value to be approximately $55.6 million, considering executed trades occurring around December 31, 2013. The fair value of the 10.25% Notes, the Senior Secured Credit Facilities, and the 15.00%/15.00%Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.
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

Advertising Costs
We recognize advertising costs as incurred. For the years ended December 31, 2013, 2012, and 2011, advertising costs were $4.7 million, $2.1 million and $0.2 million, respectively. Advertising costs are included in selling, general and administrative expenses.
Common Stock
iPayment and Holdings had 100 and 4,875,000 shares of common stock, respectively, issued and outstanding at December 31, 2013. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for our common stock or for the Warrants.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award, which generally equals the vesting period. For the years ended December 31, 2013 and 2012, we recognized $5.7 million and $1.9 million, respectively, in expense related to vested service units. For performance stock units, we re-assess the probability of vesting at each reporting period and if the target is not attained, we do not recognize any expense. The performance condition is not considered in determining the grant date fair value. For the years ended December 31, 2013 and 2012, we did not recognize any expense for performance-based phantom stock units.

4. Equity Redemption, Refinancing and Change in Control
On April 12, 2011, iPayment Investors and iPayment GP entered into a redemption agreement (the “Redemption Agreement”) with Gregory Daily, iPayment's former Chairman and Chief Executive Officer, the trusts for the benefit of, and other entities controlled by, members of Mr. Daily’s family that held equity interests in iPayment Investors, and certain other persons or entities (collectively, the "Daily Parties"). Pursuant to the Redemption Agreement, iPayment Investors and iPayment GP agreed to redeem from the Daily Parties, and the Daily Parties agreed to transfer and surrender to iPayment Investors and iPayment GP, as applicable, all of the equity interests of the Daily Parties in iPayment Investors and iPayment GP, representing approximately 65.8% of the outstanding equity of iPayment Investors, for an aggregate price of $118.5 million. The interests redeemed pursuant to the Redemption Agreement constituted all of the direct and indirect equity interests of the Daily Parties in the Company.
On May 6, 2011, iPayment completed the offering of the 10.25% Notes and the closing of the Senior Secured Credit Facilities. Also on May 6, 2011, Holdings completed the offering of the Units. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fee and other related fees and expenses.
Upon the closing of the Equity Redemption, Mr. Daily resigned as a director and officer, as applicable, of iPayment GP, iPayment Investors and each of iPayment Investors’ subsidiaries, including his former positions as iPayment’s Chairman and Chief Executive Officer. In connection with Mr. Daily’s resignation, Carl Grimstad became the new Chairman and Chief Executive Officer of iPayment and Mark Monaco, iPayment’s Chief Financial Officer, became a member of iPayment’s and Holdings’ boards of directors. The Redemption Agreement includes covenants on the part of Mr. Daily not to solicit employees, independent sales agents and independent sales organizations and merchants of iPayment and its affiliates at any time prior to May 23, 2014. On August 28, 2012, iPayment Investors merged with and into Holdings, with Holdings as the surviving entity.
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
We incurred $18.7 million of costs related to the Refinancing and the Equity Redemption, including $6.5 million of expenses attributable to the write off of the unamortized balance of debt issuance costs and discount for the then existing senior secured credit facilities and senior subordinated notes, $4.7 million for a premium paid for early redemption of iPayment’s senior subordinated notes and $7.5 million of strategic advisory fees.

5. Acquisitions
The effective date of each of the acquisitions discussed in this Note is the date the acquisition was recognized in our financial statements, unless otherwise noted. For the year ended December 31, 2013 amortization expense related to our merchant processing portfolios and other intangible assets was $44.6 million. For the year ended December 31, 2012, amortization expense related to our merchant processing portfolios and other intangible assets was $58.1 million. For the period from May 24 through December 31, 2011, amortization expense related to our merchant processing portfolios and other intangible assets was $41.7 million. For the period from January 1, 2011 through May 23, 2011 amortization expense related to our merchant processing portfolios and other intangible assets was $15.4 million.
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
There were no acquisitions during 2013 that were significant enough to require pro forma disclosure.
In August 2011, we entered into a purchase and sale agreement with an existing ISG, whereby we acquired a portfolio of merchant accounts. Consideration at closing was $11.0 million in cash, which was funded at closing from borrowings under our revolving facility. The effect of the portfolio acquisition was included in our consolidated financial statements beginning August 1, 2011.
During 2013, 2012 and 2011, we made acquisitions totaling $4.9 million, $16.1 million, and $24.3 million, respectively. The Company accounted for all such acquisitions under the purchase method. For acquisitions of a business, the Company allocated the purchase price based in part on valuations of the assets acquired and liabilities assumed. For acquisitions of merchant portfolios, or the rights to receive residual payments related thereto, the Company allocated the purchase price to intangible assets.
Payments for Prepaid Residual Expenses
During 2013, 2012, and 2011, we made payments totaling $6.7 million, $13.1 million, and $1.6 million, respectively, to several ISGs in exchange for contract modifications which, among other provisions, lower our obligations for future payments of residuals to them. These payments have been assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives.

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

	December 31,
(Dollars in thousands)	2013	2012
Property and equipment, net:
Machinery and equipment	$5,481	$4,707
Furniture and fixtures	867	844
Leasehold improvements	2,070	2,073
Computer software and equipment	3,553	3,103
	11,971	10,727
Less: accumulated depreciation	(5,069)	(3,308)
	$6,902	$7,419

7. Commitments and Contingencies
Leases
Our facilities include locations in New York, New York; Westlake Village, California; Minden, Nevada; Charlestown, Massachusetts; and Novi, Michigan. Our future minimum lease commitments under noncancelable leases are as follows at December 31, 2013 (in thousands):

Year ended December 31,	Amount
2014	$2,017
2015	1,798
2016	1,741
2017	1,730
2018	1,768
Thereafter	2,632
Total	$11,686
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
For the year ended December 31, 2013, total rent expense was $2.2 million. For the year ended December 31, 2012, total rent expense was $2.2 million. For the period from May 24 through December 31, 2011 (Successor), total rent expense was $1.1 million. For the period from January 1 through May 23, 2011(Predecessor), total rent expense was $0.7 million.
Reserves on Merchant Accounts
We require some of our merchants to maintain reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold these reserve cash deposits related to our merchant accounts as long as there is an exposure to loss resulting from a merchant’s processing activity. As of December 31, 2013, these reserve cash deposits totaled approximately $28.5 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve cash accounts, and accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated balance sheets.
If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. After the chargeback occurs, we attempt to recover the chargeback either directly from the merchant or from the merchant’s reserve account. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. At December 31, 2013 and 2012, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.3 million, respectively.
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

8. Long-Term Debt
Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	As of December 31,		As of December 31,
(Dollars in thousands)	2013	2012	2013	2012
Senior Secured Credit Facilities:
Term facility	$347,500	$352,500	$347,500	$352,500
Revolving facility	39,000	35,000	39,000	35,000
Discount on Senior Secured Credit Facilities, net of amortization of $732 and $436, respectively	(1,143)	(1,439)	(1,143)	(1,439)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	126,289	115,409
Discount on 15.00%/15.00% Notes, net of amortization of $412 and $256, respectively	—	—	(753)	(910)
	785,357	786,061	910,893	900,560
Less: Current portion of long-term debt	—	—	—	—
Total long - term debt	$785,357	$786,061	$910,893	$900,560
On May 6, 2011, iPayment completed an offering of $400.0 million in aggregate principal amount of 10.25% Senior Notes due 2018 and Holdings completed an offering of 125,000 Units, consisting of $125.0 million in aggregate principal amount of 15.00%/15.00% Senior Notes due 2018 and Warrants to purchase 125,000 shares of Holdings’ common stock. iPayment also completed the closing of its $450.0 million Senior Secured Credit Facilities. The majority of the proceeds from the offerings of the 10.25% Notes and the Units, together with borrowings under the Senior Secured Credit Facilities, were used to (i) permanently repay all of the outstanding indebtedness under iPayment’s then existing senior secured credit facilities; (ii) redeem and satisfy and discharge all of iPayment’s then existing senior subordinated notes; (iii) redeem and satisfy and discharge all of iPayment Investors’ then existing PIK toggle notes and (iv) pay fees and expenses in connection with the offerings. All of the remainder of such proceeds and borrowings were used to consummate the Equity Redemption on May 23, 2011, including payment of the transaction fees discussed in Note 12 and other related fee and expenses.
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
On July 25, 2013 (the "Amendment Date"), iPayment, Inc. entered into an amendment (the "Amendment") to the Credit Agreement. Pursuant to the Amendment, the applicable margin for the revolving facility was amended as follows: (i) if the consolidated leverage ratio as of the last test date is less than 4.0:1.0, 3.75% (for Eurodollar rate loans) or 2.75% (for base rate loans), (ii) if the consolidated leverage ratio as at the last test date is greater than or equal to 4.0:1.0 but less than 4.5:1.0, 4.25% (for Eurodollar rate loans) or 3.25% (for base rate loans), (iii) if the consolidated leverage ratio as at the last test date is greater than or equal to 4.5:1.0 but less than 5.0:1.0, 4.75% (for Eurodollar rate loans) or 3.75% (for base rate loans), and (iv) if the consolidated leverage ratio as at the last test date is greater than or equal to 5.0:1.0, 5.25% (for Eurodollar rate loans) or 4.25% (for base rate loans). The applicable margin for the term facility was increased to 5.25% (for Eurodollar rate loans) and4.25% (for base rate loans).
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
At December 31, 2013, iPayment had $346.4 million of term loans outstanding, net of discount of $1.1 million at a weighted average interest rate of 6.75% and $39.0 million of borrowings under its revolving facility at a weighted average interest rate of 5.45%. At December 31, 2012, iPayment had $351.1 million of term loans outstanding, net of discount of $1.4 million at a weighted average interest rate of 5.75% and $35.0 million of borrowings under its revolving facility at a weighted average interest rate of 4.60%.
15.00%/15.00% Notes
The 15.00%/15.00% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “15.00%/15.00% Notes Indenture”), between Holdings and the Trustee. Interest on the 15.00%/15.00% Notes will accrue from and includes the issue date of the 15.00%/15.00% Notes. The first interest payment date was November 15, 2011. The 15.00%/15.00% Notes will mature on November 15, 2018. For any interest period through and including May 15, 2015, Holdings may elect to pay interest on the 15.00%/15.00% Notes (i) entirely in cash (“cash interest”) or (ii) pay interest on 50% of the outstanding principal amount of the 15.00%/15.00% Notes in cash interest and on 50% of the outstanding principal amount of the 15.00%/ 15.00% Notes by increasing the principal amount of the outstanding 15.00%/15.00% Notes or by issuing additional 15.00%/15.00% Notes (“PIK interest”). Notwithstanding the foregoing, Holdings will pay cash interest on the 15.00%/15.00% Notes to the extent that iPayment would, on the date notice of such election is required to be made, be permitted pursuant to its debt agreements to pay a dividend or distribution to Holdings in an amount sufficient to pay such cash interest on the relevant interest payment date. After May 15, 2015, Holdings will pay cash interest on the 15.00%/15.00% Notes, subject to certain rights to pay partial PIK interest for up to two additional interest periods.
Cash interest and PIK interest each accrue at a rate of 15.00% per annum. If Holdings’ leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of PIK interest. For the quarters ended March 31, 2013, September 30, 2013 and December 31, 2013, we determined that our leverage ratio was 7.31 to 1.00, 7.59 to 1.00 and 8.17 to 1.00, respectively. As a result, we recognized additional interest expense during the year ended December 31, 2013 of $2.8 million and, for affected interest payment dates through December 31, 2013, have issued additional 15.00%/15.00% Notes with a face value $2.4 million in payment of the additional 2.00% interest. The 15.00%/15.00% Notes will bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of PIK interest is made. Holdings must elect the form of interest payment with respect to each interest period not later than the beginning of each interest period. In the absence of such an election, Holdings will pay interest according to the election for the previous interest period.
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
In accordance with the terms of the Warrant Agreement, the 15.00%/15.00% Notes and the Warrants separated on November 2, 2011, which is 180 days after the issue date of the Units. The Warrants are exercisable until 5:00 p.m., New York City time, on November 15, 2018. Each Warrant not exercised on or prior to such date will become void and all rights thereunder and all rights in respect thereof under the Warrant Agreement will cease as of such time. No warrants were exercised as of December 31, 2013.
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
iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities, the 10.25% Notes and the purchase of Holdings 15.00%/15.00% Notes of $10.0 million, $7.6 million and $0.8 million, respectively, as of December 31, 2013 and $9.5 million, $8.9 million and $1.4 million, respectively, as of December 31, 2012. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $2.1 million and $2.4 million and a debt discount related to the Warrants of $0.8 million and $0.9 million as of December 31, 2013 and December 31, 2012, respectively.
These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.
Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities, the 10.25% Notes and the purchase of Holdings 15.00%/15.00% Notes was $2.3 million, $1.3 million and $0.6 million, respectively, for the year ended December 31, 2013 and $1.7 million, $1.2 million and $0.3 million, respectively, for the year ended December 31, 2012. Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities and the 10.25% Notes was $1.0 million and $0.6 million, respectively, for the period from May 24 through December 31, 2011. Amortization expense of iPayment and its consolidated subsidiaries related to iPayment's previously existing senior secured credit facilities and senior subordinated notes were $0.4 million and $0.4 million, respectively, for the period from January 1 through May 23, 2011. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was less than $0.3 million for the year ended December 31, 2013, less than $0.3 million for the year ended December 31, 2012, and less than $0.1 million for each of the periods from May 24 through December 31, 2011 and January 1 through May 23, 2011 .

The maturities of long-term debt (before unamortized discount) for iPayment Holdings, Inc. and its consolidated subsidiaries as of December 31, 2013 are as follows (in thousands):

Year ending December 31,	Amount
2014	$—
2015	—
2016	39,000
2017	347,500
2018	526,289
Thereafter	—
Total	$912,789
The determination by the Boards of Directors of the Company and Holdings, at meetings held on November 1, 2012, that the Affected Financial Statements should no longer be relied upon resulted in a breach of certain representations, warranties and covenants set forth in the Senior Secured Credit Facilities, including but not limited to certain representations and warranties that the Affected Financial Statements (i) were prepared in accordance with GAAP consistently applied; and (ii) fairly presented the financial condition of the Company and its subsidiaries as of the date thereof and their results of operations for the periods covered thereby in accordance with GAAP. Further, as a result of the decision to restate the Affected Financial Statements, we were unable to comply with the covenant set forth in the Senior Secured Credit Facilities that we deliver our Third Quarter 2012 financial statements by no later than November 14, 2012. Finally, as a result of the foregoing breaches and defaults, we were unable to satisfy the conditions precedent for borrowing under the Senior Secured Credit Facilities’ revolving credit facility in order to borrow the funds necessary to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes.
On November 14, 2012, we entered into a waiver, consent and amendment (the “Waiver”) with a majority of the lenders under the Senior Secured Credit Facilities. Among other things, the Waiver waived (a) defaults arising from the restatement of our financial statements (i) for the fiscal years ended December 31, 2008, 2009, 2010 and 2011 included in the Company’s Annual Reports on Form 10-K for the years then ended, (ii) for the interim periods within such fiscal years included in the Company’s Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q and (b) the Company’s failure to timely provide to the Administrative Agent its Third Quarter 2012 financial statements.
Following receipt of the Waiver, the Company borrowed amounts under the Senior Secured Credit Facilities’ revolving credit facility so as to make the scheduled interest payments due on November 15, 2012 under the indentures related to the Company’s 10.25% Notes and Holdings’ 15.00%/15.00% Notes. Upon the Company’s filing of its restated financial statements for prior periods on January 29, 2013 and its Third Quarter 2012 financial statements on January 31, 2013, the Company had satisfied all conditions and obligations set forth in the Waiver.

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
The provision for income tax expense (benefit) consists of the following:
iPAYMENT, INC.
PROVISION FOR INCOME TAXES AND LIABILITIES

			Period From
(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	May 24 through December 31, 2011	Jan 1 through May 23, 2011
	Successor	Successor	Successor	Predecessor
Current:
Federal	$(1,162)	$3,872	$5,764	$475
State	1,093	490	669	44
Deferred
Federal	(7,820)	(4,549)	(8,222)	(99)
State	(789)	(1,234)	(571)	(9)
Change in valuation allowance	18,641	12	362	—
Change in uncertain tax positions	(312)	(34)	(783)	—
Total income tax provision (benefit)	$9,651	$(1,443)	$(2,781)	$411
iPAYMENT HOLDINGS, INC.
PROVISION FOR INCOME TAXES AND LIABILITIES

			Period From
(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	May 24 through December 31, 2011	Jan 1 through May 23, 2011
	Successor	Successor	Successor	Predecessor
Current:
Federal	$(3,698)	$831	$3,288	$283
State	1,093	260	524	27
Deferred
Federal	(10,537)	(4,913)	(8,418)	(99)
State	(1,032)	(1,233)	(583)	(9)
Change in valuation allowance	22,173	12	362	—
Change in uncertain tax positions	(312)	(34)	(783)	—
Total income tax provision (benefit)	$7,687	$(5,077)	$(5,610)	$202
The reconciliation between the federal statutory income tax rates of 34% or 35% and our effective income tax rate is as follows:

iPAYMENT, INC.
EFFECTIVE TAX RATES

			Period From
	Year Ended December 31, 2013	Year Ended December 31, 2012	May 24 through December 31, 2011	Jan 1 through May 23, 2011
	Successor	Successor	Successor	Predecessor
Statutory Rate	34.00%	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from the following:
State income taxes, net of federal benefit (1)	0.9	18.5	(7.1)	(6.1)
Adjustments to deferred taxes (1)	(1.5)	(15.8)	(0.6)	—
Permanent differences (1)	(1.8)	(10.0)	(1.8)	(112.8)
Changes in valuation allowance (2)	(72.9)	(0.2)	(4.2)	—
Changes in uncertain positions	1.2	0.6	9.1	—
Other	1.6	0.6	1.4	—
Total income tax provision	(38.5)%	28.7%	31.8%	(83.9)%

(1)	Percentage changed for these items due to a higher pre-tax book loss as compared to last year.

(2)	Changes in valuation allowance increased in 2013 due to the recording of a full valuation allowance against our net deferred tax assets.
iPAYMENT HOLDINGS, INC.
EFFECTIVE TAX RATES

		Period From
	Year Ended December 31, 2013	Year Ended December 31, 2012	May 24 through December 31, 2011	Jan 1 through May 23, 2011
	Successor	Successor	Successor	Predecessor
Statutory Rate	34.00%	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from the following:
State income taxes, net of federal benefit	1.0	4.7	(2.1)	(1.2)
Adjustments to deferred taxes	0.6	(3.4)	(0.3)	—
Permanent differences (1)	(7.8)	(14.5)	(7.8)	(48.6)
Changes in valuation allowance (2)	(43.8)	(0.1)	(1.8)	—
Changes in uncertain positions	0.6	0.1	3.9	—
Other	0.4	0.1	0.6	—
Total income tax provision	(15.0)%	21.9%	27.5%	(14.8)%

(1)	Percentage changed for these items due to a higher pre-tax book loss as compared to last year.

(2)	Changes in valuation allowance increased in 2013 due to the recording of a full valuation allowance against our net deferred tax assets.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

Deferred Tax Assets and Liabilities	iPAYMENT, INC. As of December 31,		iPAYMENT HOLDINGS, INC. As of December 31,
(Dollars in thousands)	2013	2012	2013	2012
Current deferred tax assets
State Taxes	$25	$25	$25	$25
Reserves	1,662	2,330	1,662	2,330
Accrued liabilities	295	377	295	377
Other current deferred tax assets	599	679	599	679
Valuation allowance, current	(4,878)	(838)	(4,224)	(773)
Total current deferred tax assets	(2,297)	2,573	(1,643)	2,638
Current deferred tax (liabilities)
Prepaid expenses	(542)	(227)	(542)	(227)
Total current deferred tax (liabilities)	(542)	(227)	(542)	(227)
Net current deferred tax asset / (liability)	(2,839)	2,346	(2,185)	2,411
Long-term deferred tax assets
Net operating loss	3,159	1,732	6,543	1,732
Other long term deferred tax assets	4,802	1,619	5,617	2,189
Valuation allowance, long-term	(15,047)	(823)	(19,900)	(888)
Total long-term deferred tax asset	(7,086)	2,528	(7,740)	3,033
Long-term deferred tax (liabilities)
Intangible assets, net of amortization (1)	(4,633)	(14,063)	(4,633)	(14,063)
Residual buyout	(6,639)	(3,850)	(6,639)	(3,850)
Property and Equipment, net of depreciation	(926)	(1,237)	(926)	(1,237)
Goodwill	(5,344)	(3,266)	(5,344)	(3,266)
Total long-term deferred tax (liabilities)	(17,542)	(22,416)	(17,542)	(22,416)
Net long-term deferred tax asset / (liability)	(24,628)	(19,888)	(25,282)	(19,383)
Net deferred tax asset / (liability)	$(27,467)	$(17,542)	$(27,467)	$(16,972)

(1)
Consistent with prior years, we have included in the long-term deferred tax liabilities, $17.5 million of deferred tax asset related to portfolios and other miscellaneous intangibles. This deferred tax asset is subject to a full valuation allowance.

Authoritative guidance requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under this guidance, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. Such objective evidence limits the ability to consider other evidence, such as our projections for future growth. If future events differ from management's estimates, the valuation allowance may change in the future.
We have reported a cumulative pretax book loss for 2013, 2012 and 2011. Considering the likelihood of realization of deferred tax assets, we reached the determination that a valuation allowance was appropriate. Management assesses the realizability of the deferred tax asset based on the criteria of authoritative guidance each reporting period.
As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $13.5 million and $41.8 million, respectively. If unused, these carryforwards will expire in varying amounts beginning in 2021 for federal and 2019 for state. The net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar limitations under the tax laws of state jurisdictions.

ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.
Our liabilities for unrecognized tax benefits are included in other long-term liabilities in our consolidated balance sheets. Interest and penalties related to income tax liabilities are included in income tax expense. We recognized less than $0.1 million of interest and penalties for the year ended December 31, 2013 and the balance of accrued interest and penalties recorded in the consolidated balance sheets as of December 31, 2013 was $0.3 million.
With limited exceptions, we are no longer subject to federal, state and local income tax audits by taxing authorities for the years prior to 2009.
Changes to our gross unrecognized tax benefits, excluding the related accrual for interest and penalties, are set forth below:

(Dollars in thousands)	iPAYMENT, INC.	iPAYMENT HOLDINGS, INC.
Balance at December 31, 2011	$1,324	$1,324
Reductions due to lapse of the applicable statute of limitations	(365)	(365)
Increase in prior year tax positions	89	89
Increase for tax positions taken during the current period	982	982
Balance at December 31, 2012	$2,030	$2,030
Reductions due to lapse of the applicable statute of limitations	(167)	(167)
Decrease in prior year tax positions	(281)	(281)
Increase for tax positions taken during the current period	245	245
Balance at December 31, 2013	$1,827	$1,827
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate are $0.1 million and $0.5 million as of December 31, 2013 and 2012 respectively . The Company does not expect its unrecognized tax benefits to significantly change in the next twelve months.

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
During the year ended December 31, 2013, the Board granted 164,452.37 phantom units under the Equity Plan to certain executives and key employees and 11,584.10 phantom units to non-employees, with a weighted-average grant date fair value of $32.97 per unit, which was equivalent to the then current fair value of Holdings' common stock at each grant date. Of the units granted to employees, 140,146.81 were service units and 24,305.56 were performance units. Units which were immediately vested on the grant date totaled 132,286.52, while the remainder will vest over time and under the conditions as described in the preceding paragraph.
A summary of the phantom unit activity under the Equity Plan as of December 31, 2013 is presented below:

	Phantom Units	Weighted Avg. Grant Date Fair Value
Granted to employees	670,249.43	$32.90
Vested	239,663.49	33.51
Forfeited	—	—
Total unvested, December 31, 2013	430,585.94	$34.43

Performance Based Phantom Units
The Company recognized no compensation expense related to performance based phantom units for the years ended December 31, 2013 and 2012, respectively. Achievement of the vesting events would result in 271,412.02 phantom units vesting. Unrecognized compensation expense related to nonvested performance based phantom units was $9.4 million at December 31, 2013. The Company may be required to adjust compensation cost in the future to the extent that any of the vesting events become probable.
Service Based Phantom Units
The Company recognized compensation expense related to service based phantom units of $5.7 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively. Unrecognized compensation expense related to nonvested service based phantom units was $5.2 million at December 31, 2013 which is expected to be recognized as expense over the weighted-average period of 2.9 years.

11. Comprehensive Income
There was no other comprehensive income for the years ended December 31, 2013, 2012, or 2011.
12. Related Party Transactions
In November 2010, we entered into a sublease agreement with Fortis Payment Systems, LLC, an ISG owned by an employee of Cambridge Acquisition Sub, LLC, a wholly owned subsidiary of iPayment. The lease agreement expired on November 10, 2013, and the Company now subleases the premises on a month-to-month basis.
In December 2012, we entered into a purchase and sale agreement with Fortis Payment Systems, LLC, whereby we acquired a portfolio of merchant accounts for a purchase price of $8.0 million.
13. Significant Concentration
Our customers consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2013, we provided services to small business merchants located across the United States in a variety of industries. A substantial portion of our merchants’ transaction volume comes from card-not-present transactions, which subject us to a higher risk of merchant losses. No single customer accounted for more than 1% of revenues during any of the periods presented. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.
The principal sponsoring bank through which we process the significant majority of our transactions is Wells Fargo.
14. Segment Information and Geographical Information
We consider our business activities to be in a single reporting segment. For years ended December 31, 2013, 2012, and 2011, we derived greater than 90%, 88%, and 87%, respectively, of our revenue and results of operations from processing revenues from card-based payments. Substantially all revenues are generated in the United States.
15. Employee Agreements and Employee Benefit Plans
We sponsor a defined contribution plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of iPayment, Inc. and certain of its subsidiaries. Under the 401(k) Plan, we may match contributions of up to 4% of a participant’s salary. For the years ended December 31, 2013 and 2012, the employer contribution was $0.4 million and $0.2 million, respectively. For the period from May 24 through December 31, 2011, employer contribution was $0.1 million. For the period from January 1 through May 23, 2011, employer contribution was $0.1 million.
See Note 10 “Stock Based Compensation” above for more information related to the Holdings Equity Incentive Plan.

16. Summarized Quarterly Financial Data
The following unaudited schedule indicates our quarterly results of operations for 2013 and 2012 (in thousands, except charge volume).

(Dollars in thousands, except noted otherwise)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	Unaudited	Unaudited	Unaudited	Unaudited	Audited

2013 - iPAYMENT, INC.
Revenue	$155,950	$173,939	$167,777	$169,181	$666,847
Interchange	81,841	90,602	89,952	88,946	351,341
Other cost of services, excluding depreciation and amortization	46,653	50,030	48,834	49,290	194,807
Selling, general, and administrative	5,867	13,855	6,071	11,128	36,921
Embezzlement costs	—	—	—	—	—
Embezzlement recoveries	(2,319)	(458)	(126)	(2,229)	(5,132)
Income from operations	10,865	7,871	11,727	11,343	41,806
Depreciation and amortization	13,043	12,039	11,319	10,703	47,104
Net income (loss)	(3,667)	(21,582)	(6,984)	(2,036)	(34,269)
Charge Volume (in millions, unaudited)	5,276	5,663	5,604	5,343	21,886
2013 - iPAYMENT HOLDINGS, INC.
Revenue	$155,950	$173,939	$167,777	$169,181	$666,847
Interchange	81,841	90,602	89,952	88,946	351,341
Other cost of services, excluding depreciation and amortization	46,676	50,053	48,865	49,322	194,916
Selling, general, and administrative	5,881	13,869	6,090	11,147	36,987
Embezzlement costs	—	—	—	—	—
Embezzlement recoveries	(2,319)	(458)	(126)	(2,229)	(5,132)
Income from operations	10,828	7,834	11,677	11,292	41,631
Depreciation and amortization	13,043	12,039	11,319	10,703	47,104
Net income (loss)	(11,143)	(27,948)	(12,529)	(6,965)	(58,585)
Charge Volume (in millions, unaudited)	5,276	5,663	5,604	5,343	21,886
2012 - iPAYMENT, INC.
Revenue	$165,132	$178,577	$168,550	$168,870	$681,129
Interchange	81,858	87,002	86,809	83,995	339,664
Other cost of services, excluding depreciation and amortization	48,436	53,307	50,335	50,410	202,488
Selling, general, and administrative	4,232	4,931	5,297	7,424	21,884
Embezzlement costs	922	1,202	287	207	2,618
Embezzlement recoveries	—	—	—	(3,135)	(3,135)
Income from operations	13,107	16,230	10,935	17,230	57,502
Depreciation and amortization	16,577	15,905	14,887	12,739	60,108
Net income (loss)	(1,601)	(317)	(1,739)	80	(3,577)
Charge Volume (in millions, unaudited)	5,538	5,720	5,624	5,318	22,200
2012 - iPAYMENT HOLDINGS, INC.
Revenue	$165,132	$178,577	$168,550	$168,870	$681,129
Interchange	81,858	87,002	86,809	83,995	339,664
Other cost of services, excluding depreciation and amortization	48,469	53,350	50,378	51,030	203,227
Selling, general, and administrative	4,250	4,958	5,324	6,815	21,347
Embezzlement costs	922	1,202	287	207	2,618
Embezzlement recoveries	—	—	—	(3,135)	(3,135)
Income from operations	13,056	16,160	10,865	17,219	57,300
Depreciation and amortization	16,577	15,905	14,887	12,739	60,108
Net income (loss)	(9,765)	(3,591)	(5,862)	1,226	(17,992)
Charge Volume (in millions, unaudited)	5,538	5,720	5,624	5,318	22,200

17. Supplemental Guarantor Financial Information
On May 6, 2011 the Company issued the 10.25% Notes pursuant to the 10.25% Notes indenture. The 10.25% Notes mature on May 15, 2018. As of December 31, 2013, the 10.25% Notes were fully and unconditionally guaranteed by all of iPayment's subsidiaries. However, the guarantees of iPayment's subsidiaries may be released and iPayment's future subsidiaries may not be required to guarantee the 10.25% Notes upon occurrence of any of the following events, all pursuant to the provisions of the 10.25% Notes Indenture (i) any direct or indirect sale or other disposition of any interest or participation, such as corporate stock, in a guarantor subsidiary, following which such guarantor subsidiary is no longer considered a restricted subsidiary of the Company; (ii) the designation of a guarantor subsidiary as an unrestricted subsidiary by the Company; (iii) the release, discharge or termination of the guarantee which resulted in the creation of the notes' guarantees as defined by the 10.25% Notes Indenture; and (iv) the legal defeasance of the 10.25% Notes or satisfaction and discharge of the 10.25% Notes Indenture.
In November and December 2013, the following wholly-owned subsidiaries of iPayment were merged into the Company, with, in each case, the Company as the surviving entity: iPayment of California, LLC, 1st National Processing, Inc., E-Commerce Exchange, Inc., iPayment of Maine, Inc., Online Data Corporation, CardSync Processing, Inc., TS Acquisition Sub, LLC, Quad City Acquisition Sub, Inc., NPMG Acquisition Sub, LLC, iFunds Cash Solutions, LLC, MSC Acquisition Sub, LLC, iPayment Acquisition Sub, LLC, iAdvantage, LLC, IPMT Transport, LLC and iPayment Sales, LLC.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the condensed consolidating balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income (loss) and cash flows for the years ended December 31, 2013 (Successor) and 2012 (Successor) and the periods May 24, 2011 through December 31, 2011 (Successor) and January 1, 2011 through May 23, 2011 (Predecessor).
As discussed above, during 2013 a number of subsidiaries which were guarantors of the 10.25% Notes were merged into iPayment, Inc. The effects of these mergers are reflected in the iPayment, Inc. column of the following condensed consolidating balance sheets and the related consolidated statements of comprehensive income (loss) and cash flows as of and for the year ended December 31, 2013 (Successor). The financial position and activities of the merged entities are reflected in the "Guarantor Subsidiaries" column of the following condensed consolidating balance sheets as of December 31, 2012 (Successor) and the related statements of comprehensive income (loss) and cash flows for the year ended December 31, 2012 (Successor) and the periods May 24, 2011 through December 31, 2011 (Successor) and January 1, 2011 through May 23, 2011 (Predecessor).

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2013
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,005	$—	$—	$—	$8,005
Accounts receivable, net	26,366	1,129	—	—	27,495
Prepaid expenses and other current assets	2,788	2,262	—	—	5,050
Deferred tax assets	—	—	—	—	—
Total current assets	37,159	3,391	—	—	40,550
Restricted cash	825	—	—	—	825
Property and equipment, net	6,031	871	—	—	6,902
Intercompany receivable	—	40,216	—	(40,216)	—
Merchant portfolios and other intangible assets, net	168,683	16,116	—	—	184,799
Goodwill	632,688	46,016	—	—	678,704
Investment in subsidiaries	99,921	—	—	(99,921)	—
Investment in 15.00%/15.00% Notes	24,661	—	—	—	24,661
Other assets, net	24,141	20	—	—	24,161
Total assets	$994,109	$106,630	$—	$(140,137)	$960,602
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,371	$816	$—	$—	$4,187
Income taxes payable	5,992	—	—	—	5,992
Accrued interest	7,028	—	—	—	7,028
Accrued liabilities and other	19,868	4,210	—	—	24,078
Deferred tax liabilities	2,055	784	—	—	2,839
Total current liabilities	38,314	5,810	—	—	44,124
Deferred tax liabilities	23,728	899	—	—	24,627
Intercompany payable	40,216	—	—	(40,216)	—
Long-term debt	785,357	—	—	—	785,357
Other liabilities	3,062	—	—	—	3,062
Total equity	103,432	99,921	—	(99,921)	103,432
Total liabilities and equity	$994,109	$106,630	$—	$(140,137)	$960,602

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2012
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,571	$1	$—	$—	$6,572
Accounts receivable, net	3,640	29,384	—	—	33,024
Prepaid expenses and other current assets	1,581	1,242	—	—	2,823
Deferred tax assets	1,284	1,062	—	—	2,346
Total current assets	13,076	31,689	—	—	44,765
Restricted cash	250	578	—	—	828
Property and equipment, net	1,843	5,576	—	—	7,419
Intercompany receivable	—	115,878	—	(115,878)	—
Merchant portfolios and other intangible assets, net	66,839	154,649	—	—	221,488
Goodwill	453,631	225,073	—	—	678,704
Deferred tax assets	28,751	—	—	(28,751)	—
Investment in subsidiaries	464,164	—	—	(464,164)	—
Investment in 15.00%/15.00% Notes	21,234	—	—	—	21,234
Other assets, net	20,509	1,422	—	—	21,931
Total assets	$1,070,297	$534,865	$—	$(608,793)	$996,369
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2,797	$4,041	$—	$—	$6,838
Income taxes payable	6,804	—	—	—	6,804
Accrued interest	6,754	—	—	—	6,754
Accrued liabilities and other	7,413	18,021	—	—	25,434
Total current liabilities	23,768	22,062	—	—	45,830
Deferred tax liabilities	—	48,639	—	(28,751)	19,888
Intercompany payable	115,878	—	—	(115,878)	—
Long-term debt	786,061	—	—	—	786,061
Other liabilities	2,222	—	—	—	2,222
Total equity	142,368	464,164	—	(464,164)	142,368
Total liabilities and equity	$1,070,297	$534,865	$—	$(608,793)	$996,369

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	2013
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$504,488	$162,359	$—	$—	$666,847
Operating expenses:
Interchange	258,821	92,520	—	—	351,341
Other costs of services	198,801	43,110	—	—	241,911
Selling, general and administrative	22,583	14,338	—	—	36,921
Embezzlement recoveries	(5,132)	—	—	—	(5,132)
Total operating expenses	475,073	149,968	—	—	625,041
Income from operations	29,415	12,391	—	—	41,806
Other expense:
Interest expense, net	63,829	1	—	—	63,830
Other expense (income), net	2,535	59	—	—	2,594
Income (loss) before income taxes	(36,949)	12,331	—	—	(24,618)
Income tax provision (benefit)	1,932	7,719	—	—	9,651
Equity in subsidiary earnings, net	4,612	—	—	(4,612)	—
Net and comprehensive income (loss)	(34,269)	4,612	—	(4,612)	(34,269)

	2012
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$132,590	$553,721	$—	$(5,182)	$681,129
Operating expenses:
Interchange	69,067	270,597	—	—	339,664
Other costs of services	40,842	226,936	—	(5,182)	262,596
Selling, general and administrative	8,426	13,458	—	—	21,884
Embezzlement costs	262	2,356	—	—	2,618
Embezzlement recoveries	—	(3,135)	—	—	(3,135)
Total operating expenses	118,597	510,212	—	(5,182)	623,627
Income from operations	13,993	43,509	—	—	57,502
Other expense:
Interest expense, net	64,347	—	—	—	64,347
Other expense (income), net	(1,447)	(378)	—	—	(1,825)
Income (loss) before income taxes	(48,907)	43,887	—	—	(5,020)
Income tax provision (benefit)	(18,343)	16,900	—	—	(1,443)
Equity in subsidiary earnings, net	26,987	—	—	(26,987)	—
Net and comprehensive income (loss)	(3,577)	26,987	—	(26,987)	(3,577)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	May 24 through December 31, 2011
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$93,014	$338,497	$—	$—	$431,511
Operating expenses:
Interchange	51,563	174,803	—	—	226,366
Other costs of services	28,243	131,947	—	—	160,190
Selling, general and administrative	3,317	7,233	—	—	10,550
Embezzlement costs	—	2,981	—	—	2,981
Embezzlement recoveries	—	—	—	—	—
Total operating expenses	83,123	316,964	—	—	400,087
Income from operations	9,891	21,533	—	—	31,424
Other expense:
Interest expense, net	40,264	15	—	—	40,279
Other expense (income), net	(541)	426	—	—	(115)
Income (loss) before income taxes	(29,832)	21,092	—	—	(8,740)
Income tax provision (benefit)	(9,487)	6,706	—	—	(2,781)
Equity in subsidiaries earnings, net	14,386	—	—	(14,386)	—
Net and comprehensive income (loss)	(5,959)	14,386	—	(14,386)	(5,959)

	January 1 through May 23, 2011
	Predecessor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$63,116	$213,574	$—	$—	$276,690
Operating expenses:
Interchange	36,764	111,015	—	—	147,779
Other costs of services	22,280	64,850	—	—	87,130
Selling, general and administrative	2,954	3,782	—	—	6,736
Embezzlement costs	—	1,153	—	—	1,153
Embezzlement recoveries	—	—	—	—	—
Total operating expenses	61,998	180,800	—	—	242,798
Income from operations	1,118	32,774	—	—	33,892
Other expense:
Interest expense, net	15,580	(2)	—	—	15,578
Other expense (income), net	18,672	132	—	—	18,804
Income (loss) before income taxes	(33,134)	32,644	—	—	(490)
Income tax provision (benefit)	(12,095)	12,506	—	—	411
Equity in subsidiary earnings, net	20,138	—	—	(20,138)
Net and comprehensive income (loss)	(901)	20,138	—	(20,138)	(901)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	2013
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$32,530	$582	$—	$—	$33,112
Investing activities:
Change in restricted cash	3	—	—	—	3
Expenditures for property and equipment	(2,906)	(583)	—	—	(3,489)
Notes receivable	(2,010)	—	—	—	(2,010)
Acquisitions of business and portfolios	(4,868)	—	—	—	(4,868)
Payments for prepaid residual expenses	(6,731)	—	—	—	(6,731)
Net cash used in investing activities	(16,512)	(583)	—	—	(17,095)
Financing activities:
Net borrowings (repayments) on line of credit	4,000	—	—	—	4,000
Repayments of debt	(5,000)	—	—	—	(5,000)
Net dividends to parent company	(10,779)	—	—	—	(10,779)
Debt issuance costs	(2,805)				(2,805)
Net cash used in financing activities	(14,584)	—	—	—	(14,584)
Net increase (decrease) in cash and cash equivalents	1,434	(1)	—	—	1,433
Cash and cash equivalents, beginning of period	6,571	1	—	—	6,572
Cash and cash equivalents, end of period	$8,005	$—	$—	$—	$8,005

	2012
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$31,593	$32,024	$—	$—	$63,617
Investing activities:
Change in restricted cash	(250)	(36)	—	—	(286)
Expenditures for property and equipment	(2,008)	(3,974)	—	—	(5,982)
Purchase of 15.00%/15.00% notes	(19,999)	—	—	—	(19,999)
Acquisitions of business and portfolios	(1,323)	(14,766)	—	—	(16,089)
Payments for prepaid residual expenses	—	(13,247)	—	—	(13,247)
Net cash used in investing activities	(23,580)	(32,023)	—	—	(55,603)
Financing activities:
Net borrowings (repayments) on line of credit	19,500	—	—	—	19,500
Repayments of debt	(8,000)	—	—	—	(8,000)
Net dividends to parent company	(10,324)	—	—	—	(10,324)
Debt issuance costs	(2,619)	—	—	—	(2,619)
Net cash used in financing activities	(1,443)	—	—	—	(1,443)
Net increase (decrease) in cash and cash equivalents	6,570	1	—	—	6,571
Cash and cash equivalents, beginning of period	1	—	—	—	1
Cash and cash equivalents, end of period	$6,571	$1	$—	$—	$6,572

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	May 24 through December 31, 2011
	Successor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$6,822	$17,547	$—		$24,369
Investing activities:
Change in restricted cash	—	14	—	—	14
Expenditures for property and equipment	(848)	(3,226)	—	—	(4,074)
Purchase of 15.00%/15.00% notes	—	—	—	—	—
Acquisitions of business and portfolios	(11,000)	(13,300)	—	—	(24,300)
Payments for prepaid residual expenses	—	(1,035)	—	—	(1,035)
Net cash used in investing activities	(11,848)	(17,547)	—	—	(29,395)
Financing activities:
Net borrowings (repayments) on line of credit	8,000	—	—	—	8,000
Repayments of debt	(14,500)	—	—	—	(14,500)
Net dividends to parent company	(5,456)	—	—	—	(5,456)
Debt issuance costs	—	—	—	—	—
Net cash used in financing activities	(11,956)	—	—	—	(11,956)
Net increase (decrease) in cash and cash equivalents	(16,982)	—	—	—	(16,982)
Cash and cash equivalents, beginning of period	16,983	—	—	—	16,983
Cash and cash equivalents, end of period	$1	$—	$—	$—	$1

	January 1 through May 23, 2011
	Predecessor
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by (used for)
operating activities	$20,627	$1,085	$—	$—	$21,712
Investing activities:
Expenditures for property and equipment	—	(1,085)	—	—	(1,085)
Payments for prepaid residual expenses	(539)	—	—	—	(539)
Net cash used in investing activities	(539)	(1,085)	—	—	(1,624)
Financing activities:
Net borrowings (repayments) on line of credit	(15,500)	—	—	—	(15,500)
Repayments of debt	(615,138)	—	—	—	(615,138)
Net dividends to parent company	(135,539)	—	—	—	(135,539)
Proceeds from issuance of long term debt, net	785,125	—	—	—	785,125
Debt issuance costs	(22,054)	—	—	—	(22,054)
Net cash used in financing activities	(3,106)	—	—	—	(3,106)
Net increase (decrease) in cash and cash equivalents	16,982	—	—	—	16,982
Cash and cash equivalents, beginning of period	1	—	—	—	1
Cash and cash equivalents, end of period	$16,983	$—	$—	$—	$16,983

18. Subsequent Events
Kurt C. Metzler's employment with the Company and Holdings terminated on January 9, 2014. Mr. Metzler was formerly Senior Vice President, Strategic Development for the Company and Holdings. In connection with his separation, all 24,305.56 phantom units previously granted to Mr. Metzler were forfeited.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Restatement of Consolidated Financial Statements
As discussed in “Item 1A - Risk Factors,” the Company restated its financial statements for the years ended December 31, 2009, 2010 and 2011 (including all interim periods within such years) and for the first two quarters of 2012 and failed to file its Quarterly Report on Form 10-Q for the interim period ended September 30, 2012 on a timely basis. See also Note 2 to our consolidated financial statements “Restatement of Consolidated Financial Statements.”
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

Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of our disclosure controls and procedures. In connection with the audit of our consolidated financial statements for 2013, the Board of Directors and management concluded that the implementation of the policies and procedures designed to address the material weaknesses that contributed to the restatement of the Company’s financial statements had been completed as of December 31, 2013, and that that the previously identified material weaknesses ceased to exist.

As a result, the Board of Directors and management concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
In connection with the audit of our consolidated financial statements for 2013, the Board of Directors and management concluded that the implementation of the policies and procedures designed to address the material weaknesses that contributed to the restatement of the Company’s financial statements had been completed as of December 31, 2013, and that that the previously identified material weaknesses ceased to exist.
As a result, the Board of Directors and management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
Except for the remediation efforts we have undertaken to address the material weaknesses that contributed to the restatement of the Company’s financial statements, there have not been any changes in our internal control over financial reporting for the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table provides information about our directors and executive officers as of December 31, 2013:

Name and Age	Principal Occupation, Business Experience, Directorships and Education
Carl A. Grimstad Chairman and Chief Executive Officer of iPayment and Holdings Age 46
Carl Grimstad co-founded iPayment and is the Company’s President and Chief Executive Officer. In 2003, Mr. Grimstad led iPayment in a successful IPO (NASDAQ: IPMT). Mr. Grimstad was instrumental in taking iPayment private in 2006. Mr. Grimstad has served since 1995 as the managing partner of GS Capital, LLC, a private investment company. Mr. Grimstad and his family are active supporters of various charities including the Nashville Zoo and the Sexual Assault Center. Mr. Grimstad currently serves as a board member of the Oasis Center, a safe haven for children in trouble. In the past, Mr. Grimstad has served as a trustee of the Cheekwood Botanical Gardens and as a board member of the Nashville Symphony. Mr. Grimstad graduated with a B.A. in Economics from Boston University.

Mark C. Monaco Chief Financial Officer, Executive Vice President, Treasurer and Director of iPayment and Holdings Age 48
Mark C. Monaco has served as iPayment’s Chief Financial Officer since October 2010 and as a member of iPayment’s board of directors since May 2011. From February 2007 to January 2009, Mr. Monaco served as Head of Principal Investments at Brooklyn NY Holdings, LLC, the investment organization of the Alfred Lerner Family. From June 1996 to January 2007, Mr. Monaco was a Managing Director at Windward Capital Management, LLC, a middle market private equity firm focused on financial and business services investments. During his tenure at Windward, Mr. Monaco served as Chairman of Retriever Payment Systems, Inc., a merchant acquiring organization, from 2000 to 2004, when it was acquired by National Processing Company. Prior to joining Windward Capital, Mr. Monaco was at Credit Suisse First Boston, serving as the Director of Finance and Corporate Development after several years in the financial institutions group with the firm’s investment banking department. Mr. Monaco earned his MBA in finance from The University of Pennsylvania, The Wharton Graduate School of Business, and received his undergraduate degree from Harvard University.

Philip J. Ragona Senior Vice President, General Counsel and Secretary of iPayment and Holdings Age 52
Philip J. Ragona has served as iPayment’s Senior Vice President, General Counsel, and Secretary since April 2012. From 2002 to 2012, Mr. Ragona served as Senior Vice President, General Counsel and Secretary of Atrium Corporation, a building products manufacturer. From 1995 to 2002, Mr. Ragona was with the law firm of Paul, Hastings, Janofsky & Walker LLP. From 1992 to 1995, Mr. Ragona was with the law firm of Cahill, Gordon & Reindel LLP. Mr. Ragona received his JD degree from the Columbia University School of Law and his undergraduate degree from the University of California, Los Angeles. Mr. Ragona is admitted to the state bars of New York and Texas.

Robert N. Purcell Vice President of Finance and Chief Accounting Officer of iPayment and Holdings Age 44
Robert N. Purcell has served as iPayment's Vice President of Finance and Chief Accounting Officer since October 2012.  Prior to joining iPayment, Mr. Purcell, a licensed CPA in California, was with Intuit, Inc. since 2010, serving as Vice President Finance, Intuit Financial Services.  From 1997 to 2009, Mr. Purcell was with Amgen, Inc., a publicly traded company, where he served in various financial capacities of increasing responsibility, most recently as Executive Director, Finance - Global Operations.  From 1993 to 1997, Mr. Purcell was at Deloitte &Touche LLP, serving as Audit Senior, Business Assurance and Advisory Services.  Mr. Purcell received his MBA degree from the University of Southern California and a BS in Business Administration from California State University, Northridge.

Kurt C. Metzler Senior Vice President – Strategic Development Age 51
Kurt C. Metzler served as iPayment’s Senior Vice President – Strategic Development from May 2012 to January 2014. Prior to joining iPayment, Mr. Metzler founded SFMS Inc., a consulting firm providing executive sales force, marketing, and business development services to the financial services industry, and served as its President from 2009 to 2012. From 2006 to 2009, Mr. Metzler served as Executive Vice President and General Manager of RBS WorldPay, a global provider of payment processing solutions. From 2002 to 2005, Mr. Metzler served as Executive Vice President and General Manager of Chase Merchant Services, a provider of merchant services solutions. Mr. Metzler earned his undergraduate degree from the University of Virginia. Mr. Metzler's employment with the Company and Holdings terminated on January 9, 2014.

John A. Vickers Director of iPayment and Holdings Age 51
John A. Vickers has served as a member of iPayment’s and Holdings’ boards of directors since September 2011. Mr. Vickers is currently Chairman and Chief Executive Officer of Tishman Realty Corporation and the Tishman Hotel Corporation, having served the Tishman organization for 27 years in various positions. He is responsible for Tishman’s owned portfolio of hotels and for overseeing all of the firm’s service divisions. Mr. Vickers was also Vice Chairman and Principal of Tishman Construction Corporation prior to its sale to AECOM in July 2010.

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
On November 15, 2012, the board granted 324,074.47 phantom units to Mr. Monaco and 24,305.56 phantom units to each of Mr. Ragona, Mr. Metzler and Mr. Purcell. In determining the size of these grants, the Board considered a variety of factors, including each executive's responsibilities with the Company, whether such executive's performance had met or exceeded the Board's expectations, each executive's anticipated contributions to the Company's growth and performance in the future aligning such executive's performance with the interests of Holdings' stockholders, comparative market compensation factors for like executives at both privately-held and publicly-held companies, such executive's experience, compensation history and tenure with the Company, and retention of such executive. The board did not apply a formulaic process or any specific weight to these factors in granting these equity awards, but applied a subjective process that resulted from the Board's business judgment, which was informed by, among other things, the Board members' experience. With respect to Messrs. Monaco and Ragona, these awards were made pursuant to the terms of their employment agreements. Mr. Ragona's employment agreement provides that he would receive equity compensation with a value in a fixed range of $350,000 to $500,000. In the case of Mr. Monaco, his employment agreement provides for equity compensation "determined by the Board [which] shall be commensurate with the equity awards granted to other senior executives of the Company." This language was intended to set the minimum level of his equity participation in the Company, as at the time that his employment agreement was entered into the Board had not established the Equity Plan or the pool of equity that would be available to management under the Equity Plan. Mr. Monaco's employment agreement provided that the equity award would occur prior to June 30, 2011. However, the plan design was not finalized until November 2012. This delay could have given rise to a claim that Mr. Monaco could terminate his employment with "good reason," triggering severance obligations, although Mr. Monaco never made such a claim and actively participated in general discussions as to plan design during this period. The Board set an award designed to adequately incentivize Mr. Monaco and retain his services. The Board believed that if Mr. Monaco were to leave the Company it would have been difficult to find a replacement able to perform the full range of duties and responsibilities that Mr. Monaco was performing for the Company at that time. All of these factors were taken into account by the Board in determining the size of Mr. Monaco's award. The Board believes that these awards are sufficient to retain and incentivize these executives in the near future because these awards are comprised of both service-based and performance-based units, which, as described in the Grants of Plan-Based Awards below, either vest over a four-year period (in the case of service-based units) or upon a change of control or public offering (in the case of performance-based units). Once vested, these phantom units will be settled on the first to occur of (i) a change in control, (ii) the seventh anniversary of the date of grant, and (iii) the executive's termination of employment. In connection with these grants, Holdings entered into phantom unit agreements with those individuals. The vesting terms of these phantom unit awards are described in the Grants of Plan-Based Awards below. Mr. Metzler agreed to forfeit all of his phantom units under a separation agreement in connection with his employment termination on January 9, 2014.
Retirement plans. Certain executive officers participate in iPayment’s defined contribution plan. iPayment’s contributions to its defined contribution plan on behalf of the named executive officers are shown in the “All Other Compensation” column of the Summary compensation table below.
Also, effective January 1, 2012, each of Messrs. Grimstad, Monaco, Ragona, Purcell, and Metzler (together with certain other Company executives) became eligible to participate in the iPayment Deferred Compensation Plan and the iPayment Executive Retention Plan (each, a “Deferred Compensation Plan”). Each Deferred Compensation Plan is comprised of the Executive Nonqualified Excess Plan Document and an Executive Nonqualified Excess Plan Adoption Agreement (collectively, the “Adoption Agreements”). Each Deferred Compensation Plan is a nonqualified, unfunded plan intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
Under the iPayment Deferred Compensation Plan, participants will have the option to defer up to 50% of their base salary and up to 100% of any non-performance-based bonus. The Company does not make contributions, matching or otherwise, under this Plan. Mr. Monaco deferred compensation payable in fiscal year 2013 in the iPayment Deferred Compensation Plan. For Mr. Monaco’s deferred amounts and other relevant details, see the Nonqualified Deferred Compensation table below.
Under the iPayment Executive Retention Plan, the Company may make discretionary contributions to the accounts of the participants in such Deferred Compensation Plan, in an amount determined each year by the Company. A participant will become fully vested in any contributions made by the Company to such participant’s account upon the first to occur of: (i) the participant reaching Normal Retirement Age and (ii) a Change of Control Event, in each case, as such terms are defined in the iPayment Executive Retention Plan Adoption Agreement. Participants will not have the option to defer any of their base salary or non-performance-based bonuses under the iPayment Executive Retention Plan. As of December 31, 2013, the Company had not made any discretionary contributions to the iPayment Executive Retention Plan.
Split-dollar agreements. On January 28, 2013, iPayment entered into split-dollar life insurance agreements providing coverage to each of Messrs. Grimstad and Monaco and their spouses that provide benefits to their designated beneficiaries in the amounts of $15,000,000 and $7,500,000, respectively. Each of these split-dollar life insurance policies is owned by a trust established by the insured named executive officer. For each of these insurance policies, iPayment has agreed to make all premium payments which are not paid by the applicable trust until the death of either the insured named executive officer or his wife or, if earlier, the termination of the agreements by the trust, at which time the trust shall repay to iPayment all amounts paid by iPayment on the insurance policy plus interest at the “applicable federal rate” since the inception of the policy. The Company paid premiums of $152,676 for Grimstad and $75,928 for Monaco for these policies during the 2013 fiscal year.
Summary. The board believes that the combination of competitive base salaries, annual incentives paid in cash, phantom equity awards and other employee benefits comprise a highly-effective and motivational executive compensation program, which works to attract and retain talented executives and strongly aligns the interests of senior management with those of the stockholders of the Company in seeking to optimize long-term performance. The board has reviewed the total compensation received by the executive officers during the year ended December 31, 2013, and has determined that those amounts were not excessive or unreasonable.
Report of the Board of Directors
The board has reviewed the Compensation Discussion and Analysis and discussed it with management, and, based on such review and discussions, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.
Carl A. Grimstad
Mark C. Monaco
John A. Vickers

Summary Compensation Table
The following table sets forth the compensation for the fiscal years 2013, 2012 and 2011 for our “named executive officers,” who consist of our principal executive officer, principal financial officer, and our other most highly compensated executive officers, for fiscal year 2013:
SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	All Other Compensation		Total
Carl A. Grimstad	2013	$1,011,040		$1,200,000	$—	$225,527	(2)(3)(7)(8)	$2,436,567
Chairman, Chief Executive Officer and President	2012	1,001,605		775,000	—	182,333	(2)(3)(7)	1,958,938
	2011	1,000,000		1,000,000	—	83,500	(2)(3)	2,083,500
Mark C. Monaco	2013	$610,722		$600,000	$—	$133,046	(2)(3)(7)(8)	$1,343,768
Executive Vice President, Chief Financial Officer, Treasurer and Director	2012	602,000		500,000	5,595,000	93,000	(2)(3)(7)	6,790,000
	2011	600,000		300,000	—	24,000	(2)(3)(7)	924,000
Philip J. Ragona	2013	$291,303		$100,000	$—	$22,184	(7)(8)	$413,487
Senior Vice President, General Counsel and Secretary	2012	231,668	(4)	120,000	420,000	42,090	(6)	813,758

Kurt C. Metzler	2013	$296,000		$—	$—	$22,759	(7)(8)	$318,759
Senior Vice President - Strategic Development	2012	187,692	(5)	100,000	420,000	4,487	(7)	712,179
Robert N. Purcell	2013	$230,000		$90,000	$—	$19,879	(7)(8)	$339,879
Vice President of Finance and Chief Accounting Officer

(1)
The amounts in this column reflect the aggregate grant date fair value of phantom units awarded. The assumptions used in the valuation of the phantom units are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2013 included in Item 8 of this Annual Report on Form 10-K. Because the Company recognized no compensation expense related to the performance based phantom units, the table does not include any value for these phantom units; however, unrecognized compensation expense at a maximum level of performance is currently estimated to be $6.9 million.

(2)	For Mr. Grimstad and Mr. Monaco, includes $12,500 each for Board of Directors fees for 2011 and $50,000 each for Board of Director fees for each of 2012 and 2013.

(3)
The amounts in this column include the aggregate incremental cost to iPayment of providing personal benefits. For Mr. Grimstad and Mr. Monaco, the figure in this column includes approximately $139,000 and $47,000, respectively, for personal use of iPayment’s aircraft in 2013, and approximately $113,000 and $40,000, respectively, for personal use of iPayment’s aircraft in 2012 in addition to approximately $71,000 and $10,000, respectively, for personal use of iPayment’s aircraft in 2011. This value is based on the variable cost per flight hour which consists of the hourly operating fee charged by the aircraft’s operator and other miscellaneous variable costs. The value excludes non-variable costs, such as management fees, fractional ownership commitment fees and any other costs not specifically related to trips. On certain occasions, the executive’s spouse or other family member may accompany the executive on a business flight. Typically, there are no additional incremental costs associated with such spousal or family travel.

(4)	Represents Mr. Ragona’s salary for the period commencing upon his hiring on April 16, 2012 and ending on December 31, 2012.

(5)	Represents Mr. Metzler’s salary for the period commencing upon his hiring on July 24, 2012 and ending on December 31, 2012.

(6)	Represents relocation reimbursements made to Mr. Ragona.

(7)
For Mr. Grimstad, the amount in this column for 2013 and 2012 includes $7,500 and $19,333 respectively of the Company’s 401(k) matching contribution. For Mr. Monaco, the amount in this column for 2013 and 2012 includes $7,500 and $3,000, respectively, of the Company’s 401(k) plan matching contribution in addition to $1,500 of the Company's 2011 401(k) plan matching contribution. For Mr. Ragona the amount in this column for 2013 includes $3,884 for the Company's 401(k) matching contribution. For Mr. Metzler, the amount in this column for 2013 and 2012 includes $7,500 and $4,487, respectively, of the Company's 401(k) plan matching contribution. For Mr. Purcell, the amount in this column includes $7,500 of the Company's 401(k) plan matching contribution.

(8)
For Mr. Grimstad, the amount in this column for 2013 includes a health premium of $29,026.68. For Mr. Monaco, the amount in this column for 2013 includes health a premium of $28,545.60. For Mr. Ragona, the amount in this column for 2013 includes a health premium of $18,299.76. For Mr. Metzler, the amount in this column for 2013 includes a health premium of $15,259.08. For Mr. Purcell, the amount in this column for 2013 and 2012 includes a health premium of $12,379.20 and $1481, respectively.

Grants of Plan-Based Awards
The Company did not grant any cash-based or equity-based awards to any executive officer during the fiscal year 2013.
On November 15, 2012, the Board granted 324,074.47, 24,305.56, 24,305.56, and 24,305.56 phantom units under the Equity Plan to Messrs. Monaco, Ragona, Purcell and Metzler, respectively. Each phantom unit represents a future right to a share of Holdings common stock, subject to the terms and conditions set forth in the phantom unit agreements that Holdings entered into with each of these individuals in connection with these grants. Under each phantom unit agreement, 50% of phantom units are “service units” and the remaining 50% of the phantom units are “performance units.” 20% of the service units vested at the time of the grant, with the remaining service units vesting in equal increments on the first four anniversaries of the grant date, such that, subject to continued employment, all service units would be vested by the four year anniversary of the grant date. Performance-based phantom units vest, if at all, upon the earlier to occur of a change in control (as defined in the phantom unit agreement) or a public offering (as defined therein) of Holdings. If neither a change in control nor a public offering has occurred by the seventh anniversary of the grant date, all unvested performance units will be forfeited. In addition, each phantom unit agreement also provides that all unvested service units will become fully vested upon a change in control, and all performance units will vest or be forfeited in accordance with the performance criteria described above. Each vested unit will settle into one share of Holdings common stock on the earliest to occur of (a) 30 days following the seventh anniversary of the grant date, (b) 30 days after a change in control that is also a change in control event within the meaning of Section 409A of the Code and (c) the 30th day following the individual holder’s termination of employment. Mr. Metzler agreed to forfeit all of his phantom units under a separation agreement in connection with his employment termination.
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
Mr. Monaco’s employment agreement provides for an initial employment period of three years, with automatic successive one-year extensions unless terminated by either party. As provided in the employment agreement, Mr. Monaco will receive (i) a minimum base salary of $600,000 per year; (ii) the potential to earn an annual bonus equal to 100% of his then-current base salary based on his achievements and certain corporate performance goals that may be established by the board of iPayment from time to time; (iii) the grant of equity awards when an equity compensation program is adopted, which was satisfied by the phantom unit grant to Mr. Monaco on November 15, 2012 (see the disclosure accompanying the Grants of Plan-Based Awards above); (iv) reimbursement of up to $21,000 for professional fees incurred in connection with the negotiation of the employment agreement and (v) other benefits, such as participation in the Company’s employee benefit plans, policies, programs and arrangements, as well as reimbursement of certain business and entertainment expenses and indemnification on the same basis as other executives of the Company.
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
As provided in his employment agreement, Mr. Ragona’s compensation includes, among other things: (i) a minimum base salary of $285,000 per year; (ii) a performance-based annual bonus of up to 50% of his base salary; (iii) within one year of the effective date, the grant of an equity award expected to have a value of up to $500,000 upon a sale of the Company at the implied equity value of the Company specified in the employment agreement, which was satisfied by the phantom unit grant to Mr. Ragona on November 15, 2012 (see the disclosure accompanying the Grants of Plan-Based Awards above); (iv) reimbursement of certain business expenses and after tax reimbursement of at least $25,000 for relocation expenses; (v) participation in the Company’s executive retention and deferred compensation plans and the Company’s employee benefit plans and programs, including, but not limited to, full matching of contributions under the Company’s 401(k) plan (based on current plan terms and IRS contribution limits); and (vi) indemnification on substantially the same basis as set forth in the indemnification agreements entered into by the Company’s other executives.
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
Robert N. Purcell
Mr. Purcell, who has served as our Vice President of Finance and Chief Accounting Officer since October 2012, does not currently have an employment agreement with the Company.

Kurt C. Metzler
Mr. Metzler served as our Senior Vice President – Strategic Development, pursuant to an at-will employment arrangement. Kurt C. Metzler's employment with the Company and Holdings terminated on January 9, 2014.
Outstanding Equity Awards at Fiscal Year-End 2013

Name	Grant Date	Stock Awards
		Number of Units of Stock That Have Not Vested (#)(1)	Market Value of Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(2)
Mark C. Monaco	November 15, 2012	97,222.34	$162,361	162,037.04	$270,602
Philip J. Ragona	November 15, 2012	7,291.67	$12,177	12,152.78	$20,295
Kurt C. Metzler	November 15, 2012	7,291.67	$12,177	12,152.78	$20,295
Robert N. Purcell	November 15, 2012	7,291.67	$12,177	12,152.78	$20,295

(1)
Represents service-based phantom unit awards granted under the iPayment Holdings, Inc. Equity Incentive Plan. As noted above in the disclosure accompanying the Grants of Plan-Based Awards, 20% of the service-based phantom units that were granted to our named executive officers vested on the grant date, and 20% vested on the first anniversary of the grant date for Messrs. Monaco, Ragona, Metzler and Purcell.

(2)	Fair market value as of December 31, 2013 of $1.67 per share of Holdings common stock, in which the phantom units are denominated, was determined by the board.

(3)
Represents performance-based phantom unit awards granted under the iPayment Holdings, Inc. Equity Incentive Plan. As noted above, performance-based phantom units vest, if at all, upon the earlier of a change in control (as defined in the phantom unit agreement) or a public offering (as defined therein) of Holdings.

Stock Vested during Fiscal Year 2013

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mark C. Monaco	32,407.45	$54,120
Philip J. Ragona	2,430.56	$4,059
Kurt C. Metzler	2,430.56	$4,059
Robert N. Purcell	2,430.56	$4,059

(1)	Represents service-based phantom unit awards that were vested in 2013 but are deferred. See Nonqualified Deferred Compensation table below.

Nonqualified Deferred Compensation
The table below sets forth information regarding the named executive officers’ deferred compensation for the fiscal year ended December 31, 2013.

Named Executive Officer	Executive contributions in last FY($)(1)	Registrant contributions in last FY($)	Aggregate earnings in last FY($)(1)	Aggregate withdrawals/distributions($)	Aggregate balance at last FYE($)(1)
Mark. C. Monaco	$121,920	$—	$44,476	$—	$166,396
Vested Phantom Units	$—	$54,120	$—	$—	$108,241
Philip J. Ragona	$—	$—	$—	$—	$—
Vested Phantom Units	$—	$4,059	$—	$—	$8,118
Kurt C. Metzler	$—	$—	$—	$—	$—
Vested Phantom Units	$—	$4,059	$—	$—	$8,118
Robert N. Purcell	$—	$—	$—	$—	$—
Vested Phantom Units	$—	$4,059	$—	$—	$8,118

(1)	The amounts in this column represent deferrals by Mr. Monaco under the iPayment Deferred Compensation Plan.
Beginning January 1, 2012, each of Messrs. Grimstad, Monaco, Ragona, Purcell, and Metzler (and certain other Company executives) became eligible to defer, at their option, up to 50% of their base salary and up to 100% of any non-performance-based bonus to the iPayment Deferred Compensation Plan. The Company has not, and will not, make contributions, matching or otherwise, under the iPayment Deferred Compensation Plan.
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
The chart above also includes the value of vested phantom units held by the named executive officers as of December 31, 2013.
Potential Payments upon Certain Terminations or a Change in Control
Subject to the assumptions set forth in the footnotes below, the following table sets forth information regarding the value of payments and other benefits payable by the Company to our named executive officers as of December 31, 2013 in the event of death, disability, qualifying termination or a change in control of Holdings. The table (in the column labeled “Acceleration of Phantom Units”) also includes the value of the unvested phantom units as of December 31, 2013, since those awards would become vested on a change of control in Holdings, whether or not the holder’s employment terminated. Except as otherwise noted below, the amounts shown assume termination or change in control effective as of December 31, 2013 and a fair market value of Holdings’ common stock on December 31, 2013 of $1.67 per share, as determined by the board.

Named Executive Officer	Accrued Compensation (1)	Severance Payments (2)	Acceleration of Phantom Units ($)(3)	COBRA Payments (4)
Mark C. Monaco	$108,241	$1,221,444	$432,963	$37,460
Philip J. Ragona	$8,118	$291,303	$32,472	$—
Kurt C. Metzler	$8,118	$—	$32,472	$—
Robert N. Purcell	$8,118	$—	$32,472	$—

(1)
Represents the amount the named executive would be entitled to receive as payout on his vested service-based phantom units in the event his employment was terminated on December 31, 2013, other than for "cause".

(2)	Represents the amounts the named executive officer would be entitled to receive if his employment was terminated without “cause” or with “good reason” on December 31, 2013.

(3)
Represents the payout amounts the named executive would be entitled to receive with respect to phantom units that accelerate upon a change in control. As noted above, upon a change in control of Holdings, all outstanding unvested phantom units, whether time-based or performance-based, become vested and all vested phantom units settle into shares of Holdings common stock (on a one-for-one basis), except that unvested performance-based phantom units will be forfeited on the seventh anniversary of the grant date if neither a change in control nor a public offering of Holdings has occurred. The values in this column of the table are based on a value of $1.67 per share of Holdings common stock, in which the phantom units are denominated. All unvested phantom units are automatically forfeited on a termination of employment for any reason.

(4)	Represents the maximum amount of COBRA payments that the named executive officer would be entitled to under his employment agreement.
Compensation of directors
All directors are paid a total annual retainer of $50,000, inclusive, for their service as a director on the boards of iPayment and Holdings.
The following table sets forth the compensation earned by the individuals serving as non-employee directors during 2013:
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of March 27, 2014, all of the issued and outstanding common stock of iPayment is owned by Holdings, and all of the issued and outstanding common stock of Holdings is owned by Carl A. Grimstad, iPayment’s Chairman and Chief Executive Officer, Harold H. Stream, III and certain entities and family trusts with respect to which Mr. Grimstad or Mr. Stream may be deemed to have or share beneficial ownership of securities owned by such entities and family trusts.
The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of March 27, 2014 by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than five percent of Holdings’ common stock. We deem shares of Holdings’ common stock that may be acquired by an individual or group within 60 days of March 27, 2014, pursuant to the exercise or settlement of options, warrants, phantom units, or convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
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

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Carl A. Grimstad (2)	4,376,352	89.8%
Harold H. Stream, III (3)	498,648	10.2%
Mark C. Monaco (4)(5)	88,858	1.8%
John A. Vickers	—	—%
Philip J. Ragona (5)	4,861	0.1%
Robert N. Purcell (5)	4,861	0.1%
All Directors and Executive Officers as a Group (5 persons) (4)(5)	4,474,932	91.8%

(1)	Unless otherwise indicated, the business address of each person listed is 126 East 56th Street, New York, New York, 10022.

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

(4)	Assumes the full exercise of all warrants that are exercisable within 60 days of March 27, 2014 and that are held by Adaero Holdings, LLC, an entity majority owned and controlled by Mr. Monaco.

(5)
Represents shares of common stock issuable in connection with the following phantom units awarded under the iPayment Holdings, Inc. Equity Incentive Plan which have vested as of March 27, 2014: Mark C. Monaco, 64,815; Philip J. Ragona, 4,861; and Robert Purcell 4,861. Does not include shares of common stock issuable in connection with the following phantom units awarded under the iPayment Holdings, Inc. Equity Incentive Plan which have not vested as of March 27, 2014: Mark C. Monaco, 259,260; Philip J. Ragona, 19,444; and Robert N. Purcell 19,444. For a description of the Equity Plan, please refer to Item 11, “Compensation Discussion and Analysis.”

Equity Compensation Plan Information
The following table contains information, as of December 31, 2013, about the amount of shares in Holdings to be issued upon the settlement of outstanding phantom units granted under the iPayment Holdings, Inc. Equity Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	670,249.43	$—	579,750.57
Equity compensation plans not approved by shareholders	—	—	—
Total	670,249.43	$—	579,750.57

(1)
The amount represents 670,249.43 phantom units granted to certain of our executives and key employees pursuant to the Equity Plan. For a description of the Equity Plan, please refer to Item 11, “Compensation Discussion and Analysis.”

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
The Company has entered into cooperation and restitution and/or settlement agreements with the following former executive officers: Robert Torino (former Chief Operating Officer and Executive Vice President of the Company and Chief Operating Officer and Assistant Secretary of Holdings), Nasir Shakouri (former Senior Vice President of Sales and Marketing of the Company), John Hong (former Vice President of Information Technology of the Company), and Bronson Quon (former Vice President and Corporate Controller of the Company). Robert Torino and Nasir Shakouri have agreed to repay, jointly, a total of $7.25 million, $4.3 million of which was paid as of March 27, 2014, and the remainder of which is expected to be repaid by July 1, 2016. John Hong has agreed to repay the Company a total of $550,000, $50,000 of which was paid as of March 27, 2014, and the remainder of which is expected to be repaid by July 1 2027. Bronson Quon, along with his wife, have agreed to repay the Company a total of $120,000, all of which was paid by March 27, 2014. Each of the agreements with Robert Torino, Nasir Shakouri, John Hong, and Bronson Quon and his wife, also contains the following provisions: (i) an agreement not to solicit the Company's merchants, agents or employees; (ii) a release of claims against the Company; and (iii) a mutual agreement not to disparage the other party. Each of the agreements with Robert Torino, Nasir Shakouri, and John Hong also includes deeds of trust in favor of the Company on various real properties owned by Messrs. Torino, Shakouri, and Hong, securing their outstanding obligations under such agreements. In addition, Robert Torino's and Nasir Shakouri's agreements include (i) a covenant by the Company not to commence any civil, administrative or other action against certain third parties; (ii) an agreement to return Company material, property and information; and (iii) a release of the Company's claims against Robert Torino and Nasir Shakouri, their families, and affiliated entities. The agreements with John Hong and Bronson Quon and his wife, also include (i) an agreement to cooperate with the Company's internal investigation and any future litigation or regulatory inquiries; (ii) an agreement to provide transition services to the Company; and (iii) an agreement by the Company not to commence any action against John Hong, Bronson Quon, their families, or affiliated entities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The following table sets forth the aggregate fees billed to iPayment, Inc. for the years ended December 31, 2013 and 2012, by Ernst & Young LLP. Fees are presented in the period to which they relate rather than the period in which they were billed.

	2013	2012
Audit Fees (1)	$988,922	$815,000
Audit Related Fees (2)	10,437	—
Tax Fees (3)	172,267	186,122
All Other Fees (4)	293,192	—
	$1,464,818	$1,001,122

(1)
Audit Fees consist of professional service fees rendered for the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements included in our Form 10-K annual reports and in our From 10-Q quarterly reports. This category also includes professional service fees related to the restatement of the Company’s Affected Financial Statements.

(2)	Audit Related Fees principally include due diligence in connection with acquisitions, accounting consultations, audits in connection with proposed or consummated acquisitions and information systems.

(3)	Tax fees consist of U.S. tax compliance, tax planning and other U.S. tax-related consultations.

(4)
All Other Fees consist of professional service fees associated with due diligence engagements, regulatory requests related to the internal investigation conducted relating to the revealed financial misconduct as well as other advisory fees.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated March 27, 2014, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page above.
(2) “Schedule II – Valuation and Qualifying Accounts -” is included below. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts
iPayment, Inc.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Predecessor
Period Ended May 23, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$735,000	$95,000	$—	$24,000	(1)	$806,000
Valuation allowance on deferred tax asset	589,000	—	—	—		589,000
Reserve for merchant advance losses	397,000	—	—	17,782		379,218
Reserve for merchant losses	1,385,000	—	—	92,000	(2)	1,293,000
Total	$3,106,000	$95,000	$—	$133,782		$3,067,218
Successor:
Period Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$806,000	$914,000	$—	$140,000	(1)	$1,580,000
Valuation allowance on deferred tax asset	589,000	1,060,000	—	—		1,649,000
Reserve for merchant advance losses	379,218	—	—	27,218		352,000
Reserve for merchant losses	1,293,000	4,100,000	—	4,163,000	(2)	1,230,000
Total	$3,067,218	$6,074,000	$—	$4,330,218		$4,811,000
Period Ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,580,000	$419,000	$—	$1,116,000	(1)	$883,000
Valuation allowance on deferred tax asset	1,649,000	12,000	—	—		1,661,000
Reserve for merchant advance losses	352,000	—	—	29,000		323,000
Reserve for merchant losses	1,230,000	50,000	—	8,000	(2)	1,272,000
Total	$4,811,000	$481,000	$—	$1,153,000		$4,139,000
Period Ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$883,000	$122,000	$—	$552,000	(1)	$453,000
Valuation allowance on deferred tax asset	1,661,000	18,264,000	—	—		19,925,000
Reserve for merchant advance losses	323,000	—	—	7,000		316,000
Reserve for merchant losses	1,272,000	391,000	—	468,000	(2)	1,195,000
Total	$4,139,000	$18,777,000	$—	$1,027,000		$21,889,000

(1)	Write-off of previously reserved accounts receivables.

(2)	Write-off of previously reserved merchant losses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT, INC.

By:	/s/ Carl A. Grimstad
	Name:	Carl A. Grimstad
	Title:	Chairman and Chief Executive Officer
March 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2014.

Signature	Title

/s/ Carl A. Grimstad	Chairman and Chief Executive Officer
Carl A. Grimstad	(Principal Executive Officer)

/s/ Mark C. Monaco	Executive Vice President, Chief Financial Officer, Treasurer and Director
Mark C. Monaco	(Principal Financial Officer)

/s/ Robert N. Purcell	Vice President of Finance and Chief Accounting Officer
Robert N. Purcell	(Principal Accounting Officer)

/s/ John A. Vickers	Director
John A. Vickers

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPAYMENT HOLDINGS, INC.

By:	/s/ Carl A. Grimstad
	Name:	Carl A. Grimstad
	Title:	Chairman and Chief Executive Officer
March 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2014.

Signature	Title

/s/ Carl A. Grimstad	Chairman and Chief Executive Officer
Carl A. Grimstad	(Principal Executive Officer)

/s/ Mark C. Monaco	Executive Vice President, Chief Financial Officer, Treasurer and Director
Mark C. Monaco	(Principal Financial Officer)

/s/ Robert N. Purcell	Vice President of Finance and Chief Accounting Officer
Robert N. Purcell	(Principal Accounting Officer)

/s/ John A. Vickers	Director
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

10.3
Amendment to the Credit Agreement, dated as of July 25, 2013, among iPayment, Inc. (the "Company"), as borrower, iPayment Holdings, Inc. and the other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto, incorporated by reference to Exhibit 10.1 of iPayment, Inc.'s Current Report on Form 8-K filed with the SEC on July 26, 2013, File No. 001-16725

10.4
Security Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.5
Pledge Agreement, dated as of May 6, 2011, among iPayment, Inc., iPayment Holdings, Inc., the guarantors party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.3 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2011.

10.6
Service Agreement, dated July 1, 2002, between First Data Merchant Services Corporation and iPayment Holdings, Inc., incorporated by reference to Exhibit 10.16 of iPayment, Inc.’s Registration Statement on Form S-1 filed with the SEC on March 4, 2003, File No. 333-101705.

10.7
First Amendment to Service Agreement, dated October 25, 2002, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.17 of iPayment, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 6, 2002, File No. 333-101705.

10.8
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

10.10
Fourth Amendment to Service Agreement, dated as of May 25, 2004, between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.8 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.11
Asset Purchase Agreement, dated December 27, 2004, between iPayment Inc., iPayment Acquisition Sub LLC, First Data Merchant Services Corporation and Unified Merchant Services, incorporated by reference to Exhibit 10.32 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2005, File No. 000-50280.

10.12
Service Agreement, dated December 27, 2004, between iPayment, Inc. and First Data Merchant Services Corporation, incorporated by reference to Exhibit 10.33 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2005, File No. 000-50280.*

10.13
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

10.17
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

10.19
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

10.22
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

10.24
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

10.28
Tenth Amendment to Service Agreement, dated as of November 12, 2009, by and between First Data Merchant Services Corporation and iPayment, Inc., incorporated by reference to Exhibit 10.27 of iPayment, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2011, File No. 000-50280.

10.29
Employment Agreement, dated March 4, 2011, between Mark C. Monaco and iPayment, Inc., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2011

10.30
Employment Agreement, dated as of March 26, 2012, between Philip J. Ragona and iPayment, Inc., incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on March 30, 2012.

10.31
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

10.34	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2011.

10.35
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

10.38	iPayment Holdings, Inc. Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on November 21, 2012.

10.39	Form of iPayment Holdings, Inc. Phantom Unit Agreement, incorporated by reference to Exhibit 10.2 of iPayment, Inc.’s Current Report on Form 8-K filed with the SEC on November 21, 2012.

10.40	iPayment Holdings, Inc. Stockholders Agreement, incorporated by reference to Exhibit 10.1 of iPayment, Holdings’ Current Report on Form 8-K filed with the SEC on August 30, 2012.

10.41
Split-Dollar Agreement, dated as of January 28, 2013, between iPayment, Inc. and the Carl A. Grimstad 2013 Insurance Trust I, incorporated by reference to Exhibit 10.40 of iPayment, Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

10.42
Split-Dollar Agreement, dated as of January 28, 2013, between iPayment, Inc. and the Monaco Family Irrevocable Life Insurance Trust, incorporated by reference to Exhibit 10.41 of iPayment, Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

10.43
Assignment of Life Insurance Policy as Collateral, dated March 4, 2013, by the Carl A. Grimstad 2013 Insurance Trust I, incorporated by reference to Exhibit 10.42 of iPayment, Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

10.44
Assignment of Life Insurance or Annuity Policy as Collateral Security, dated February 27, 2013, by the Monaco Family Irrevocable Life Insurance Trust, incorporated by reference to Exhibit 10.43 of iPayment, Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

14.1
Code of Business Conduct and Ethics of iPayment, Inc., incorporated by reference to Exhibit 14.1 of iPayment, Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

14.2
Code of Ethics for the Chief Executive Officer and senior financial officers of iPayment, Inc., incorporated by reference to Exhibit 14.2 of iPayment, Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2013, File No. 000-50280.

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