Form 10-Q
period 2014-03-31
iPayment, Inc.; iPayment Holdings, Inc
filed 2014-05-14
CIK 1140184, 1364652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑

Title of each class	Shares Outstanding at May 14, 2014
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

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
Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2014 (our “2013 Annual Report”).
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
(Dollars in thousands)
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$513	$8,005	$513	$8,005
Accounts receivable, net of allowance for doubtful accounts of $462 and $453 at March 31, 2014, and December 31, 2013, respectively	23,828	27,495	23,828	27,495
Income tax receivable	—	—	2,988	2,646
Prepaid expenses and other current assets	5,840	5,050	4,108	4,472
Total current assets	30,181	40,550	31,437	42,618
Restricted cash	803	825	803	825
Property and equipment, net	6,645	6,902	6,645	6,902
Merchant portfolio and other intangible assets, net of accumulated amortization of $153,158 and $143,533 at March 31, 2014, and December 31, 2013, respectively	175,407	184,799	175,407	184,799
Goodwill	678,704	678,704	679,504	679,504
Investment in 15.00%/15.00% Holdings notes, held to maturity	24,919	24,661	—	—
Other assets, net	22,684	24,161	24,703	26,252
Total assets	$939,343	$960,602	$918,499	$940,900
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,995	$4,187	$3,995	$4,187
Income taxes payable, net	5,650	5,992	—	—
Accrued interest	17,224	7,028	25,275	9,711
Accrued liabilities and other	19,764	24,078	19,764	24,078
Deferred tax liabilities	2,839	2,839	2,185	2,185
Total current liabilities	49,472	44,124	51,219	40,161
Deferred tax liabilities, net	26,430	24,627	27,085	25,282
Long-term debt	768,434	785,357	894,008	910,893
Other liabilities	2,882	3,062	2,882	3,062
Total liabilities	847,218	857,170	975,194	979,398
Commitments and contingencies (Note 9)	—	—	—	—
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2014, and December 31, 2013	165,764	165,764	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at March 31, 2014, and December 31, 2013	—	—	45,268	45,268
Additional paid-in capital	8,310	8,032	8,310	8,032
Accumulated deficit	(81,949)	(70,364)	(110,273)	(91,798)
Total stockholder’s equity (deficit)	92,125	103,432	(56,695)	(38,498)
Total liabilities and stockholder’s equity	$939,343	$960,602	$918,499	$940,900
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Revenues	$158,107	$155,950
Operating expenses:
Interchange	86,006	81,841
Other costs of services	58,676	59,696
Selling, general and administrative	6,415	5,867
Embezzlement recoveries	(116)	(2,319)
Total operating expenses	150,981	145,085
Income from operations	7,126	10,865
Other expense:
Interest expense, net	16,450	15,369
Other expense, net	87	2,537
Loss before income taxes	(9,411)	(7,041)
Income tax provision (benefit)	2,136	(3,374)
Net and comprehensive loss	$(11,547)	$(3,667)
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Revenues	$158,107	$155,950
Operating expenses:
Interchange	86,006	81,841
Other costs of services	58,676	59,719
Selling, general and administrative	6,453	5,881
Embezzlement recoveries	(116)	(2,319)
Total operating expenses	151,019	145,122
Income from operations	7,088	10,828
Other expense:
Interest expense, net	23,340	22,074
Other expense, net	87	2,537
Loss before income taxes	(16,339)	(13,783)
Income tax provision (benefit)	2,136	(2,640)
Net and comprehensive loss	$(18,475)	$(11,143)
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Cash flows from operating activities
Net loss	$(11,547)	$(3,667)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,380	13,043
Share-based compensation	278	426
Noncash interest and other expense (income)	1,141	(3,008)
Loss on disposal of property and equipment	101	287
Changes in assets and liabilities:
Accounts receivable	3,667	3,615
Prepaid expenses and other current assets	(790)	523
Other assets	(96)	1,650
Accounts payable and income taxes payable	(534)	(5,679)
Accrued interest	10,196	10,216
Deferred tax liabilities, net	1,803	—
Accrued liabilities and other	(4,494)	(2,927)
Net cash provided by operating activities	10,105	14,479
Cash flows from investing activities
Change in restricted cash	22	2
Expenditures for property and equipment	(790)	(474)
Acquisitions of businesses and portfolios	—	(359)
Notes receivable	209	—
Payments for prepaid residual expenses	—	(323)
Net cash used in investing activities	(559)	(1,154)
Cash flows from financing activities
Net repayments on line of credit	(17,000)	(10,000)
Repayments of debt	—	(5,000)
Dividends paid to parent company	(38)	(38)
Net cash used in financing activities	(17,038)	(15,038)
Net decrease in cash and cash equivalents	(7,492)	(1,713)
Cash and cash equivalents, beginning of period	8,005	6,572
Cash and cash equivalents, end of period	$513	$4,859
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,245	$61
Cash paid during the period for interest	$6,527	$5,558
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Cash flows from operating activities
Net loss	$(18,475)	$(11,143)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,380	13,043
Share-based compensation	278	426
Noncash interest and other expense (income)	1,509	(385)
Loss on disposal of property and equipment	101	287
Changes in assets and liabilities:
Accounts receivable	3,667	3,615
Prepaid expenses and other current assets	22	(516)
Other assets	(96)	1,579
Accounts payable and income taxes payable	(192)	(4,947)
Accrued interest	15,564	15,409
Deferred tax liabilities, net	1,803	—
Accrued liabilities and other	(4,494)	(2,927)
Net cash provided by operating activities	10,067	14,441
Cash flows from investing activities
Change in restricted cash	22	2
Expenditures for property and equipment	(790)	(474)
Acquisitions of businesses and portfolios	—	(359)
Notes receivable	209	—
Payments for prepaid residual expenses	—	(323)
Net cash used in investing activities	(559)	(1,154)
Cash flows from financing activities
Net repayments on line of credit	(17,000)	(10,000)
Repayments of debt	—	(5,000)
Net cash used in financing activities	(17,000)	(15,000)
Net decrease in cash and cash equivalents	(7,492)	(1,713)
Cash and cash equivalents, beginning of period	8,005	6,572
Cash and cash equivalents, end of period	$513	$4,859
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,245	$61
Cash paid during the period for interest	$6,527	$5,558
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)
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
Business
Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the internet. We market and sell our services to merchants throughout the United States through various channels, including a network of ISGs, which are non-employee, external sales organizations with which we have contractual relationships, and directly to merchants through our employee sales force, partnerships with various associations and agents banks, through the use of electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services at our operating facility in Westlake Village, California.
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
Revenue and Cost Recognition
Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a rate primarily based upon each merchant’s charge volume and risk profile as well as certain fixed charges for various products and services on a monthly or annual basis. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each transaction. We recognize discounts and other fees related to payment transactions at the time the merchant's transactions are processed. Related interchange and assessment costs are also recognized at that time. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry compliance fees, ancillary products and fees for other miscellaneous services, such as handling chargebacks. We recognize revenues derived from service fees at the time the service is performed.

We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have ultimate responsibility for the merchant, as evidenced by our liability for merchant losses or credit risk, or portability with respect to such merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from merchant portfolios where we do not have liability for merchant losses or credit risk or rights of portability, such as certain bank portfolios we acquired from First Data Merchant Services ("FDMS") and certain of our other portfolios, are reported net of interchange, as required by ASC Topic 605.
Other Costs of Services
Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants. The primary components of other costs of services includes residual payments to ISGs, which are commissions we pay to our ISGs based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-party processing costs. Other costs of services also include depreciation expense, which is recognized generally on a straight-line basis over the estimated useful life of the assets, and amortization expense, the substantial majority of which is recognized using an accelerated method over a 15-year period.
Amortization of Intangible Assets
Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts from third parties, buyouts of residual payment obligations related to our merchant portfolios, or residual buyouts or acquisitions of any business where we allocated a portion of the purchase price to such business' existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, the actual costs of revenues differ from the expected costs of revenues, we will adjust amortization expense accordingly. Historically, we have experienced an average monthly volume attrition of approximately 1.5% to 2.2% of our total charge volume.
We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three months ended March 31, 2014, amortization expense related to our merchant processing portfolios and other intangible assets was $9.7 million. For the three months ended March 31, 2013, amortization expense related to our merchant processing portfolios and other intangible assets was $12.5 million.
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be treated as a change in estimate and accounted for prospectively. There were no related adjustments to amortization expense for the three months ended March 31, 2014 and March 31, 2013.
Our intangible assets are amortized over their estimated lives, except our trade name intangibles, which were determined to have indefinite lives as there are no legal, regulatory, contractual, economic or other factors that limit the useful life to us of such intangible assets, and we have no plans to cease using such names. We believe our trade names have an inherent value due to brand strength.
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
Based on an analysis we performed during the fourth quarter of 2013, we concluded that our "iPayment Inc." trade name was impaired by $5.0 million and recognized the applicable charge in the year ended December 31, 2013.
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

We believe the carrying amounts of financial instruments at March 31, 2014 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. At March 31, 2014, the carrying value of the term facility under the Senior Secured Credit Facilities, net of a discount of $1.1 million, was $346.4 million and the carrying value of the revolving facility was $22.0 million. We estimate the fair value of the term facility to be approximately $344.9 million, considering executed trades occurring around March 31, 2014, and we believe that the fair value of the revolver facility approximates carrying value due to its short maturities. The carrying value of the 10.25% Notes was $400.0 million as of March 31, 2014. We estimate their fair value to be approximately $294.0 million based on consideration of executed trades occurring around March 31, 2014. The carrying value of the 15.00%/15.00% Notes, net of discount of $0.7 million was $125.6 million as of March 31, 2014. We estimate their fair value to be approximately $62.5 million, considering executed trades occurring around March 31, 2014. The fair value of the Senior Secured Credit Facilities, the 10.25% Notes, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and we do not believe the creditors under our borrowing arrangements are willing to settle these instruments with us at their estimated fair values indicated herein.
Common Stock
iPayment and Holdings had 100 and 4,875,000 shares of common stock, respectively, issued and outstanding at March 31, 2014. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for Holdings common stock or for the Warrants. No Warrants were exercised as of March 31, 2014.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award, which generally equals the vesting period. For the three months ended March 31, 2014 and 2013, we recognized $0.3 million and $0.4 million, respectively, in expense related to vested service units. For performance stock units, we re-assess the probability of vesting at each reporting period and if the target is not attained, we do not recognize any expense. The performance condition is not considered in determining the grant date fair value. For the three months ended March 31, 2014 and 2013, we did not recognize any expense for performance-based phantom stock units.

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
As disclosed in the Company's 2013 Annual Report, the Company has entered into cooperation and restitution and/or settlement agreements with all the material participants in the misconduct. Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. Of this amount, the Company had collected $5.4 million as of March 31, 2014, including $0.1 million during the three months ended March 31, 2014. Of the remaining $3.0 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $1.2 million is scheduled to be repaid to the Company by no later than July 1, 2016. There can be no assurance, however, that we will be able to recover all or a material portion of the remaining amounts described above. In addition, on May 1, 2013, the Company recovered $3 million under its crime insurance policy in connection with the misconduct described above.
(3) Acquisitions
There were no material acquisitions of businesses or other assets during the three months ended March 31, 2014 and 2013.
(4) Other Intangibles
Payments for Prepaid Residual Expenses
We made no material payments for prepaid residual expenses during the three months ended March 31, 2014. For the three months ended March 31, 2013, we made payments totaling $0.3 million to several ISGs in exchange for contract modifications which, among other provisions, lower our obligations for future payments of residuals to them. These payments, in 2013, were assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives.

(5) Long-Term Debt
Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	As of March 31, 2014	As of December 31, 2013	As of March 31, 2014	As of December 31, 2013
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$347,500	$347,500	$347,500	$347,500
Revolving facility	22,000	39,000	22,000	39,000
Discount on Senior Secured Credit Facilities - Term Facility	(1,066)	(1,143)	(1,066)	(1,143)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	126,289	126,289
Discount on 15.00%/15.00% Notes, net of amortization of $451 as of 3/31/14 and $412 as of 12/31/2013	—	—	(715)	(753)
	768,434	785,357	894,008	910,893
Less: Current portion of long-term debt	—	—	—	—
Total long-term debt	$768,434	$785,357	$894,008	$910,893
The terms of our long-term debt contain various financial and non-financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts thereunder immediately due and payable. We currently do not have available cash or other similar liquid resources available to repay all of our debt obligations if they were to become immediately due and payable. As of March 31, 2014, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.46 to 1.00 compared to the allowed maximum of 4.00 to 1.00. As of March 31, 2014, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.42 to 1.00 compared to the allowed minimum of 1.25 to 1.00.

During the first three months of 2014, we made net repayments of $17.0 million under the revolving facility of the Senior Secured Credit Facilities.
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
At March 31, 2014, iPayment had approximately $346.4 million of term loans outstanding (net of discount of $1.1 million) at a weighted average interest rate of 6.75% and $22.0 million of borrowings under its revolving facility at a weighted average interest rate of 5.46%.
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
Pursuant to the Amendment, the financial covenants set forth in the Credit Agreement were amended as follows: (i) the minimum Consolidated Interest Coverage Ratio is required to be not less than (1) 1.25x as of the end of each fiscal quarter through December 31, 2015, (2) 1.30x for each fiscal quarter ending between January 1, 2016 and December 31, 2016, and (3) 1.35x for each fiscal quarter ending thereafter and (ii) the maximum Senior Secured Leverage Ratio is required to be less than (1) 4.00x as of the end of each fiscal quarter through March 31, 2014, (2) 3.75x as of the end of each fiscal quarter ending between April 1, 2014 and March 31, 2015, (3) 3.50x as of the end of each fiscal quarter ending between April 1, 2015 and March 31, 2016, (4) 3.25x as of the end of each fiscal quarter ending between April 1, 2016 and March 31, 2017 and (5) 3.00x for each fiscal quarter ending thereafter.
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
15.00%/15.00% Notes
The 15.00%/15.00% Notes were issued pursuant to an indenture, dated as of May 6, 2011 (the “15.00%/15.00% Notes Indenture”), between Holdings and the Trustee. Interest on the 15.00%/15.00% Notes accrues from and includes the issue date of the 15.00%/15.00% Notes. The first interest payment date was November 15, 2011. The 15.00%/15.00% Notes will mature on November 15, 2018 . For any interest period through and including May 15, 2015, Holdings may elect to pay interest on the 15.00%/15.00% Notes (i) entirely in cash (“cash interest”) or (ii) pay interest on 50% of the outstanding principal amount of the 15.00%/15.00% Notes in cash interest and on 50% of the outstanding principal amount of the 15.00%/ 15.00% Notes by increasing the principal amount of the outstanding 15.00%/15.00% Notes or by issuing additional 15.00%/15.00% Notes (“PIK interest”). Notwithstanding the foregoing, Holdings will pay cash interest on the 15.00%/15.00% Notes to the extent that iPayment would, on the date notice of such election is required to be made, be permitted pursuant to its debt agreements to pay a dividend or distribution to Holdings in an amount sufficient to pay such cash interest on the relevant interest payment date. After May 15, 2015, Holdings will pay solely cash interest on the 15.00%/15.00% Notes, subject to certain rights to pay partial PIK interest for up to two additional interest periods.
Cash interest and PIK interest each accrue at a rate of 15.00% per annum. If Holdings’ leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of additional PIK interest. For the quarter ended March 31, 2014 we determined that our leverage ratio was 8.41 to 1.00; accordingly, we have recognized $0.7 million of additional 2.00% PIK interest expense during the three months ended March 31, 2014 with respect to the interest period from November 15, 2013 to May 15, 2014. We are obligated to pay additional 2% PIK interest until the next interest payment date on which the Company's leverage ratio is equal to, or less than, 7.25 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date. The 15.00%/15.00% Notes will bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of PIK interest is made. Holdings must elect the form of interest payment with respect to each interest period not later than the beginning of each interest period. In the absence of such an election, Holdings will pay interest according to the election for the previous interest period.
The 15.00%/15.00% Notes Indenture contains covenants that, among other things, restrict Holdings and its restricted subsidiaries’ ability to pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens, agree to dividend and payment restrictions affecting restricted subsidiaries, consummate mergers, consolidations or other business combinations, designate subsidiaries as unrestricted, change its or their line of business, or enter into certain transactions with affiliates. The 15.00%/15.00% Notes Indenture also provides for customary events of default, including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events.
The 125,000 Units issued by Holdings on May 6, 2011, consist of $125.0 million in aggregate principal amount of 15.00%/15.00% Notes and Warrants to purchase 125,000 shares of common stock at $0.01 per share, subject to adjustment upon the occurrence of certain events described in the warrant agreement entered into by Holdings and Wilmington Trust,

National Association (as successor by merger to Wilmington Trust FSB) (the “Warrant Agreement”). The proceeds from the issuance of the Units were allocated between the 15.00%/15.00% Notes and the Warrants based on the relative fair value of the items.
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
iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities of $9.3 million, 10.25% Notes of $7.2 million, and the purchase of Holdings 15.00%/15.00% Notes of $0.7 million, as of March 31, 2014. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $2.0 million and a debt discount related to the Warrants of $0.7 million as of March 31, 2014.
These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.
Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities, the 10.25% Notes and the purchase of Holdings 15.00%/15.00% Notes were $0.7 million, $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2014. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was $0.1 million for the three months ended March 31, 2014.
(6) Segment Information and Geographical Information
We consider our business activities to be in a single reporting segment. For the years ended December 31, 2013, and 2012, we derived greater than 90% and 88%, respectively, of our revenue and results of operations from processing revenues from card-based payments. Substantially all of our revenues are generated in the United States.

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries the condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013 and the related consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013 and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013.
Effective December 31, 2013 a number of subsidiaries which were guarantors of the 10.25% Notes were merged into iPayment, Inc. The effects of these mergers are reflected in the “iPayment, Inc.” column of the following condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013 and consolidated statements of comprehensive income (loss) and cash flows for the three months ended March 31, 2014. The activities of the merged entities are reflected in the “Guarantor Subsidiaries” column of the following consolidated statements of comprehensive income (loss) and cash flows for the three months ended March 31, 2013.

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$513	$—	$—	$—	$513
Accounts receivable, net	22,435	1,393	—	—	23,828
Prepaid expenses and other current assets	4,143	1,697	—	—	5,840
Total current assets	27,091	3,090	—	—	30,181
Restricted cash	803	—	—	—	803
Property and equipment, net	5,717	928	—	—	6,645
Intercompany receivable	—	40,828	—	(40,828)	—
Merchant portfolios and other intangible assets, net	160,078	15,329	—	—	175,407
Goodwill	632,688	46,016	—	—	678,704
Investment in subsidiaries	101,812	—	—	(101,812)	—
Investment in 15.00%/15.00% Notes	24,919	—	—	—	24,919
Other assets, net	22,663	21	—	—	22,684
Total assets	$975,771	$106,212	$—	$(142,640)	$939,343
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,066	$929	$—	$—	$3,995
Income taxes payable	5,650	—	—	—	5,650
Accrued interest	17,224	—	—	—	17,224
Accrued liabilities and other	17,976	1,788	—	—	19,764
Deferred tax liabilities	2,055	784	—	—	2,839
Total current liabilities	45,971	3,501	—	—	49,472
Deferred tax liabilities	25,531	899	—	—	26,430
Intercompany payable	40,828	—	—	(40,828)	—
Long-term debt	768,434	—	—	—	768,434
Other liabilities	2,882	—	—	—	2,882
Total equity	92,125	101,812	—	(101,812)	92,125
Total liabilities and equity	$975,771	$106,212	$—	$(142,640)	$939,343

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2013
	(Audited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$8,005	$—	$—	$—	$8,005
Accounts receivable, net	26,366	1,129	—	—	27,495
Prepaid expenses and other current assets	2,788	2,262	—	—	5,050
Total current assets	37,159	3,391	—	—	40,550
Restricted cash	825	—	—	—	825
Property and equipment, net	6,031	871	—	—	6,902
Intercompany receivable	—	40,216	—	(40,216)	—
Merchant portfolios and other intangible assets, net	168,683	16,116	—	—	184,799
Goodwill	632,688	46,016	—	—	678,704
Investment in subsidiaries	99,921	—	—	(99,921)	—
Investment in 15.00%/15.00% Notes	24,661	—	—	—	24,661
Other assets, net	24,141	20	—	—	24,161
Total assets	$994,109	$106,630	$—	$(140,137)	$960,602
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,371	$816	$—	$—	$4,187
Income taxes payable	5,992	—	—	—	5,992
Accrued interest	7,028	—	—	—	7,028
Accrued liabilities and other	19,868	4,210	—	—	24,078
Deferred tax liabilities	2,055	784			2,839
Total current liabilities	38,314	5,810	—	—	44,124
Deferred tax liabilities	23,728	899	—	—	24,627
Intercompany payable	40,216	—	—	(40,216)	—
Long-term debt	785,357	—	—	—	785,357
Other liabilities	3,062	—	—	—	3,062
Total equity	103,432	99,921	—	(99,921)	103,432
Total liabilities and equity	$994,109	$106,630	$—	$(140,137)	$960,602

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$115,569	$42,538	$—	$—	$158,107
Operating expenses:
Interchange	61,483	24,523	—	—	86,006
Other costs of services	46,128	12,548	—	—	58,676
Selling, general and administrative	4,026	2,389	—	—	6,415
Embezzlement recoveries	(116)	—	—	—	(116)
Total operating expenses	111,521	39,460	—	—	150,981
Income from operations	4,048	3,078	—	—	7,126
Other expense:
Interest expense, net	16,450	—	—	—	16,450
Other expense, net	87	—	—	—	87
Income (loss) before income taxes	(12,489)	3,078	—	—	(9,411)
Income tax provision	948	1,188	—	—	2,136
Equity in subsidiary earnings, net	1,890	—	—	(1,890)	—
Net and comprehensive income (loss)	$(11,547)	$1,890	$—	$(1,890)	$(11,547)

	Three Months Ended March 31, 2013
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$122,435	$33,515	$—	$—	$155,950
Operating expenses:
Interchange	63,101	18,740	—	—	81,841
Other costs of services	49,708	9,988	—	—	59,696
Selling, general and administrative	4,538	1,329	—	—	5,867
Embezzlement recoveries	(2,319)	—	—	—	(2,319)
Total operating expenses	115,028	30,057	—	—	145,085
Income from operations	7,407	3,458	—	—	10,865
Other expense:
Interest expense, net	15,369	—	—	—	15,369
Other expense, net	2,507	30	—	—	2,537
Income (loss) before income taxes	(10,469)	3,428	—	—	(7,041)
Income tax benefit	(3,374)	—	—	—	(3,374)
Equity in subsidiary earnings, net	3,428	—	—	(3,428)	—
Net and comprehensive income (loss)	$(3,667)	$3,428	$—	$(3,428)	$(3,667)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by
operating activities	$9,927	$178	$—	$—	$10,105
Investing activities:
Change in restricted cash	22	—	—	—	22
Expenditures for property and equipment	(612)	(178)	—	—	(790)
Notes receivable	209	—	—	—	209
Net cash used in investing activities	(381)	(178)	—	—	(559)
Financing activities:
Net repayments on line of credit	(17,000)	—	—	—	(17,000)
Net dividends to parent company	(38)	—	—	—	(38)
Net cash used in financing activities	(17,038)	—	—	—	(17,038)
Net decrease in cash and cash equivalents	(7,492)	—	—	—	(7,492)
Cash and cash equivalents, beginning of period	8,005	—	—	—	8,005
Cash and cash equivalents, end of period	$513	$—	$—	$—	$513

	Three Months Ended March 31, 2013
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by
operating activities	$14,353	$126	$—	$—	$14,479
Investing activities:
Change in restricted cash	2	—	—	—	2
Expenditures for property and equipment	(347)	(127)	—	—	(474)
Acquisitions of business and portfolios	(359)	—	—	—	(359)
Payments for prepaid residual expenses	(323)	—	—	—	(323)
Net cash used in investing activities	(1,027)	(127)	—	—	(1,154)
Financing activities:
Net repayments on line of credit	(10,000)	—	—	—	(10,000)
Repayments of debt	(5,000)	—	—	—	(5,000)
Net dividends to parent company	(38)	—	—	—	(38)
Net cash used in financing activities	(15,038)	—	—	—	(15,038)
Net decrease in cash and cash equivalents	(1,712)	(1)	—	—	(1,713)
Cash and cash equivalents, beginning of period	6,571	1	—	—	6,572
Cash and cash equivalents, end of period	$4,859	$—	$—	$—	$4,859

(8) Income Taxes
We account for income taxes in interim periods pursuant to the provisions of ASC 740 Income Taxes. Under this method, our provision for or benefit from income taxes is computed at an estimated annual effective tax rate and the effects of any discrete income tax items are recognized in the periods in which they occur.
We have reported a cumulative pretax book loss for the current year and the two preceding years.  Considering the likelihood of realization of deferred tax assets, in 2013 we reached the determination that a valuation allowance was appropriate. Management assesses the realizability of the deferred tax assets based on the criteria of authoritative guidance each reporting period. If future events differ from management’s estimates, the valuation allowance may change in future periods.
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
For iPayment and its consolidated subsidiaries, our effective tax rate for the three months ended March 31, 2014 was (22.7)% and we recorded a tax expense of $2.1 million on pretax loss of $9.4 million. The inverse effective tax rate was due to the recording of a valuation allowance against our deferred tax assets.
For Holdings and its consolidated subsidiaries, our effective tax rate for the three months ended March 31, 2014 was (13.1)% and we recorded a tax expense of $2.1 million on pretax loss of $16.3 million. The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the interest deductibility limitations with respect to Holdings' 15.00%/15.00% Notes, which constitute an "Applicable High Yield Discount Obligation" for U.S. federal income tax purposes.
For the three months ended March 31, 2014, we accrued less than $0.1 million of interest and penalties related to our uncertain tax positions. As of March 31, 2014, the total amount of our unrecognized tax benefits was $1.8 million. Net of related deferred tax assets, unrecognized tax benefits were $0.4 million to that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $0.1 million. As of March 31, 2014, we do not anticipate a significant change to the total amount of unrecognized tax benefits in the next twelve months.
On March 13, 2014, the Internal Revenue Service notified us that they plan to audit the tax return of iPayment Investors, LP and its subsidiaries for the year ended December 31, 2010. The audit is expected to begin in the second quarter of 2014.
(9) Commitments and Contingencies
Legal Proceedings
We are party to certain legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, as discussed in our 2013 Annual Report. While the ultimate outcome of these matters cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, we do not believe that the outcome of any of these claims will have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management's attention. All litigation settlements are recorded within “other expense” on our consolidated statements of operations.
(10) Recent Accounting Pronouncements
None.

(11) Related Party Transactions
None.
(12) Subsequent Events

On April 1, 2014 the Company acquired the business assets of an independent sales group for total consideration of $3.0 million.

On April 17, 2014 the Company entered into a lease agreement for approximately 24,000 square feet of premises located at 100 City Square in Charlestown, Massachusetts for our wholly owned subsidiary, Flagship Merchant Services, LLC, which will, when occupied, replace the premises currently occupied by Flagship at 20 City Square in Charlestown, Massachusetts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a provider of credit and debit card payment processing services to small merchants across the United States. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. During the three months ended March 31, 2014, we generated revenue from approximately 149,000 merchants. Of these merchants, approximately 105,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. We market and sell our services through independent sales groups, or “ISGs,” which are non-employee, external sales organizations, an employee sales force, telesales, marketing directly to merchants using electronic media, and other third party resellers of our products and services. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card brand associations and to settle card payment transactions with our merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily at our main operating facility in Westlake Village, California.
Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume decreased by1.2% to $5.2 billion for the three months ended March 31, 2014 from $5.3 billion for the three months ended March 31, 2013. This decrease in charge volume was due primarily to a lower number of active merchants partially offset by higher transactions per merchant per month for the first three months of 2014 compared to 2013. Our revenues increased $2.2 million or 1.4% to $158.1 million in the first three months of 2014 from $156.0 million in the same period in 2013. The increase in revenues was due primarily to an increase in average revenue per merchant. Our net revenue decreased $2.0 million or 3.2% to $60.0 million for the three months ended March 31, 2014 from $61.9 million during the same period in 2013. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Income from operations decreased $3.7 million, or 34.4%, to $7.1 million for the three months ended March 31, 2014, from $10.9 million during the same period in 2013. This decline in income from operations was primarily due to lower net revenues, higher selling, general and administrative expense, and greater amounts of embezzlement recoveries for the three months ended March 31, 2013, partially offset by lower other costs of service. Excluding embezzlement recoveries, operating income for the three months ended March 31, 2014 declined $1.5 million or 18% to $7.0 million from $8.5 million for the three months ended March 31, 2013. Our loss before income taxes was $9.4 million for iPayment and its consolidated subsidiaries and $16.3 million for Holdings and its consolidated subsidiaries during the three months ended March 31, 2014, compared to $7.0 million of loss before income taxes for iPayment and its consolidated subsidiaries and $13.8 million of loss before income taxes for Holdings and its consolidated subsidiaries in the same period in 2013.
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
Based on an analysis we performed during the fourth quarter of 2013, we concluded that our "iPayment Inc." trade name was impaired by $5.0 million and recognized the applicable charge in the year ended December 31, 2013.

Purchased merchant processing portfolios are recorded at cost and are evaluated by management for impairment at the end of each fiscal quarter through review of actual attrition and cash flows generated by the portfolios in relation to the expected attrition and cash flows and the recorded amortization expense. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts, revenue streams related to residual agreements related to merchant portfolios, or residual buyouts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets. The estimated useful lives of our merchant processing portfolios are assessed by evaluating each portfolio to ensure that the recognition of the costs of revenues, represented by amortization of the intangible assets, approximate the distribution of the expected revenues from each processing portfolio. If, upon review, actual attrition and cash flows indicate impairment of the value of the merchant processing portfolios, an impairment loss would be recognized. Historically, we have experienced monthly volume attrition ranging from 1.5% to 2.2% of our total charge volume on our various merchant portfolios. We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant processing portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years.
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

Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At March 31, 2014, and December 31, 2013, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.3 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at March 31, 2014.
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

We have reported a cumulative pretax book loss for the current and two preceding years.  Considering the likelihood of realization of deferred tax assets, in 2013 we reached the determination that a valuation allowance was appropriate. Management assesses the ability to realize the deferred tax assets based on the criteria of authoritative guidance each reporting period. If future events differ from management’s estimates, the valuation allowance may change in future periods.
Seasonality
Our revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, we experience increased point of sale activity during the traditional holiday shopping period in the fourth quarter. Revenues during the first quarter tend to be less than the remaining three quarters of our fiscal year on a same store basis, particularly in comparison to our fourth quarter.
Off-Balance Sheet Arrangements
We do not have transactions, arrangements or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected in our financial statements.

Results of Operations
Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

	Three months ended March 31,				Change
(Dollars in thousands, except percentages)	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%

Revenues	$158,107	100.0%	$155,950	100.0%	$2,157	1.4%
Operating expenses
Interchange	86,006	54.4%	81,841	52.5%	4,165	5.1%
Other costs of services (1)	58,676	37.1%	59,696	38.3%	(1,020)	(1.7)%
Selling, general and administrative (2)	6,415	4.1%	5,867	3.8%	548	9.3%
Embezzlement costs	(116)	(0.1)%	(2,319)	(1.5)%	2,203	(95.0)%
Total operating expenses (3)	150,981	95.5%	145,085	93.0%	5,896	4.1%
Income from operations	7,126	4.5%	10,865	7.0%	(3,739)	(34.4)%
Other expense
Interest expense, net (4)	16,450	10.4%	15,369	9.9%	1,081	7.0%
Other expense (income), net	87	0.1%	2,537	1.6%	(2,450)	(96.6)%
Total other expense (5)	16,537	10.5%	17,906	11.5%	(1,369)	(7.6)%
Loss before income taxes (6)	(9,411)	(6.0)%	(7,041)	(4.5)%	(2,370)	33.7%
Income tax provision (benefit) (7)	2,136	1.4%	(3,374)	(2.2)%	5,510	(163.3)%
Net loss (8)	$(11,547)	(7.3)%	$(3,667)	(2.4)%	$(7,880)	214.9%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended March 31, 2014, and March 31, 2013, are $58.7 million and $59.7 million, respectively.

(2)
Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2014, and March 31, 2013, are $6.5 million and $5.9 million, respectively.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the three months ended March 31, 2014, and March 31, 2013, are $151.0 million and $145.1 million, respectively.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2014, and March 31, 2013, are $23.3 million and $22.1 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended March 31, 2014, and March 31, 2013, are $23.4 million and $24.6 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended March 31, 2014, and March 31, 2013, are $16.3 million and $13.8 million, respectively.

(7)
Income taxes of Holdings and its consolidated subsidiaries for the three months ended March 31, 2014, and March 31, 2013, consists of an income tax expense of $2.1 million and a benefit of $2.6 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended March 31, 2014, and March 31, 2013, are $18.5 million and $11.1 million, respectively.
Revenues. Revenues increased 1.4% to $158.1 million in the first quarter of 2014 from $156.0 million during the same period in 2013. This increase was driven by a slightly higher number of transactions processed and average volume per active merchant, partially mitigated by slightly lower total volume and lower number of total merchants, year over year.
Interchange Expenses. Interchange expense was $86.0 million in the first quarter of 2014, compared with $81.8 million for the same period in 2013. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume.
Other Costs of Services. Other costs of services decreased 1.7% to $58.7 million for iPayment and its consolidated subsidiaries in the first quarter of 2014 as compared to $59.7 million during the same period in 2013. The decrease in other costs of services was primarily due to a reduction in portfolio amortization and depreciation expense, lower residual expense and greater amounts of embezzlement recoveries for the three months ended March 31, 2013.

Selling, General and Administrative. Selling, general and administrative expenses increased 9.3% to $6.5 million for iPayment and its consolidated subsidiaries in the first quarter of 2014 as compared to $5.9 million during the same period in 2013. This increase was driven by higher marketing and advertising expenses, and compensation expense, partially offset by lower professional services fees for legal and accounting, during the first quarter of 2014.
Other Expense. Total other expense decreased $1.4 million to $16.5 million for iPayment and its consolidated subsidiaries and decreased $1.2 million to $23.4 million for Holdings and its consolidated subsidiaries in the first quarter of 2014, from $17.9 million for iPayment and its consolidated subsidiaries and $24.6 million for Holdings and its consolidated subsidiaries during the same period in 2013. Other expense in the first quarter of 2014 primarily consisted of interest expense. The first quarter of 2013 included $2.5 million of expense incurred in connection with the settlement of a then outstanding litigation matter. Interest expense increased to $16.5 million for iPayment and its consolidated subsidiaries and increased to $23.3 million for Holdings and its consolidated subsidiaries in the first quarter of 2014 from $15.4 million for iPayment and its consolidated subsidiaries and $22.1 million for Holdings and its consolidated subsidiaries in the same period in 2013.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had an income tax expense of $2.1 million and $2.1 million, respectively, during the first quarter of 2014, compared to an income tax benefit of $3.4 million and $2.6 million, respectively, during the same period in 2013. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of (22.7)% and (13.1)%, respectively, during the first quarter of 2014, compared to effective tax rates of 47.9% and 19.2%, respectively, during the same period in 2013. For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the inverse effective tax rate for the three months ended March 31, 2014 was primarily due to the recording of a valuation allowance against our deferred tax assets beginning in 2013.
The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the interest deductibility limitations with respect to Holdings' 15.00%/15.00% Notes, which constitute an "Applicable High Yield Discount Obligation" for U.S. federal income tax purposes.
We have reported a cumulative pretax book loss for 2014, 2013 and 2012.  Considering the likelihood of realization of deferred tax assets, in 2013 we reached the determination that a valuation allowance was appropriate. Management assesses the realizability of the deferred tax assets based on the criteria of authoritative guidance each reporting period. If future events differ from management’s estimates, the valuation allowance may change in future periods.

Liquidity and Capital Resources
As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $0.5 million and $8.0 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense. As of March 31, 2014, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $19.3 million compared to a net deficit of $3.6 million as of December 31, 2013. The increase in current deficit is primarily due to decreases in cash and cash equivalents and accounts receivable of $7.5 million and $3.7 million, respectively, and an increase in accrued interest payable of $10.2 million, offset by an increase in prepaid and other current assets of $0.8 million and a decrease in accrued liabilities of $4.3 million.
As of March 31, 2014, Holdings and its consolidated subsidiaries had a net working capital deficit of $19.8 million compared to working capital of $2.5 million as of December 31, 2013. The increase in current deficit is primarily due to decreases in cash and cash equivalents and accounts receivable of $7.5 million and $3.7 million, respectively, and an increase in accrued interest payable of $15.6 million, offset by a decrease in accrued liabilities and other of $4.3 million.
We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.
We have significant outstanding long-term debt as of March 31, 2014. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the resulting breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of March 31, 2014, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.46 to 1.00 compared to the allowed maximum of 4.00 to 1.00. As of March 31, 2014, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.42 to 1.00 compared to the allowed minimum of 1.25 to 1.00.
If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot be sure that any refinancing or sale of assets would be possible on commercially reasonable terms or at all. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more burdensome covenants, which could further restrict our business operations.
In addition, the 15.00%/15.00% Notes also include a leverage ratio test with which we must comply or pay additional interest. If Holdings' leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of PIK interest. For the quarter ended March 31, 2014 we determined that Holdings' leverage ratio was 8.41 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date and we will be required to pay 2.00% additional PIK interest on May 15, 2014. For further information on the 15.00%/15.00% Notes, see Note 5 to our consolidated financial statements.
Operating activities
Net cash provided by operating activities was $10.1 million for iPayment and its consolidated subsidiaries during the three months ended March 31, 2014. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $11.5 million adjusted by depreciation and amortization of $10.4 million, share-based compensation of $0.3 million, non-cash interest expense and other of $1.1 million, loss on disposal of property and equipment of $0.1 million, and a net favorable change in operating assets and liabilities of $9.8 million. The net favorable change in operating assets and liabilities is due to increases in accrued interest payable and deferred tax liabilities of $10.2 million and $1.8 million, respectively, and a decrease in accounts receivable of $3.7 million, offset by decreases in accounts and income taxes payable and accrued liabilities and other of $5.0 million and increases in prepaid expenses and other current assets and other assets of $0.9 million.
For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $10.1 million consisted of a net loss of $18.5 million adjusted by depreciation and amortization of $10.4 million, share based compensation of $0.3 million, non-cash interest expense and other of $1.5 million, loss on disposal of property and equipment of $0.1 million, and a net favorable change in operating assets and liabilities of $16.3 million. The net favorable change in operating assets and liabilities is due to increases in accrued interest payable and deferred tax liabilities of $15.6 million and $1.8 million, respectively, and decreases in accounts receivable and prepaid and other current assets of $3.7 million, offset by decreases in accounts and income taxes payable and accrued liabilities and other of $4.7 million and an increase in other assets of $0.1 million.
Net cash provided by operating activities was $14.5 million for iPayment and its consolidated subsidiaries during the first three months of 2013. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $3.7 million adjusted by depreciation and amortization of $13.0 million, share-based compensation of $0.4 million, non-cash interest and other income of $3.0 million, loss on disposal of property and equipment of $0.3 million, and a net favorable change in operating assets and liabilities of $7.4 million. The net favorable change in operating assets and liabilities is primarily due to an increase in accrued interest, decreases in accounts receivable, prepaid and other current assets and other assets, offset by decreases in accounts payable, income taxes payable and accrued liabilities and other.
For Holdings and its consolidated subsidiaries, net cash provided by operating activities in the first three months of 2013 was $14.4 million, consisting of a net loss of $11.1 million adjusted by depreciation and amortization of $13.0 million, share-based compensation of $0.4 million, non-cash interest and other income of $0.4 million, loss on disposal of property and equipment of $0.3 million, and a net favorable change in operating assets and liabilities of $12.2 million. The net favorable change in operating assets and liabilities is primarily due to an increase in accrued interest, decreases in accounts receivable, prepaid and other current assets and other assets, offset by decreases in accounts payable, income taxes payable and accrued liabilities and other.
Investing activities
Net cash used in investing activities for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries was $0.6 million during the three months ended March 31, 2014, consisting primarily of capital expenditures of $0.8 million and payments received on notes receivable of $0.2 million.

Net cash used in investing activities for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries was $1.2 million during the three months ended March 31, 2013, consisting primarily of $0.5 million used for capital expenditures and $0.7 million used for acquisitions of business and portfolios and prepaid residual expenses.
Financing activities
Net cash used in financing activities for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries was $17.0 million during the three months ended March 31, 2014, consisting of $17.0 million in net repayments on the revolving facility under the Senior Secured Credit Facilities.
Net cash used in financing activities for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries was $15.0 million during the three months ended March 31, 2013, consisting of repayments of $5.0 million on the term loan under the Senior Secured Credit Facilities and $10.0 million of repayments on the revolving facility thereunder.
See Note 5 to the consolidated financial statements for further detail regarding the Company's long-term debt.
Contractual Obligations
The following table of our material contractual obligations as of March 31, 2014, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	369,500	—	22,000	347,500	—
10.25% Notes	400,000	—	—	400,000	—
Interest, net of discount and amortization (1)	247,943	65,968	131,114	50,861	—
Operating lease obligations	11,163	1,943	3,522	3,516	2,182
Purchase obligations and other (2)	3,431	1,594	1,837	—	—
Total contractual obligations	1,032,037	69,505	158,473	801,877	2,182
Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	126,289	—	—	126,289	—
Interest(1)(3)	91,099	9,697	37,856	43,546	—
Total contractual obligations	217,388	9,697	37,856	169,835	—

(1)
Future interest obligations are calculated using current interest rates on existing debt balances as of March 31, 2014, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 5 to the consolidated financial statements.

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
Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of March 31, 2014, we had $369.5 million of loans outstanding under our Senior Secured Credit Facilities, substantially all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of March 31, 2014 of approximately $3.7 million.
We do not hold any derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, maintains disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b)) that are designed to provide reasonable assurance that information required to be disclosed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) and 15d-15(d) promulgated under the Exchange Act, of the effectiveness of our disclosure controls and procedures. The Board of Directors and management concluded that the implementation of the policies and procedures designed to address the material weaknesses that contributed to the restatement of the Company’s Affected Financial Statements has been completed and that the previously identified material weaknesses have been remediated and ceased to exist.
As a result, the Board of Directors and management concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to certain legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. For further information, see Note 9 “Commitments and Contingencies” to our consolidated financial statements.

Item 1A. Risk Factors
Certain risks associated with our business, our indebtedness, and acquisitions we have made or may make are discussed in our 2013 Annual Report under the heading “Risk Factors” in Item 1A of that report. We do not believe there have been any material changes in these risks during the three months ended March 31, 2014.
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

iPayment Holdings, Inc.

Date: May 14, 2014	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman and Chief Executive Officer

Date: May 14, 2014	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.

Date: May 14, 2014	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman and Chief Executive Officer

Date: May 14, 2014	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)

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