Form 10-Q
period 2014-06-30
iPayment, Inc.; iPayment Holdings, Inc
filed 2014-08-14
CIK 1140184, 1364652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑

Title of each class	Shares Outstanding at August 13, 2014
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
(Dollars in thousands)
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$680	$8,005	$680	$8,005
Accounts receivable, net of allowance for doubtful accounts of $453 and $453 at June 30, 2014, and December 31, 2013, respectively	26,323	27,495	26,323	27,495
Income tax receivable	—	—	2,211	2,646
Prepaid expenses and other current assets	4,580	5,050	3,975	4,472
Total current assets	31,583	40,550	33,189	42,618
Restricted cash	803	825	803	825
Property and equipment, net	6,882	6,902	6,882	6,902
Merchant portfolio and other intangible assets, net of accumulated amortization of $162,205 and $143,533 at June 30, 2014, and December 31, 2013, respectively	168,576	184,799	168,576	184,799
Goodwill	679,751	678,704	680,551	679,504
Investment in 15.00%/15.00% Holdings notes, held to maturity	26,469	24,661	—	—
Other assets, net	21,627	24,161	23,571	26,252
Total assets	$935,691	$960,602	$913,572	$940,900
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,906	$4,187	$4,906	$4,187
Income taxes payable, net	6,427	5,992	—	—
Accrued interest	6,999	7,028	9,810	9,711
Accrued liabilities and other	21,346	24,078	21,384	24,078
Deferred tax liabilities	2,839	2,839	2,185	2,185
Total current liabilities	42,517	44,124	38,285	40,161
Deferred tax liabilities, net	26,796	24,627	27,451	25,282
Long-term debt	776,512	785,357	908,124	910,893
Other liabilities	3,367	3,062	3,367	3,062
Total liabilities	849,192	857,170	977,227	979,398
Commitments and contingencies (Note 9)	—	—	—	—
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2014, and December 31, 2013	165,764	165,764	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at June 30, 2014, and December 31, 2013	—	—	45,268	45,268
Additional paid-in capital	8,756	8,032	8,756	8,032
Accumulated deficit	(88,021)	(70,364)	(117,679)	(91,798)
Total stockholder’s equity (deficit)	86,499	103,432	(63,655)	(38,498)
Total liabilities and stockholder’s equity	$935,691	$960,602	$913,572	$940,900
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Revenues	$182,875	$173,939	$340,982	$329,889
Operating expenses:
Interchange	97,335	90,602	183,341	172,443
Other costs of services	63,215	62,069	121,891	121,765
Selling, general and administrative	6,822	13,855	13,237	19,722
Embezzlement recoveries	(156)	(458)	(272)	(2,777)
Total operating expenses	167,216	166,068	318,197	311,153
Income from operations	15,659	7,871	22,785	18,736
Other expense:
Interest expense, net	16,497	15,485	32,947	30,854
Other expense, net	(155)	189	(68)	2,726
Loss before income taxes	(683)	(7,803)	(10,094)	(14,844)
Income tax provision (benefit)	(374)	13,779	1,762	10,405
Net and comprehensive loss	$(309)	$(21,582)	$(11,856)	$(25,249)
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Revenues	$182,875	$173,939	$340,982	$329,889
Operating expenses:
Interchange	97,335	90,602	183,341	172,443
Other costs of services	63,215	62,092	121,891	121,811
Selling, general and administrative	6,868	13,869	13,321	19,750
Embezzlement recoveries	(156)	(458)	(272)	(2,777)
Total operating expenses	167,262	166,105	318,281	311,227
Income from operations	15,613	7,834	22,701	18,662
Other expense:
Interest expense, net	23,548	21,978	46,888	44,052
Other expense, net	(155)	189	(68)	2,726
Loss before income taxes	(7,780)	(14,333)	(24,119)	(28,116)
Income tax provision (benefit)	(374)	13,615	1,762	10,975
Net and comprehensive loss	$(7,406)	$(27,948)	$(25,881)	$(39,091)
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013

Cash flows from operating activities
Net loss	$(11,856)	$(25,249)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	20,149	25,043
Share-based compensation	724	4,756
Noncash interest and other expense	1,028	(3,378)
Loss on disposal of property and equipment	176	460
Changes in assets and liabilities:
Accounts receivable	1,172	7,148
Prepaid expenses and other current assets	470	(3,941)
Other assets	(760)	2,492
Accounts payable and income taxes payable	1,154	(2,108)
Accrued interest	(29)	(64)
Deferred tax liabilities, net	2,169	12,548
Accrued liabilities and other	(2,427)	860
Net cash provided by operating activities	11,970	18,567
Cash flows from investing activities
Change in restricted cash	22	4
Expenditures for property and equipment	(2,042)	(1,945)
Acquisitions of businesses and portfolios	(3,022)	(5,184)
Payments on notes receivable	548	—
Payments for prepaid residual expenses	—	(4,574)
Net cash used in investing activities	(4,494)	(11,699)
Cash flows from financing activities
Net repayments on line of credit	(9,000)	(1,000)
Repayments of debt	—	(5,000)
Dividends paid to parent company	(5,801)	(5,319)
Net cash used in financing activities	(14,801)	(11,319)
Net decrease in cash and cash equivalents	(7,325)	(4,451)
Cash and cash equivalents, beginning of period	8,005	6,572
Cash and cash equivalents, end of period	$680	$2,121
Supplemental disclosure of cash flow information:
Cash paid (refunds received) during the period for income taxes, net	$(1,506)	$301
Cash paid during the period for interest	$33,524	$36,925
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013

Cash flows from operating activities
Net loss	$(25,881)	$(39,091)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	20,149	25,043
Share-based compensation	724	4,756
Noncash interest and other expense	9,060	3,469
Loss on disposal of property and equipment	176	460
Changes in assets and liabilities:
Accounts receivable	1,172	7,148
Prepaid expenses and other current assets	497	(3,856)
Other assets	(760)	3,108
Accounts payable and income taxes payable	1,154	(2,108)
Accrued interest	98	341
Deferred tax liabilities, net	2,169	13,118
Accrued liabilities and other	(2,389)	860
Net cash provided by operating activities	6,169	13,248
Cash flows from investing activities
Change in restricted cash	22	4
Expenditures for property and equipment	(2,042)	(1,945)
Acquisitions of businesses and portfolios	(3,022)	(5,184)
Payments on notes receivable	548	—
Payments for prepaid residual expenses	—	(4,574)
Net cash used in investing activities	(4,494)	(11,699)
Cash flows from financing activities
Net repayments on line of credit	(9,000)	(1,000)
Repayments of debt	—	(5,000)
Net cash used in financing activities	(9,000)	(6,000)
Net decrease in cash and cash equivalents	(7,325)	(4,451)
Cash and cash equivalents, beginning of period	8,005	6,572
Cash and cash equivalents, end of period	$680	$2,121
Supplemental disclosure of cash flow information:
Cash paid (refunds received) during the period for income taxes, net	$(1,506)	$301
Cash paid during the period for interest	$39,278	$36,925
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
Business
Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the internet. We market and sell our services to merchants throughout the United States through various channels, including a network of ISGs, which are non-employee, external sales organizations with which we have contractual relationships, and directly to merchants through our employee sales force, partnerships with various associations and agents banks, through the use of electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services primarily from our operating facility in Westlake Village, California.
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
Revenue and Cost Recognition
Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a rate primarily based upon each merchant’s charge volume and risk profile as well as certain fixed charges for various products and services on a monthly or annual basis. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each transaction. We recognize discount fees and other fees related to payment transactions at the time the merchant's transactions are processed. Related interchange and assessment costs are also recognized at that time. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, payment card industry compliance fees, ancillary products and fees for other miscellaneous services, such as handling chargebacks. We recognize revenues derived from service fees at the time the service is performed.

We follow the requirements included in the Revenue Recognition Topic of ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have ultimate responsibility for the merchant, as evidenced by our liability for merchant losses or credit risk, or portability with respect to such merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from merchant contracts where we do not have liability for merchant losses or rights of portability, such as certain portfolios we acquired from First Data Merchant Services ("FDMS") and certain of our other portfolios and merchant contracts, are reported net of interchange, as required by ASC Topic 605.
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
We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three and six months ended June 30, 2014, amortization expense related to our merchant portfolios and other intangible assets was $9.0 million and $18.7 million, respectively. For the three and six months ended June 30, 2013, amortization expense related to our merchant portfolios and other intangible assets was $11.3 million and $23.9 million, respectively.
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be treated as a change in estimate and accounted for prospectively. There were no related adjustments to amortization expense for the three and six months ended June 30, 2014 and 2013.
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
We performed a qualitative assessment of goodwill and trade name as of May 31, 2014. We determined based on relevant events and circumstances in our qualitative assessment that it is more likely than not that the fair value of the reporting unit is at least equal to its carrying value; therefore, the goodwill of the reporting unit is not impaired and no further testing was performed.
During the quarter ended June 30, 2014, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from May 31 to October 1. This voluntary change is preferable under the circumstances as it provides the Company with appropriate time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
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

We believe the carrying amounts of financial instruments at June 30, 2014 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. At June 30, 2014, the carrying value of the term facility under the Senior Secured Credit Facilities, net of a discount of $1.0 million, was $346.5 million and the carrying value of the revolving facility was $30.0 million. We estimate the fair value of the term facility to be approximately $344.0 million, considering executed trades occurring around June 30, 2014, and we believe that the fair value of the revolver facility approximates carrying value due to its short maturities. The carrying value of the 10.25% Notes was $400.0 million as of June 30, 2014. We estimate their fair value to be approximately $362.0 million based on consideration of executed trades occurring around June 30, 2014. The carrying value of the 15.00%/15.00% Notes, net of discount of $0.7 million was $131.6 million as of June 30, 2014. We estimate their fair value to be approximately $46.3 million, considering executed trades occurring around June 30, 2014. The fair value of the Senior Secured Credit Facilities, the 10.25% Notes, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and there can be no certainty that the creditors under our borrowing arrangements would be willing to settle these instruments with us at the estimated fair values indicated herein.
Common Stock
iPayment and Holdings had 100 and 4,875,000 shares of common stock, respectively, issued and outstanding at June 30, 2014. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for Holdings common stock or for the Warrants. No Warrants were exercised as of June 30, 2014.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award, which generally equals the vesting period. For the three and six months ended June

30, 2014 we recognized $0.4 million and $0.7 million, respectively, in expense related to vested service units. For the three and six months ended June 30, 2013 we recognized $4.3 million and $4.8 million, respectively, in expense related to vested service units. For performance stock units, we re-assess the probability of vesting at each reporting period and if the target is not attained, we do not recognize any expense. The performance condition is not considered in determining the grant date fair value. For the three and six months ended June 30, 2014 and 2013, we did not recognize any expense for performance-based phantom stock units.
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
As disclosed in the Company's 2013 Annual Report, the Company has entered into cooperation and restitution and/or settlement agreements with all the material participants in the misconduct. Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. Of this amount, the Company had collected $5.6 million as of June 30, 2014, including $0.3 million during the six months ended June 30, 2014. Of the remaining $2.8 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $1.0 million is scheduled to be repaid to the Company by no later than July 1, 2016. There can be no assurance, however, that we will be able to recover all or a material portion of the remaining amounts described above. In addition, on May 1, 2013, the Company recovered $3 million under its crime insurance policy in connection with the misconduct described above.
(3) Acquisitions
On April 1, 2014 the Company acquired the business assets of an independent sales group for total consideration of $3.0 million. This acquisition resulted in increases to goodwill of $1.0 million and merchant portfolios and other intangible assets of $2.0 million.
In June 2013, iPayment entered into a purchase agreement pursuant to which it acquired a portfolio of merchant accounts for cash consideration of $4.9 million.
(4) Other Intangibles
Payments for Prepaid Residual Expenses

We made no material payments for prepaid residual expenses during the three and six months ended June 30, 2014. For the six months ended June 30, 2013, we made payments totaling $4.6 million to several ISGs in exchange for contract modifications which, among other provisions, lowered our obligations for future payments of residuals to them. These payments were assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives.

(5) Long-Term Debt
Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	As of June 30, 2014	As of December 31, 2013	As of June 30, 2014	As of December 31, 2013
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$347,500	$347,500	$347,500	$347,500
Revolving facility	30,000	39,000	30,000	39,000
Discount on Senior Secured Credit Facilities - Term Facility	(988)	(1,143)	(988)	(1,143)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	132,288	126,289
Discount on 15.00%/15.00% Notes, net of amortization of $490 as of 6/30/14 and $412 as of 12/31/2013	—	—	(676)	(753)
	776,512	785,357	908,124	910,893
Less: Current portion of long-term debt	—	—	—	—
Total long-term debt	$776,512	$785,357	$908,124	$910,893
The terms of our long-term debt contain various financial and non-financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts thereunder immediately due and payable. We currently do not have available cash or other similar liquid resources available to repay all of our debt obligations if they were to become immediately due and payable. As of June 30, 2014, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.58 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of June 30, 2014, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.38 to 1.00 compared to the allowed minimum of 1.25 to 1.00.

During the first six months of 2014, we made net repayments of $9.0 million under the revolving facility of the Senior Secured Credit Facilities.
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
At June 30, 2014, iPayment had approximately $346.5 million of term loans outstanding (net of discount of $1.0 million) at a weighted average interest rate of 6.75% and $30.0 million of borrowings under its revolving facility at a weighted average interest rate of 5.48%.
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
Cash interest and PIK interest each accrue at a rate of 15.00% per annum. If Holdings’ leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of additional PIK interest. For the quarter ended June 30, 2014 we determined that our leverage ratio was 8.66 to 1.00; accordingly, we have recognized $0.4 million of additional 2.00% PIK interest expense during the six months ended June 30, 2014 with respect to the interest period from May 15, 2014 to November 15, 2014. We are obligated to pay additional 2% PIK interest until the next interest payment date on which the Company's leverage ratio is equal to, or less than, 7.25 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date. The 15.00%/15.00% Notes will bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of PIK interest is made. Holdings must elect the form of interest payment with respect to each interest period not later than the beginning of each interest period. In the absence of such an election, Holdings will pay interest according to the election for the previous interest period.
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
iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities of $8.6 million, 10.25% Notes of $6.9 million, and the purchase of Holdings 15.00%/15.00% Notes of $0.6 million, as of June 30, 2014. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $1.9 million and a debt discount related to the Warrants of $0.7 million as of June 30, 2014.
These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.
Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities, the 10.25% Notes and the purchase of Holdings 15.00%/15.00% Notes were $0.7 million, $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2014 and $1.4 million, $0.7 million and $0.2 million, respectively, for the six months ended June 30, 2014. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was $0.1 million for the three and six months ended June 30, 2014.
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries the condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013 and the related consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013.
Effective December 31, 2013 a number of subsidiaries which were guarantors of the 10.25% Notes were merged into iPayment, Inc. The effects of these mergers are reflected in the “iPayment, Inc.” column of the following condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, and consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014, and the consolidated statements of cash flows for the six months ended June 30, 2014. However, the activities of the merged entities are reflected in the "Guarantor Subsidiaries" column of the following consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and cash flows for the six months ended June 30, 2013.

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$680	$—	$—	$—	$680
Accounts receivable, net	24,777	1,546	—	—	26,323
Prepaid expenses and other current assets	3,264	1,316	—	—	4,580
Total current assets	28,721	2,862	—	—	31,583
Restricted cash	803	—	—	—	803
Property and equipment, net	5,640	1,242	—	—	6,882
Intercompany receivable	—	46,791	—	(46,791)	—
Merchant portfolios and other intangible assets, net	152,108	16,468	—	—	168,576
Goodwill	632,688	47,063	—	—	679,751
Investment in subsidiaries	107,804	—	—	(107,804)	—
Investment in 15.00%/15.00% Notes	26,469	—	—	—	26,469
Other assets, net	21,605	22	—	—	21,627
Total assets	$975,838	$114,448	$—	$(154,595)	$935,691
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,747	$1,159	$—	$—	$4,906
Income taxes payable	6,427	—	—	—	6,427
Accrued interest	6,999	—	—	—	6,999
Accrued liabilities and other	18,898	2,448	—	—	21,346
Deferred tax liabilities	2,055	784	—	—	2,839
Total current liabilities	38,126	4,391	—	—	42,517
Deferred tax liabilities	24,543	2,253	—	—	26,796
Intercompany payable	46,791	—	—	(46,791)	—
Long-term debt	776,512	—	—	—	776,512
Other liabilities	3,367	—	—	—	3,367
Total equity	86,499	107,804	—	(107,804)	86,499
Total liabilities and equity	$975,838	$114,448	$—	$(154,595)	$935,691

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2013
	(Audited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$8,005	$—	$—	$—	$8,005
Accounts receivable, net	26,366	1,129	—	—	27,495
Prepaid expenses and other current assets	2,788	2,262	—	—	5,050
Total current assets	37,159	3,391	—	—	40,550
Restricted cash	825	—	—	—	825
Property and equipment, net	6,031	871	—	—	6,902
Intercompany receivable	—	40,216	—	(40,216)	—
Merchant portfolios and other intangible assets, net	168,683	16,116	—	—	184,799
Goodwill	632,688	46,016	—	—	678,704
Investment in subsidiaries	99,921	—	—	(99,921)	—
Investment in 15.00%/15.00% Notes	24,661	—	—	—	24,661
Other assets, net	24,141	20	—	—	24,161
Total assets	$994,109	$106,630	$—	$(140,137)	$960,602
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,371	$816	$—	$—	$4,187
Income taxes payable	5,992	—	—	—	5,992
Accrued interest	7,028	—	—	—	7,028
Accrued liabilities and other	19,868	4,210	—	—	24,078
Deferred tax liabilities	2,055	784			2,839
Total current liabilities	38,314	5,810	—	—	44,124
Deferred tax liabilities	23,728	899	—	—	24,627
Intercompany payable	40,216	—	—	(40,216)	—
Long-term debt	785,357	—	—	—	785,357
Other liabilities	3,062	—	—	—	3,062
Total equity	103,432	99,921	—	(99,921)	103,432
Total liabilities and equity	$994,109	$106,630	$—	$(140,137)	$960,602

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended June 30, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$129,960	$52,915	$—	$—	$182,875
Operating expenses:
Interchange	67,988	29,347	—	—	97,335
Other costs of services	49,588	13,627	—	—	63,215
Selling, general and administrative	4,490	2,332	—	—	6,822
Embezzlement recoveries	(156)	—	—	—	(156)
Total operating expenses	121,910	45,306	—	—	167,216
Income from operations	8,050	7,609	—	—	15,659
Other expense:
Interest expense, net	16,497	—	—	—	16,497
Other expense, net	(155)	—	—	—	(155)
Income (loss) before income taxes	(8,292)	7,609	—	—	(683)
Income tax (benefit) provision	(639)	265	—	—	(374)
Equity in subsidiary earnings, net	7,344	—	—	(7,344)	—
Net and comprehensive income (loss)	$(309)	$7,344	$—	$(7,344)	$(309)

	Three Months Ended June 30, 2013
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$134,103	$39,836	$—	$—	$173,939
Operating expenses:
Interchange	67,869	22,733	—	—	90,602
Other costs of services	51,657	10,412	—	—	62,069
Selling, general and administrative	4,555	9,300	—	—	13,855
Embezzlement recoveries	(458)	—	—	—	(458)
Total operating expenses	123,623	42,445	—	—	166,068
Income from operations	10,480	(2,609)	—	—	7,871
Other expense:
Interest expense, net	15,484	1	—	—	15,485
Other expense, net	164	25	—	—	189
Income (loss) before income taxes	(5,168)	(2,635)	—	—	(7,803)
Income tax provision	13,779	—	—	—	13,779
Equity in subsidiary earnings, net	(2,635)	—	—	2,635	—
Net and comprehensive income (loss)	$(21,582)	$(2,635)	$—	$2,635	$(21,582)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Six Months Ended June 30, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$245,529	$95,453	$—	$—	$340,982
Operating expenses:
Interchange	129,471	53,870	—	—	183,341
Other costs of services	95,716	26,175	—	—	121,891
Selling, general and administrative	8,516	4,721	—	—	13,237
Embezzlement recoveries	(272)	—	—	—	(272)
Total operating expenses	233,431	84,766	—	—	318,197
Income from operations	12,098	10,687	—	—	22,785
Other expense:
Interest expense, net	32,947	—	—	—	32,947
Other expense, net	(68)	—	—	—	(68)
Income (loss) before income taxes	(20,781)	10,687	—	—	(10,094)
Income tax provision	309	1,453	—	—	1,762
Equity in subsidiary earnings, net	9,234	—	—	(9,234)	—
Net and comprehensive income (loss)	$(11,856)	$9,234	$—	$(9,234)	$(11,856)

	Six Months Ended June 30, 2013
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$256,538	$73,351	$—	$—	$329,889
Operating expenses:
Interchange	130,970	41,473	—	—	172,443
Other costs of services	101,365	20,400	—	—	121,765
Selling, general and administrative	9,093	10,629	—	—	19,722
Embezzlement recoveries	(2,777)	—	—	—	(2,777)
Total operating expenses	238,651	72,502	—	—	311,153
Income from operations	17,887	849	—	—	18,736
Other expense:
Interest expense, net	30,853	1	—	—	30,854
Other expense, net	2,671	55	—	—	2,726
Income (loss) before income taxes	(15,637)	793	—	—	(14,844)
Income tax provision	10,405	—	—	—	10,405
Equity in subsidiary earnings, net	793	—	—	(793)	—
Net and comprehensive income (loss)	$(25,249)	$793	$—	$(793)	$(25,249)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by
operating activities	$8,303	$3,667	$—	$—	$11,970
Investing activities:
Change in restricted cash	22	—	—	—	22
Expenditures for property and equipment	(1,397)	(645)	—	—	(2,042)
Acquisitions of business and portfolios	—	(3,022)	—	—	(3,022)
Payments on notes receivable	548	—	—	—	548
Net cash used in investing activities	(827)	(3,667)	—	—	(4,494)
Financing activities:
Net repayments on line of credit	(9,000)	—	—	—	(9,000)
Net dividends to parent company	(5,801)	—	—	—	(5,801)
Net cash used in financing activities	(14,801)	—	—	—	(14,801)
Net decrease in cash and cash equivalents	(7,325)	—	—	—	(7,325)
Cash and cash equivalents, beginning of period	8,005	—	—	—	8,005
Cash and cash equivalents, end of period	$680	$—	$—	$—	$680

	Six Months Ended June 30, 2013
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by
operating activities	$18,327	$240	$—	$—	$18,567
Investing activities:
Change in restricted cash	4	—	—	—	4
Expenditures for property and equipment	(1,704)	(241)	—	—	(1,945)
Acquisitions of business and portfolios	(5,184)	—	—	—	(5,184)
Payments for prepaid residual expenses	(4,574)	—	—	—	(4,574)
Net cash used in investing activities	(11,458)	(241)	—	—	(11,699)
Financing activities:
Net repayments on line of credit	(1,000)	—	—	—	(1,000)
Repayments of debt	(5,000)	—	—	—	(5,000)
Net dividends to parent company	(5,319)	—	—	—	(5,319)
Net cash used in financing activities	(11,319)	—	—	—	(11,319)
Net decrease in cash and cash equivalents	(4,450)	(1)	—	—	(4,451)
Cash and cash equivalents, beginning of period	6,571	1	—	—	6,572
Cash and cash equivalents, end of period	$2,121	$—	$—	$—	$2,121

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
For iPayment and its consolidated subsidiaries, our effective tax rate for the six months ended June 30, 2014 was (17.5)% and we recorded a tax expense of $1.8 million on pretax loss of $10.1 million. The inverse effective tax rate was due to the recording of a valuation allowance against our deferred tax assets, decreased by a $1.5 million tax benefit from a state tax refund received during the second quarter of 2014.
For Holdings and its consolidated subsidiaries, our effective tax rate for the six months ended June 30, 2014 was (7.3)% and we recorded a tax expense of $1.8 million on pretax loss of $24.1 million. The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the interest deductibility limitations with respect to Holdings' 15.00%/15.00% Notes, which constitute an "Applicable High Yield Discount Obligation" for U.S. federal income tax purposes.
For the six months ended June 30, 2014, we accrued $0.2 million of interest and penalties related to our uncertain tax positions. As of June 30, 2014, the total amount of our unrecognized tax benefits was $2.3 million. Net of related deferred tax assets, unrecognized tax benefits were $0.9 million to that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $0.4 million. As of June 30, 2014, we do not anticipate a significant change to the total amount of unrecognized tax benefits in the next twelve months.
On March 13, 2014, the Internal Revenue Service notified us that they plan to audit the tax return of our predecessor holding company, iPayment Investors, LP and its subsidiaries, for the year ended December 31, 2010. No other notifications have been received as of June 30, 2014 and no date has been set for the beginning of the audit.
(9) Commitments and Contingencies
Legal Proceedings
We are party to certain legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, as discussed in our 2013 Annual Report. While the ultimate outcome of these matters cannot be predicted with certainty, based on information currently available, advice of counsel, and available insurance coverage, we do not believe that the outcome of any of these claims will have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments the ultimate resolution of one or more of these matters could be unfavorable. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, our consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management's attention. All litigation settlements are recorded within “other expense” on our consolidated statements of comprehensive loss.
(10) Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

(11) Related Party Transactions
None.
(12) Subsequent Events

On July 14, 2014 the Company acquired 100% of the capital stock of a mobile application and digital loyalty developer for total consideration of $5.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a provider of credit and debit card payment processing services to small merchants across the United States. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. During the three months ended June 30, 2014, we generated revenue from approximately 150,000 merchants. Of these merchants, approximately 106,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. We market and sell our services through independent sales groups, or “ISGs,” which are non-employee, external sales organizations, an employee sales force, telesales, marketing directly to merchants using electronic media, and other third party resellers of our products and services. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card brand associations and to settle card payment transactions with our merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily at our main operating facility in Westlake Village, California.
Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume increased by 0.5% to $11.0 billion for the six months ended June 30, 2014 from $10.9 billion for the six months ended June 30, 2013. This increase in charge volume was due primarily to higher transactions per merchant per month partially offset by lower number of merchants on file for the first six months of 2014 compared to 2013. Our revenues increased $11.1 million or 3.4% to $341.0 million in the first six months of 2014 from $329.9 million in the same period in 2013. The increase in revenues was due primarily to an increase in average revenue per merchant and slightly higher volume. Our net revenue decreased $0.3 million or 0.2% to $132.4 million for the six months ended June 30, 2014 from $132.7 million during the same period in 2013. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Income from operations increased $4.1 million, or 21.6%, to $22.8 million for the six months ended June 30, 2014, from $18.7 million during the same period in 2013. This increase in income from operations was primarily due to higher net revenues and lower one-time charges related to an amended purchase agreement and the related employment agreements related to the acquisition of Flagship Merchant Services in 2012, offset by a decrease in embezzlement recoveries received by the Company. Excluding stock based compensation, the Flagship one-time charges, and embezzlement recoveries and costs, income from operations for the first six months would have been $24.5 million or 10.1% lower than the comparable period in 2013. Our loss before income taxes was $10.1 million for iPayment and its consolidated subsidiaries and $24.1 million for Holdings and its consolidated subsidiaries during the six months ended June 30, 2014, compared to $14.8 million of loss before income taxes for iPayment and its consolidated subsidiaries and $28.1 million of loss before income taxes for Holdings and its consolidated subsidiaries in the same period in 2013.
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

During the quarter ended June 30, 2014, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from May 31 to October 1. This voluntary change is preferable under the circumstances as it provides the Company with appropriate time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
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
Generally, where we have ultimate responsibility for the merchant, as evidenced by our liability for merchant losses or credit risk, or portability with respect to such merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant pursuant to ASC 605. This amount includes interchange paid to card issuing banks and assessments paid to payment card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are recognized at the time transactions are processed. Revenues generated from merchant contracts where we do not have liability for merchant losses or credit risk or rights of portability, such as certain merchant portfolios we acquired from FDMS and certain of our other portfolios and merchant contracts, are reported net of interchange, as required by ASC 605.
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
Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. At June 30, 2014, and December 31, 2013, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $1.2 million and $1.2 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at June 30, 2014.
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

Results of Operations
Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

	Three months ended June 30,				Change
(Dollars in thousands, except percentages)	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%

Revenues	$182,875	100.0%	$173,939	100.0%	$8,936	5.1%
Operating expenses
Interchange	97,335	53.2%	90,602	52.1%	6,733	7.4%
Other costs of services (1)	63,215	34.6%	62,069	35.7%	1,146	1.8%
Selling, general and administrative (2)	6,822	3.7%	13,855	8.0%	(7,033)	(50.8)%
Embezzlement costs	(156)	(0.1)%	(458)	(0.3)%	302	(65.9)%
Total operating expenses (3)	167,216	91.4%	166,068	95.5%	1,148	0.7%
Income from operations	15,659	8.6%	7,871	4.5%	7,788	98.9%
Other expense
Interest expense, net (4)	16,497	9.0%	15,485	8.9%	1,012	6.5%
Other expense (income), net	(155)	(0.1)%	189	0.1%	(344)	(182.0)%
Total other expense (5)	16,342	8.9%	15,674	9.0%	668	4.3%
Loss before income taxes (6)	(683)	(0.4)%	(7,803)	(4.5)%	7,120	(91.2)%
Income tax provision (benefit) (7)	(374)	(0.2)%	13,779	7.9%	(14,153)	(102.7)%
Net loss (8)	$(309)	(0.2)%	$(21,582)	(12.4)%	$21,273	(98.6)%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended June 30, 2014, and June 30, 2013, are $63.2 million and $62.1 million, respectively.

(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2014, and June 30, 2013, are $6.9 million and $13.9 million, respectively.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the three months ended June 30, 2014, and June 30, 2013, are $167.3 million and $166.1 million, respectively.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2014, and June 30, 2013, are $23.5 million and $22.0 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended June 30, 2014, and June 30, 2013, are $23.4 million and $22.2 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended June 30, 2014, and June 30, 2013, are $7.8 million and $14.3 million, respectively.

(7)
Income taxes of Holdings and its consolidated subsidiaries for the three months ended June 30, 2014, and June 30, 2013, consists of an income tax benefit of $0.4 million and an income tax expense of $13.6 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended June 30, 2014, and June 30, 2013, are $7.4 million and $27.9 million, respectively.
Revenues. Revenues increased 5.1% to $182.9 million in the second quarter of 2014 from $173.9 million during the same period in 2013. This increase was driven by a higher number of transactions processed and average volume per merchant, partially mitigated by a lower number of total merchants, year over year.
Interchange Expenses. Interchange expense was $97.3 million in the second quarter of 2014, compared with $90.6 million for the same period in 2013. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume from 1.6% during the second quarter of 2013 to 1.7% for the same period in 2014, as well as, due to an increase in credit type transactions as opposed to debit type transactions during the second quarter of 2014 compared to the same period in 2013.
Other Costs of Services. Other costs of services increased 1.8% to $63.2 million for iPayment and its consolidated subsidiaries in the second quarter of 2014 as compared to $62.1 million during the same period in 2013. The increase in other costs of services was primarily due to higher residual expense, higher marketing and advertising expense, offset by lower portfolio amortization and depreciation expense for the three months ended June 30, 2014.

Selling, General and Administrative. Selling, general and administrative expenses decreased 50.8% to $6.8 million for iPayment and its consolidated subsidiaries in the second quarter of 2014 as compared to $13.9 million during the same period in 2013. This decrease was primarily driven by lower expense due to one-time charges incurred in the second quarter of 2013 related to the amendment of the Flagship purchase agreement and related employment agreements, offset by higher marketing and advertising expenses during the second quarter of 2014. Excluding stock based compensation, the Flagship-related charges, and remediation costs, selling, general and administrative expense increased $1.0 million or 17.9%.
Other Expense. Total other expense increased $0.7 million to $16.3 million for iPayment and its consolidated subsidiaries and increased $1.2 million to $23.4 million for Holdings and its consolidated subsidiaries in the second quarter of 2014, from $15.7 million for iPayment and its consolidated subsidiaries and $22.2 million for Holdings and its consolidated subsidiaries during the same period in 2013. Other expense in the second quarter of 2014 primarily consisted of interest expense. Interest expense increased to $16.5 million for iPayment and its consolidated subsidiaries and increased to $23.5 million for Holdings and its consolidated subsidiaries in the second quarter of 2014 from $15.5 million for iPayment and its consolidated subsidiaries and $22.0 million for Holdings and its consolidated subsidiaries in the same period in 2013.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had an income tax benefit of $0.4 million and $0.4 million, respectively, during the second quarter of 2014, compared to an income tax expense of $13.8 million and $13.6 million, respectively, during the same period in 2013. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of 54.7% and 4.8%, respectively, during the second quarter of 2014, compared to effective tax rates of (176.6)% and (95.0)% respectively, during the same period in 2013. For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the effective tax rate for the second quarter of 2014 was primarily due to a $1.5 million tax benefit from a state tax refund received during the quarter.
The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the interest deductibility limitations with respect to Holdings' 15.00%/15.00% Notes, which constitute an "Applicable High Yield Discount Obligation" for U.S. federal income tax purposes.
We have reported a cumulative pretax book loss for 2014, 2013 and 2012.  Considering the likelihood of realization of deferred tax assets, in the second quarter of 2013 we reached the determination that a valuation allowance was appropriate. Management assesses the realizability of the deferred tax assets based on the criteria of authoritative guidance each reporting period. If future events differ from management’s estimates, the valuation allowance may change in future periods.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

	Six months ended June 30,				Change
(Dollars in thousands, except percentages)	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%

Revenues	$340,982	100.0%	$329,889	100.0%	$11,093	3.4%
Operating expenses
Interchange	183,341	53.8%	172,443	52.3%	10,898	6.3%
Other costs of services (1)	121,891	35.7%	121,765	36.9%	126	0.1%
Selling, general and administrative (2)	13,237	3.9%	19,722	6.0%	(6,485)	(32.9)%
Embezzlement costs	(272)	(0.1)%	(2,777)	(0.8)%	2,505	(90.2)%
Total operating expenses (3)	318,197	93.3%	311,153	94.3%	7,044	2.3%
Income from operations	22,785	6.7%	18,736	5.7%	4,049	21.6%
Other expense
Interest expense, net (4)	32,947	9.7%	30,854	9.4%	2,093	6.8%
Other expense (income), net	(68)	—%	2,726	0.8%	(2,794)	(102.5)%
Total other expense (5)	32,879	9.6%	33,580	10.2%	(701)	(2.1)%
Loss before income taxes (6)	(10,094)	(3.0)%	(14,844)	(4.5)%	4,750	(32.0)%
Income tax provision (benefit) (7)	1,762	0.5%	10,405	3.2%	(8,643)	(83.1)%
Net loss (8)	$(11,856)	(3.5)%	$(25,249)	(7.7)%	$13,393	(53.0)%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the six months ended June 30, 2014 and 2013, are $121.9 million and $121.8 million, respectively.

(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2014 and 2013, are $13.3 million and $19.8 million, respectively.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the six months ended June 30, 2014 and 2013, are $318.3 million and $311.2 million, respectively.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2014 and 2013, are $46.9 million and $44.1 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the six months ended June 30, 2014 and 2013, are $46.8 million and $46.8 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the six months ended June 30, 2014 and 2013, are $24.1 million and $28.1 million, respectively.

(7)	Income taxes of Holdings and its consolidated subsidiaries for the six months ended June 30, 2014 and 2013, consists of an income tax expense of $1.8 million and $11.0 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the six months ended June 30, 2014 and 2013, are $25.9 million and $39.1 million, respectively.
Revenues. Revenues increased 3.4% to $341.0 million for the six months ended June 30, 2014 from $329.9 million during the same period in 2013. This increase was driven by a higher number of transactions processed and average volume per merchant, partially mitigated by a lower number of total merchants, year over year.
Interchange Expenses. Interchange expense was $183.3 million for the six months ended June 30, 2014, compared to $172.4 million for the same period in 2013. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume from 1.6% during the second quarter of 2013 to 1.7% for the same period in 2014.
Other Costs of Services. Other costs of services increased 0.1% to $121.9 million for iPayment and its consolidated subsidiaries for the six months ended June 30, 2014 as compared to $121.8 million during the same period in 2013. The increase in other costs of services was primarily due to higher residual expense, higher marketing and advertising expense offset by lower portfolio amortization and depreciation expense for the six months ended June 30, 2014.
Selling, General and Administrative. Selling, general and administrative expenses decreased 32.9% to $13.2 million for iPayment and its consolidated subsidiaries for the six months ended June 30, 2014 as compared to $19.7 million during the same period in 2013. This decrease was driven by lower expense due to one-time charges incurred in the second quarter of 2013 related to the amendment of the Flagship purchase agreement and related employment agreements, lower professional services fees for legal and accounting, offset by higher marketing and advertising expenses for the six months ended June 30, 2014. The decline in professional services was largely due to $0.8 million in expenses associated with the embezzlement during the six months ended June 30, 2013. Excluding stock based compensation, the Flagship-related charges, and remediation costs, selling, general and administrative expense increased $1.8 million or 17.8%.
Other Expense. Total other expense decreased $0.7 million to $32.9 million for iPayment and its consolidated subsidiaries from $33.6 million during the same period in 2013, but had no change for Holdings and its consolidated subsidiaries for the six months ended June 30, 2014, which remained at $46.8 million compared to the same period in 2013. Other expense for the six months ended June 30, 2014 primarily consisted of interest expense. Interest expense increased to $32.9 million for iPayment and its consolidated subsidiaries and increased to $46.9 million for Holdings and its consolidated subsidiaries for the six months ended June 30, 2014, and other expense decreased from $30.9 million for iPayment and its consolidated subsidiaries and $44.1 million for Holdings and its consolidated subsidiaries in the same period in 2013. Non-interest other expense for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries decreased $2.8 million compared to the same period in 2013 due to a legal settlement we incurred in the second quarter of 2013.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had an income tax expense of $1.8 million and $1.8 million, respectively, for the six months ended June 30, 2014, compared to an income tax expense of $10.4 million and $11.0 million, respectively, during the same period in 2013. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of (17.5)% and (7.3)%, respectively, for the six months ended June 30, 2014, compared to effective tax rates of (70.1)% and (39.1)%, respectively, during the same period in 2013. For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the inverse effective tax rate for the six months ended June 30, 2014 was primarily due to the recording of a valuation allowance against our deferred tax assets in the second quarter of 2013, decreased by a $1.5 million tax benefit from a state tax refund received in the second quarter of 2014.
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
Liquidity and Capital Resources
As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $0.7 million and $8.0 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense.
As of June 30, 2014, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $10.9 million compared to a net deficit of $3.6 million as of December 31, 2013. The increase in current deficit is primarily due to decreases in cash and cash equivalents, accounts receivable and prepaid and other current assets of $7.3 million, $1.2 million and $0.5 million, respectively, and increases in income taxes payable and accounts payable of $0.4 million and $0.7 million, respectively, offset by a decrease in accrued liabilities of $2.7 million.
As of June 30, 2014, Holdings and its consolidated subsidiaries had a net working capital deficit of $5.1 million compared to working capital of $2.5 million as of December 31, 2013. The increase in current deficit is primarily due to decreases in cash and cash equivalents, accounts receivable, income taxes receivable and prepaid and other current assets of $7.3 million, $1.2 million, $0.4 million and $0.5 million, respectively, and an increase in accounts payable and accrued interest payable of $0.7 million and $0.1 million, respectively, offset by a decrease in accrued liabilities and other of $2.7 million.
We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.
We have significant outstanding long-term debt as of June 30, 2014. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the resulting breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of June 30, 2014, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.58 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of June 30, 2014, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.38 to 1.00 compared to the allowed minimum of 1.25 to 1.00.
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
In addition, the 15.00%/15.00% Notes also include a leverage ratio test with which we must comply or pay additional interest. If Holdings' leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of PIK interest. For the quarter ended June 30, 2014 we determined that Holdings' leverage ratio was 8.66 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date and we will be required to pay 2.00% additional PIK interest on November 15, 2014. For further information on the 15.00%/15.00% Notes, see Note 5 to our consolidated financial statements.
Operating activities
Net cash provided by operating activities was $12.0 million for iPayment and its consolidated subsidiaries during the six months ended June 30, 2014. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $11.9 million adjusted by depreciation and amortization of $20.1 million, share-based compensation of $0.7 million, non-cash interest expense and other of $1.0 million, loss on disposal of property and equipment of $0.2 million, and a net favorable change in operating assets and liabilities of $1.7 million. The net favorable change in operating assets and liabilities is due to increases in accounts and income taxes payable, deferred tax liabilities and other liabilities of $1.2 million, $2.2 million and $0.3 million, respectively, and decreases in accounts receivable and prepaid expenses and other current assets of $1.2 million and $0.5 million, respectively, offset by decreases in accrued liabilities and interest of $2.8 million and increases in other assets of $0.8 million.
For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $6.2 million consisted of a net loss of $25.9 million adjusted by depreciation and amortization of $20.1 million, share based compensation of $0.7 million, non-cash interest expense and other of $9.1 million, loss on disposal of property and equipment of $0.2 million, and a net favorable change in operating assets and liabilities of $1.9 million. The net favorable change in operating assets and liabilities is due to increases in accounts payable, deferred tax liabilities, accrued interest and other liabilities of $0.7 million, $2.2 million, $0.1 million and $0.3 million, respectively, and decreases in accounts receivable, income taxes receivable and prepaid and other current assets of $1.2 million, $0.4 million and $0.5 million, respectively, offset by a decrease in accrued liabilities and other of $2.7 million and an increase in other assets of $0.8 million.
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
For Holdings and its consolidated subsidiaries, net cash provided by operating activities was $13.2 million during the six months ended June 30, 2013. Net cash provided by operating activities consisted of a net loss of $39.1 million adjusted by depreciation and amortization of $25.0 million, share based compensation of $4.8 million, non-cash interest expense and other of $3.5 million, loss on disposal of property and equipment of $0.5 million, and a net favorable change in operating assets and liabilities of $18.6 million. The net favorable change in operating assets and liabilities is primarily due to decreases in accounts receivable and other assets, increases in deferred tax liabilities, accrued liabilities and accrued interest, offset by increases in prepaid expenses and other current assets and decreases in accounts payable.

Investing activities
Net cash used in investing activities for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries was $4.5 million during the six months ended June 30, 2014, consisting primarily of capital expenditures of $2.0 million, acquisitions of $3.0 million and payments received on notes receivable of $0.5 million.
Net cash used in investing activities for iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries was $11.7 million during the six months ended June 30, 2013, consisting primarily of $1.9 million of property and equipment expenditures and $9.8 million of acquisitions of businesses and portfolios and payments for prepaid residual expenses.
Financing activities
Net cash used in financing activities for iPayment and its consolidated subsidiaries was $14.8 million during the six months ended June 30, 2014, consisting of $9.0 million in net repayments on the revolving facility under the Senior Secured Credit Facilities and dividends to Holdings of $5.8 million for the payment of interest on the 15.00%/15.00% Notes and certain expenses of Holdings.
Net cash used in financing activities for Holdings and its consolidated subsidiaries was $9.0 million during the six months ended June 30, 2014, consisting of $9.0 million in net repayments on the revolving facility under the Senior Secured Credit Facilities.
Net cash used in financing activities for iPayment and its consolidated subsidiaries was $11.3 million during the six months ended June 30, 2013, consisting of $5.0 million of repayments on the term loan under the Senior Secured Credit Facilities and $1.0 million of net repayments on the revolving facility thereunder and a $5.3 million dividend to Holdings which was used for the payment of interest on the 15.00%/15.00% Notes and certain expenses of Holdings.
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
Contractual Obligations
The following table of our material contractual obligations as of June 30, 2014, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	377,500	—	377,500	—	—
10.25% Notes	400,000	—	—	400,000	—
Interest, net of discount and amortization (1)	229,489	66,860	127,947	34,682	—
Operating lease obligations	20,649	2,673	5,383	5,529	7,064
Purchase obligations and other (2)	3,017	1,528	1,489	—	—
Total contractual obligations	1,030,655	71,061	512,319	440,211	7,064
Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	132,288	—	—	132,288	—
Interest(1)(3)	86,362	10,157	43,546	32,659	—
Total contractual obligations	218,650	10,157	43,546	164,947	—

(1)
Future interest obligations are calculated using current interest rates on existing debt balances as of June 30, 2014, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 5 to the consolidated financial statements.

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
New Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
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
Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of June 30, 2014, we had $377.5 million of loans outstanding under our Senior Secured Credit Facilities, substantially all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of June 30, 2014 of approximately $3.8 million.
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
Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, of the effectiveness of our disclosure controls and procedures. As a result, the Board of Directors and management concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during the first six months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to certain legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. For further information, see Note 9 “Commitments and Contingencies” to our consolidated financial statements.

Item 1A. Risk Factors
Certain risks associated with our business, our indebtedness, and acquisitions we have made or may make are discussed in our 2013 Annual Report on Form 10-K under the heading “Risk Factors” in Item 1A of that report. We do not believe there have been any material changes in these risks during the six months ended June 30, 2014.
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

iPayment Holdings, Inc.

Date: August 13, 2014	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman and Chief Executive Officer

Date: August 13, 2014	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.

Date: August 13, 2014	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman and Chief Executive Officer

Date: August 13, 2014	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated herein by reference
Number	Description	Form	Date

18.1*	Preferability Letter of Independent Registered Public Accounting Firm dated August 13, 2014.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	1.1.1 XBRL Taxonomy Extension Presentation Linkbase Document
________________________________

*	Filed herewith.
**	Furnished herewith.
†
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.