Form 10-Q
period 2014-09-30
iPayment, Inc.; iPayment Holdings, Inc
filed 2014-11-17
CIK 1140184, 1364652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

iPayment Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
iPayment, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

iPayment Holdings, Inc.	Yes ☐ No ☑
iPayment, Inc.	Yes ☐ No ☑

Title of each class	Shares Outstanding at November 14, 2014
iPayment Holdings, Inc. (Common stock, $0.01 par value)	4,875,000
iPayment, Inc. (Common stock, $0.01 par value)	100

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
(Dollars in thousands)
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,041	$8,005	$1,041	$8,005
Accounts receivable, net of allowance for doubtful accounts of $556 and $453 at September 30, 2014, and December 31, 2013, respectively	22,163	27,495	22,163	27,495
Income taxes receivable, net	—	—	2,211	2,646
Prepaid expenses and other current assets	4,951	5,050	3,136	4,472
Total current assets	28,155	40,550	28,551	42,618
Restricted cash	803	825	803	825
Property and equipment, net	6,939	6,902	6,939	6,902
Merchant portfolio and other intangible assets, net of accumulated amortization of $169,248 and $143,533 at September 30, 2014, and December 31, 2013, respectively	163,475	184,799	163,475	184,799
Goodwill	684,241	678,704	685,041	679,504
Investment in 15.00%/15.00% Holdings notes, held to maturity	26,682	24,661	—	—
Other assets, net	21,641	24,161	23,506	26,252
Total assets	$931,936	$960,602	$908,315	$940,900
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,806	$4,187	$5,806	$4,187
Income taxes payable, net	6,427	5,992	—	—
Accrued interest	17,264	7,028	25,697	9,711
Accrued liabilities and other	19,891	24,078	19,891	24,078
Deferred tax liabilities	2,839	2,839	2,185	2,185
Total current liabilities	52,227	44,124	53,579	40,161
Deferred tax liabilities, net	25,731	24,627	26,386	25,282
Long-term debt	768,091	785,357	899,741	910,893
Other liabilities	3,738	3,062	3,738	3,062
Total liabilities	849,787	857,170	983,444	979,398
Commitments and contingencies (Note 9)	—	—	—	—
Equity
Common stock of iPayment, Inc., $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2014, and December 31, 2013	165,764	165,764	—	—
Common stock of iPayment Holdings, Inc., $0.01 par value; 8,000,000 shares authorized, 4,875,000 shares issued and outstanding at September 30, 2014, and December 31, 2013	—	—	45,268	45,268
Additional paid-in capital	9,131	8,032	9,131	8,032
Accumulated deficit	(92,746)	(70,364)	(129,528)	(91,798)
Total stockholders' equity (deficit)	82,149	103,432	(75,129)	(38,498)
Total liabilities and stockholders' equity	$931,936	$960,602	$908,315	$940,900
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Revenues	$178,641	$167,777	$519,623	$497,667
Operating expenses:
Interchange	99,648	89,952	282,989	262,396
Other costs of services	61,436	60,153	183,327	181,918
Selling, general and administrative	6,816	6,071	20,053	25,793
Embezzlement recoveries	(118)	(126)	(390)	(2,903)
Total operating expenses	167,782	156,050	485,979	467,204
Income from operations	10,859	11,727	33,644	30,463
Other expense:
Interest expense, net	16,511	16,411	49,458	47,265
Other expense (income), net	13	(154)	(55)	2,572
Loss before income taxes	(5,665)	(4,530)	(15,759)	(19,374)
Income tax provision (benefit)	(1,015)	2,454	747	12,860
Net and comprehensive loss	$(4,650)	$(6,984)	$(16,506)	$(32,234)
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Revenues	$178,641	$167,777	$519,623	$497,667
Operating expenses:
Interchange	99,648	89,952	282,989	262,396
Other costs of services	61,436	60,184	183,327	181,995
Selling, general and administrative	6,854	6,090	20,175	25,840
Embezzlement recoveries	(118)	(126)	(390)	(2,903)
Total operating expenses	167,820	156,100	486,101	467,328
Income from operations	10,821	11,677	33,522	30,339
Other expense:
Interest expense, net	23,672	22,527	70,560	66,579
Other expense (income), net	13	(154)	(55)	2,572
Loss before income taxes	(12,864)	(10,696)	(36,983)	(38,812)
Income tax provision (benefit)	(1,015)	1,833	747	12,809
Net and comprehensive loss	$(11,849)	$(12,529)	$(37,730)	$(51,621)
See accompanying notes to consolidated financial statements.

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013

Cash flows from operating activities
Net loss	$(16,506)	$(32,234)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	29,203	36,363
Share-based compensation	1,099	5,238
Noncash interest and other expense	2,260	(4,331)
Loss on disposal of property and equipment	317	603
Changes in assets and liabilities:
Accounts receivable	5,332	9,669
Prepaid expenses and other current assets	189	(5,634)
Other assets	(1,912)	176
Accounts payable and income taxes payable	2,054	3,032
Accrued interest	10,236	10,498
Deferred tax liabilities, net	1,104	10,308
Accrued liabilities and other	(3,511)	(3,925)
Net cash provided by operating activities	29,865	29,763
Cash flows from investing activities
Change in restricted cash	22	3
Expenditures for property and equipment	(3,148)	(2,258)
Acquisitions of businesses and portfolios	(8,022)	(5,582)
Payments on notes receivable	217	—
Payments for prepaid residual expenses	(2,522)	(4,598)
Net cash used in investing activities	(13,453)	(12,435)
Cash flows from financing activities
Net repayments on line of credit	(17,500)	(12,000)
Repayments of debt	—	(5,000)
Dividends paid to parent company	(5,876)	(5,235)
Net cash used in financing activities	(23,376)	(22,235)
Net decrease in cash and cash equivalents	(6,964)	(4,907)
Cash and cash equivalents, beginning of period	8,005	6,572
Cash and cash equivalents, end of period	$1,041	$1,665
Supplemental disclosure of cash flow information:
Cash paid (refunds received) during the period for income taxes, net	$(1,506)	$498
Cash paid during the period for interest	$40,060	$43,036
See accompanying notes to consolidated financial statements.

iPAYMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013

Cash flows from operating activities
Net loss	$(37,730)	$(51,621)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	29,203	36,363
Share-based compensation	1,099	5,238
Noncash interest and other expense	10,621	2,126
Loss on disposal of property and equipment	317	603
Changes in assets and liabilities:
Accounts receivable	5,332	9,669
Prepaid expenses and other current assets	1,426	(4,434)
Other assets	(1,912)	1,068
Accounts payable and income taxes receivable	2,054	2,409
Accrued interest	15,986	16,154
Deferred tax liabilities, net	1,104	10,878
Accrued liabilities and other	(3,511)	(3,925)
Net cash provided by operating activities	23,989	24,528
Cash flows from investing activities
Change in restricted cash	22	3
Expenditures for property and equipment	(3,148)	(2,258)
Acquisitions of businesses and portfolios	(8,022)	(5,582)
Payments on notes receivable	217	—
Payments for prepaid residual expenses	(2,522)	(4,598)
Net cash used in investing activities	(13,453)	(12,435)
Cash flows from financing activities
Net repayments on line of credit	(17,500)	(12,000)
Repayments of debt	—	(5,000)
Net cash used in financing activities	(17,500)	(17,000)
Net decrease in cash and cash equivalents	(6,964)	(4,907)
Cash and cash equivalents, beginning of period	8,005	6,572
Cash and cash equivalents, end of period	$1,041	$1,665
Supplemental disclosure of cash flow information:
Cash paid (refunds received) during the period for income taxes, net	$(1,506)	$498
Cash paid during the period for interest	$45,814	$43,036
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
Business
Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the internet. We market and sell our services to merchants throughout the United States through various channels, including a network of Independent Sales Groups, or "ISGs", which are non-employee, external sales organizations with which we have contractual relationships, and directly to merchants through our employee sales force, partnerships with various associations and agents banks, through the use of electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa and MasterCard associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services primarily from our operating facility in Westlake Village, California.
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
We utilize an accelerated method of amortization over a 15-year period, which we believe approximates the distribution of actual cash flows generated by our merchant portfolios. All other intangible assets are amortized using the straight-line method over an estimated life of three to seven years. For the three and nine months ended September 30, 2014, amortization expense related to our merchant portfolios and other intangible assets was $8.4 million and $27.1 million, respectively. For the three and nine months ended September 30, 2013, amortization expense related to our merchant portfolios and other intangible assets was $10.7 million and $34.5 million, respectively.
In addition, we have implemented both quarterly and annual procedures to determine whether a significant change in the trend of the current attrition rates being used has occurred on a portfolio-by-portfolio basis. In reviewing the current attrition rate trends, we consider relevant benchmarks such as charge volume, revenues, number of merchant accounts, gross profit and future expectations of the aforementioned factors compared to historical amounts and rates. If we identify any significant changes or trends in the attrition rate of any portfolio, we will adjust our current and prospective estimated attrition rates so that the amortization expense better approximates the distribution of actual cash flows generated by the merchant processing portfolios. Any adjustments made to the amortization schedules would be treated as a change in estimate and accounted for prospectively. There were no related adjustments to amortization expense for the three and nine months ended September 30, 2014 and 2013.
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

We believe the carrying amounts of financial instruments at September 30, 2014 approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate their respective fair values. At September 30, 2014, the carrying value of the term facility under the Senior Secured Credit Facilities, net of a discount of $0.9 million, was $346.6 million and the carrying value of the revolving facility was $21.5 million. We estimate the fair value of the term facility to be approximately $344.9 million, considering executed trades occurring around September 30, 2014, and we believe that the fair value of the revolver facility approximates carrying value due to its short maturities. The carrying value of the 10.25% Notes was $400.0 million as of September 30, 2014. We estimate their fair value to be approximately $355.0 million based on consideration of executed trades occurring around September 30, 2014. The carrying value of the 15.00%/15.00% Notes, net of discount of $0.6 million was $131.7 million as of September 30, 2014. We estimate their fair value to be approximately $43.7 million, considering executed trades occurring around September 30, 2014. The fair value of the Senior Secured Credit Facilities, the 10.25% Notes, and the 15.00%/15.00% Notes are estimated using direct and indirect observable market information and are classified within Level 2 of the fair value hierarchy, as defined by ASC 820. We are contractually obligated to repay our borrowings in full and there can be no certainty that the creditors under our borrowing arrangements would be willing to settle these instruments with us at the estimated fair values indicated herein.
Common Stock
iPayment and Holdings had 100 and 4,875,000 shares of common stock, respectively, issued and outstanding at September 30, 2014. The Company has elected not to present earnings per share data as management believes such presentation would not be meaningful. There is no established public trading market for Holdings common stock or for the Warrants. No Warrants were exercised as of September 30, 2014.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award, which generally equals the vesting period. For the three and nine months ended September 30, 2014 we recognized $0.4 million and $1.1 million, respectively, in expense related to vested service units. For the three and nine months ended September 30, 2013 we recognized $0.5 million and $5.2 million, respectively, in expense related to vested service units. For performance stock units, we re-assess the probability of vesting at each reporting period and if the target is not attained, we do not recognize any expense. The performance condition is not considered in determining the grant date fair value. For the three and nine months ended September 30, 2014 and 2013, we did not recognize any expense for performance-based phantom stock units.
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
Based on the results of the Company's internal investigation, and the financial impact thereof on prior financial periods, on November 1, 2012, the Boards of Directors of the Company and Holdings determined that the Company's financial statements (i) for the fiscal years ended December 31, 2009, 2010, and 2011, included in the Company's Annual Reports on Form 10-K for the years then ended and Ernst & Young LLP's reports thereon, (ii) for the interim periods within such fiscal years included in the Company's Quarterly Reports on Form 10-Q, and (iii) for the quarters ended March 31, 2012, and June 30, 2012, included in the Company's Quarterly Reports on Form 10-Q (the "Affected Financial Statements"), should no longer be relied upon. As a result, the Company restated the Affected Financial Statements to reflect the effect of such financial misconduct on the Affected Financial Statements. On January 29, 2013, the Company filed Amendment No. 1 to Form 10-K for the year ended December 31, 2011 and on January 31, 2013, the Company filed Amendment No. 1 to Form 10-Q for the period ended March 31, 2012 and Amendment No. 1 to Form 10-Q for the period ended June 30, 2012 with such restated financial statements.
As disclosed in the Company's 2013 Annual Report, the Company has entered into cooperation and restitution and/or settlement agreements with all the material participants in the misconduct. Under the terms of the various agreements, the participants in the misconduct have agreed to certain restrictive covenants and, collectively, to repay to the Company $8.4 million. Of this amount, the Company had collected $5.6 million as of September 30, 2014, including $0.4 million during the nine months ended September 30, 2014. Of the remaining $2.8 million, substantially all of which is secured by liens on real property owned by various participants in the misconduct, approximately $0.9 million is scheduled to be repaid to the Company by no later than July 1, 2016. There can be no assurance, however, that we will be able to recover all or a material portion of the remaining amounts described above. In addition, on May 1, 2013, the Company recovered $3 million under its crime insurance policy in connection with the misconduct described above.
(3) Acquisitions
On July 14, 2014 the Company acquired 100% of the capital stock of a mobile application and digital loyalty developer for total consideration of $5.0 million. We have preliminarily determined that this acquisition resulted in increases to goodwill of $4.5 million, tradename of $0.1 million, and intellectual property of $0.4 million.
There were no material acquisitions of businesses or other assets during the three months ended September 30, 2013.

(4) Other Intangibles
Payments for Prepaid Residual Expenses
For the nine months ended September 30, 2014 and the nine months ended September 30, 2013, we made payments totaling $2.5 million and $4.6 million, respectively, to several ISGs in exchange for contract modifications which, among other provisions, lowered our obligations for future payments of residuals to them. These payments were assigned to intangible assets in the accompanying consolidated balance sheets and are amortized over their expected useful lives.
(5) Long-Term Debt
Our long-term debt is comprised of the following:

	iPAYMENT, INC.		iPAYMENT HOLDINGS, INC.
(Dollars in thousands)	As of September 30, 2014	As of December 31, 2013	As of September 30, 2014	As of December 31, 2013
	(unaudited)	(audited)	(unaudited)	(audited)
Senior Secured Credit Facilities
Term facility	$347,500	$347,500	$347,500	$347,500
Revolving facility	21,500	39,000	21,500	39,000
Discount on Senior Secured Credit Facilities - Term Facility	(909)	(1,143)	(909)	(1,143)
10.25% Notes	400,000	400,000	400,000	400,000
15.00%/15.00% Notes	—	—	132,288	126,289
Discount on 15.00%/15.00% Notes, net of amortization of $529 as of 9/30/14 and $412 as of 12/31/2013	—	—	(638)	(753)
	768,091	785,357	899,741	910,893
Less: Current portion of long-term debt	—	—	—	—
Total long-term debt	$768,091	$785,357	$899,741	$910,893
The terms of our long-term debt contain various financial and non-financial covenants as further discussed below. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts thereunder immediately due and payable. We currently do not have available cash or other similar liquid resources available to repay all of our debt obligations if they were to become immediately due and payable. As of September 30, 2014, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.60 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of September 30, 2014, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.33 to 1.00 compared to the allowed minimum of 1.25 to 1.00.
During the first nine months of 2014, we made net repayments of $17.5 million under the revolving facility of the Senior Secured Credit Facilities.
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
At September 30, 2014, iPayment had approximately $346.6 million of term loans outstanding (net of discount of $0.9 million) at a weighted average interest rate of 6.75% and $21.5 million of borrowings under its revolving facility at a weighted average interest rate of 5.49%.
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
Cash interest and PIK interest each accrue at a rate of 15.00% per annum. If Holdings’ leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of additional PIK interest. For the quarter ended September 30, 2014 we determined that our leverage ratio was 8.80 to 1.00; accordingly, we have recognized $1.2 million of additional 2.00% PIK interest expense during the nine months ended September 30, 2014 with respect to the interest period from May 15, 2014 to November 15, 2014. We are obligated to pay additional 2% PIK interest until the next interest payment date on which the Company's leverage ratio is equal to, or less than, 7.25 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date. The 15.00%/15.00% Notes will bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of PIK interest is made. Holdings must elect the form of interest payment with respect to each interest period not later than the beginning of each interest period. In the absence of such an election, Holdings will pay interest according to the election for the previous interest period.
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
iPayment and its consolidated subsidiaries had net capitalized debt issuance costs related to the Senior Secured Credit Facilities of $7.9 million, 10.25% Notes of $6.5 million, and the purchase of Holdings 15.00%/15.00% Notes of $0.5 million, as of September 30, 2014. Holdings and its consolidated subsidiaries had net capitalized debt issuance costs related to the 15.00%/15.00% Notes of $1.9 million and a debt discount related to the Warrants of $0.6 million as of September 30, 2014.
These costs are being amortized to interest expense with amounts computed using an effective interest method over the life of the related debt instruments.
Amortization expense of iPayment and its consolidated subsidiaries related to the debt issuance costs for the Senior Secured Credit Facilities, the 10.25% Notes and the purchase of Holdings 15.00%/15.00% Notes were $0.7 million, $0.4 million and $0.1 million, respectively, for the three months ended September 30, 2014 and $2.1 million, $1.1 million and $0.3 million, respectively, for the nine months ended September 30, 2014. Amortization expense of Holdings and its consolidated subsidiaries related to the debt issuance costs for the 15.00%/15.00% Notes was $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2014.
Exchange Offers and Consent Solicitations
On November 7, 2014, the Companies launched exchange offers (the "Exchange Offers") and related consent solicitations (the "Consent Solicitations") to holders of iPayment’s outstanding 10.25% Senior Notes due 2018 (the "Opco Notes") and holders of Holding’s outstanding 15.00%/15.00% Senior Notes due 2018 (the "Holdco Notes" and, together with the Opco Notes, the "Existing Notes") pursuant to an Offers to Exchange and Consent Solicitation Statement, dated as of November 7, 2014 (as it may be amended from time to time, the "Statement") in accordance with the terms of the previously announced Exchange Offer Support Agreement (as it may be amended from time to time, the "Support Agreement") described in the Companies’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014. For further information on the exchange offers and their anticipated impact please see Note 12 "Subsequent Events" to our consolidated financial statements.
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries the condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013 and the related consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013.
Effective December 31, 2013 a number of subsidiaries which were guarantors of the 10.25% Notes were merged into iPayment, Inc. The effects of these mergers are reflected in the “iPayment, Inc.” column of the following condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, and consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014, and the consolidated statements of cash flows for the nine months ended September 30, 2014. The activities of the merged entities are reflected in the "Guarantor Subsidiaries" column of the following consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013.

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1,041	$—	$—	$—	$1,041
Accounts receivable, net	20,505	1,658	—	—	22,163
Prepaid expenses and other current assets	4,053	898	—	—	4,951
Total current assets	25,599	2,556	—	—	28,155
Restricted cash	803	—	—	—	803
Property and equipment, net	5,508	1,431	—	—	6,939
Intercompany receivable	—	48,255	—	(48,255)	—
Merchant portfolios and other intangible assets, net	147,314	16,161	—	—	163,475
Goodwill	632,688	51,553	—	—	684,241
Investment in subsidiaries	113,705	—	—	(113,705)	—
Investment in 15.00%/15.00% Notes	26,682	—	—	—	26,682
Other assets, net	21,620	21	—	—	21,641
Total assets	$973,919	$119,977	$—	$(161,960)	$931,936
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$4,619	$1,187	$—	$—	$5,806
Income taxes payable, net	6,427	—	—	—	6,427
Accrued interest	17,264	—	—	—	17,264
Accrued liabilities and other	18,454	1,437	—	—	19,891
Deferred tax liabilities, net	2,055	784	—	—	2,839
Total current liabilities	48,819	3,408	—	—	52,227
Deferred tax liabilities, net	23,367	2,364	—	—	25,731
Intercompany payable	48,255	—	—	(48,255)	—
Long-term debt	768,091	—	—	—	768,091
Other liabilities	3,238	500	—	—	3,738
Total stockholders' equity	82,149	113,705	—	(113,705)	82,149
Total liabilities and equity	$973,919	$119,977	$—	$(161,960)	$931,936

iPAYMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013
	(Audited)
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$8,005	$—	$—	$—	$8,005
Accounts receivable, net	26,366	1,129	—	—	27,495
Prepaid expenses and other current assets	2,788	2,262	—	—	5,050
Total current assets	37,159	3,391	—	—	40,550
Restricted cash	825	—	—	—	825
Property and equipment, net	6,031	871	—	—	6,902
Intercompany receivable	—	40,216	—	(40,216)	—
Merchant portfolios and other intangible assets, net	168,683	16,116	—	—	184,799
Goodwill	632,688	46,016	—	—	678,704
Investment in subsidiaries	99,921	—	—	(99,921)	—
Investment in 15.00%/15.00% Notes	24,661	—	—	—	24,661
Other assets, net	24,141	20	—	—	24,161
Total assets	$994,109	$106,630	$—	$(140,137)	$960,602
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,371	$816	$—	$—	$4,187
Income taxes payable, net	5,992	—	—	—	5,992
Accrued interest	7,028	—	—	—	7,028
Accrued liabilities and other	19,868	4,210	—	—	24,078
Deferred tax liabilities	2,055	784			2,839
Total current liabilities	38,314	5,810	—	—	44,124
Deferred tax liabilities, net	23,728	899	—	—	24,627
Intercompany payable	40,216	—	—	(40,216)	—
Long-term debt	785,357	—	—	—	785,357
Other liabilities	3,062	—	—	—	3,062
Total stockholders' equity	103,432	99,921	—	(99,921)	103,432
Total liabilities and equity	$994,109	$106,630	$—	$(140,137)	$960,602

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$125,099	$53,542	$—	$—	$178,641
Operating expenses:
Interchange	68,496	31,152	—	—	99,648
Other costs of services	47,542	13,894	—	—	61,436
Selling, general and administrative	4,318	2,498	—	—	6,816
Embezzlement recoveries	(118)	—	—	—	(118)
Total operating expenses	120,238	47,544	—	—	167,782
Income from operations	4,861	5,998	—	—	10,859
Other expense:
Interest expense, net	16,511	—	—	—	16,511
Other expense, net	13	—	—	—	13
Income (loss) before income taxes	(11,663)	5,998	—	—	(5,665)
Income tax (benefit) provision	(1,126)	111	—	—	(1,015)
Equity in subsidiary earnings, net	5,887	—	—	(5,887)	—
Net and comprehensive income (loss)	$(4,650)	$5,887	$—	$(5,887)	$(4,650)

	Three Months Ended September 30, 2013
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$123,033	$44,744	$—	$—	$167,777
Operating expenses:
Interchange	63,641	26,311	—	—	89,952
Other costs of services	49,031	11,122	—	—	60,153
Selling, general and administrative	4,520	1,551	—	—	6,071
Embezzlement recoveries	(126)	—	—	—	(126)
Total operating expenses	117,066	38,984	—	—	156,050
Income from operations	5,967	5,760	—	—	11,727
Other expense:
Interest expense, net	16,409	2	—	—	16,411
Other expense (income), net	(155)	1	—	—	(154)
Income (loss) before income taxes	(10,287)	5,757	—	—	(4,530)
Income tax provision	2,454	—	—	—	2,454
Equity in subsidiary earnings, net	5,757	—	—	(5,757)	—
Net and comprehensive income (loss)	$(6,984)	$5,757	$—	$(5,757)	$(6,984)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$370,628	$148,995	$—	$—	$519,623
Operating expenses:
Interchange	197,967	85,022	—	—	282,989
Other costs of services	143,258	40,069	—	—	183,327
Selling, general and administrative	12,834	7,219	—	—	20,053
Embezzlement recoveries	(390)	—	—	—	(390)
Total operating expenses	353,669	132,310	—	—	485,979
Income from operations	16,959	16,685	—	—	33,644
Other expense:
Interest expense, net	49,458	—	—	—	49,458
Other income, net	(55)	—	—	—	(55)
Income (loss) before income taxes	(32,444)	16,685	—	—	(15,759)
Income tax provision	(817)	1,564	—	—	747
Equity in subsidiary earnings, net	15,121	—	—	(15,121)	—
Net and comprehensive income (loss)	$(16,506)	$15,121	$—	$(15,121)	$(16,506)

	Nine Months Ended September 30, 2013
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Revenues	$379,571	$118,096	$—	$—	$497,667
Operating expenses:
Interchange	194,611	67,785	—	—	262,396
Other costs of services	150,396	31,522	—	—	181,918
Selling, general and administrative	13,613	12,180	—	—	25,793
Embezzlement recoveries	(2,903)	—	—	—	(2,903)
Total operating expenses	355,717	111,487	—	—	467,204
Income from operations	23,854	6,609	—	—	30,463
Other expense:
Interest expense, net	47,262	3	—	—	47,265
Other expense, net	2,516	56	—	—	2,572
Income (loss) before income taxes	(25,924)	6,550	—	—	(19,374)
Income tax provision	12,860	—	—	—	12,860
Equity in subsidiary earnings, net	6,550	—	—	(6,550)	—
Net and comprehensive income (loss)	$(32,234)	$6,550	$—	$(6,550)	$(32,234)

iPAYMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by
operating activities	$20,835	$9,030	$—	$—	$29,865
Investing activities:
Change in restricted cash	22	—	—	—	22
Expenditures for property and equipment	(2,140)	(1,008)	—	—	(3,148)
Acquisitions of business and portfolios	—	(8,022)	—	—	(8,022)
Payments on notes receivable	217	—	—	—	217
Payments for prepaid residual expenses	(2,522)	—	—	—	(2,522)
Net cash used in investing activities	(4,423)	(9,030)	—	—	(13,453)
Financing activities:
Net repayments on line of credit	(17,500)	—	—	—	(17,500)
Dividends to parent company	(5,876)	—	—	—	(5,876)
Net cash used in financing activities	(23,376)	—	—	—	(23,376)
Net decrease in cash and cash equivalents	(6,964)	—	—	—	(6,964)
Cash and cash equivalents, beginning of period	8,005	—	—	—	8,005
Cash and cash equivalents, end of period	$1,041	$—	$—	$—	$1,041

	Nine Months Ended September 30, 2013
	iPayment, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	iPayment, Inc. Consolidated
(Dollars in thousands)
Net cash provided by
operating activities	$29,381	$382	$—	$—	$29,763
Investing activities:
Change in restricted cash	3	—	—	—	3
Expenditures for property and equipment	(1,875)	(383)	—	—	(2,258)
Acquisitions of business and portfolios	(5,582)	—	—	—	(5,582)
Payments for prepaid residual expenses	(4,598)	—	—	—	(4,598)
Net cash used in investing activities	(12,052)	(383)	—	—	(12,435)
Financing activities:
Net repayments on line of credit	(12,000)	—	—	—	(12,000)
Repayments of debt	(5,000)	—	—	—	(5,000)
Dividends to parent company	(5,235)	—	—	—	(5,235)
Net cash used in financing activities	(22,235)	—	—	—	(22,235)
Net decrease in cash and cash equivalents	(4,906)	(1)	—	—	(4,907)
Cash and cash equivalents, beginning of period	6,571	1	—	—	6,572
Cash and cash equivalents, end of period	$1,665	$—	$—	$—	$1,665

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
For iPayment and its consolidated subsidiaries, our effective tax rate for the nine months ended September 30, 2014 was (4.7)% and we recorded a tax expense of $0.7 million on pretax loss of $15.8 million. The inverse effective tax rate was due to the recording of a valuation allowance against our deferred tax assets, decreased by a $1.5 million tax benefit from a state tax refund received during the second quarter of 2014.
For Holdings and its consolidated subsidiaries, our effective tax rate for the nine months ended September 30, 2014 was (2.0)% and we recorded a tax expense of $0.7 million on pretax loss of $37.0 million. The difference between the effective tax rates for Holdings and its consolidated subsidiaries and iPayment and its consolidated subsidiaries relates to the interest deductibility limitations with respect to Holdings' 15.00%/15.00% Notes, which constitute an "Applicable High Yield Discount Obligation" for U.S. federal income tax purposes.
For the nine months ended September 30, 2014, we accrued $0.3 million of interest and penalties related to our uncertain tax positions. As of September 30, 2014, the total amount of our unrecognized tax benefits was $2.7 million. Net of related deferred tax assets, unrecognized tax benefits were $0.9 million to date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $0.4 million. As of September 30, 2014, we do not anticipate a significant change to the total amount of unrecognized tax benefits in the next twelve months.
On March 13, 2014, the Internal Revenue Service notified us that they plan to audit the tax return of the predecessor holding company, iPayment Investors, LP and its subsidiaries, for the year ended December 31, 2010. No other notifications have been received as of September 30, 2014 and no date has been set for the beginning of the audit.
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
(11) Related Party Transactions
None.
(12) Subsequent Events
Appointment of Officer
On October 14, 2014, iPayment and Holdings (collectively, the “Companies”) appointed Greg Cohen as President of the Companies. Under the terms of his employment, Mr. Cohen will receive a base salary of $400,000 per annum, and will be eligible to receive an annual performance-based bonus of up to 75% his annual base salary. In addition, Mr. Cohen will receive an initial grant of 125,000 phantom units pursuant to Holdings’ Equity Incentive Plan within thirty (30) days of the commencement of his employment, and is eligible for future additional phantom unit grants based on satisfaction of certain conditions. Mr. Cohen also serves on the Executive Committee of the Board of Directors of the Electronic Transaction Association, for which he will assume the role of President-Elect as of January 1, 2015.
Exchange Offering
On November 7, 2014, the Companies launched exchange offers (the "Exchange Offers") and related consent solicitations (the "Consent Solicitations") to holders of iPayment’s outstanding 10.25% Senior Notes due 2018 (the "Opco Notes") and holders of Holding’s outstanding 15.00%/15.00% Senior Notes due 2018 (the "Holdco Notes" and, together with the Opco Notes, the "Existing Notes") pursuant to an Offers to Exchange and Consent Solicitation Statement, dated as of November 7, 2014 (as it may be amended from time to time, the "Statement") in accordance with the terms of the previously announced Exchange Offer Support Agreement (as it may be amended from time to time, the "Support Agreement") described in the Companies’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014. Pursuant to the Exchange Offers, (i) holders of Opco Notes will exchange their existing Opco Notes for their pro rata share of (a) up to $285 million aggregate principal amount of new 8.50% Senior Secured Notes due 2019 (the "New Notes") and (b) up to 61.5% of the common stock of Holdings (the "Common Stock") to be issued and outstanding (without giving effect to the exercise of any Warrants (defined below)) if the Exchange Offers are completed and (ii) holders of Holdco Notes will exchange their existing Holdco Notes for their pro rata share of (a) up to $30 million aggregate principal amount of New Notes, (b) up to 18.5% of the Common Stock to be issued and outstanding (without giving effect to the exercise of any Warrants) if the Exchange Offers are completed, and (c) warrants to purchase Common Stock (the "Warrants") representing up to 40.0% of the Common Stock on a fully diluted basis. In connection with the Exchange Offers, existing holders of equity securities of Holdings will be issued Warrants representing 47.5% of the Common Stock on a fully diluted basis assuming 100% participation in the Exchange Offers by holders of the Existing Notes.
Upon the consummation of the Exchange Offers, holders of the Opco Notes will be paid all accrued and unpaid interest on their Opco Notes and holders of the Holdco Notes will be paid the cash portion of all accrued and unpaid interest on their Holdco Notes, in each case through the closing date of the Exchange Offers. In connection with the Exchange Offers, Holdings will also issue Warrants to the existing holders of Common Stock (the “Existing Equity Holders”).
Pursuant to the Support Agreement, the Companies have agreed to, among other things, amend (the “Bank Amendment”) the Credit Agreement, dated May 6, 2011, governing iPayment’s existing senior secured credit facility (as amended from time to time, the “Credit Agreement”), in order to, among other things, amend (i) certain financial covenants and (ii) certain other covenants and defined terms to permit the Exchange Offers and to reflect the ownership structure that will result from the Exchange Offers.
In order to participate in the Exchange Offers, holders of the Existing Notes will be required to consent in the related Consent Solicitation to amend (the "Proposed Amendments") the indenture governing the Holdco Notes or the indenture governing the Opco Notes, as applicable. If implemented, the Proposed Amendments will eliminate substantially all of the covenants and related events of default and other related provisions contained in such indentures.
The closing of the Exchange Offers is conditioned upon, among other things, (i) at least 95% of the aggregate principal amount of each of the Opco Notes and the Holdco Notes being validly tendered and not validly withdrawn (the "Minimum Tender Conditions"), and (ii) execution of the Bank Amendment on such terms as are set forth in the Support Agreement. The Minimum Tender Conditions may be modified by mutual agreement of the Companies and the holders of Existing Notes as set forth in the Support Agreement and the Statement.
The Exchange Offers are scheduled to expire at 5:00 P.M., New York City time, on December 7, 2014, unless extended or earlier terminated by the Companies with the consent of holders of Existing Notes as set forth in the Support Agreement and the Statement. Tendered Existing Notes may be validly withdrawn at any time before the expiration or termination of the Exchange Offers. Subject to the consent requirements under the Support Agreement, the Companies may terminate or withdraw the Offers at any time for any reason, including if certain conditions described in the Statement are not satisfied.
The Exchange Offers are being made pursuant to the exemption provided for under Section 4(a)(2) of the Securities Act, and the New Notes, the Common Stock and the Warrants are being offered and issued only to qualified institutional buyers as defined in Rule 144A and accredited investors as defined in 506 Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Consequently, the Common Stock, the Warrants and the New Notes offered have not been, and except as described in the Statement will not be, registered under the Securities Act , and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption therefrom.
The above description of the Exchange Offers does not purport to be a complete statement of the parties’ rights and obligations thereunder. The Companies can provide no assurance that the Exchange Offers will occur on the terms described in this Quarterly Report, or at all. We are determining the proper accounting treatment, however, if the exchange offers are completed pursuant to the terms described above, the transaction may result in the application of ASC 805: Business Combination accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a provider of credit and debit card payment processing services to small merchants across the United States. Our payment processing services enable our merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet. During the three months ended September 30, 2014, we generated revenue from approximately 150,000 merchants. Of these merchants, approximately 104,000 were active merchants that had each processed at least one Visa or MasterCard transaction during that month. We market and sell our services through independent sales groups, or “ISGs,” which are non-employee, external sales organizations, an employee sales force, telesales, marketing directly to merchants using electronic media, and other third party resellers of our products and services. In addition, we partner with banks such as Wells Fargo to sponsor us for membership in the Visa, MasterCard or other card brand associations and to settle card payment transactions with our merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, and chargeback services, primarily at our main operating facility in Westlake Village, California.
Our strategy has been to increase profits by increasing our penetration of the small merchant marketplace for payment services. Our charge volume increased by 1.9% to $16.9 billion for the nine months ended September 30, 2014 from $16.5 billion for the nine months ended September 30, 2013. This increase in charge volume was due primarily to higher transactions per merchant per month partially offset by lower number of billed merchants for the first nine months of 2014 compared to 2013. Our revenues increased $22.0 million or 4.4% to $519.6 million in the first nine months of 2014 from $497.7 million in the same period in 2013. The increase in revenues was due primarily to an increase in average revenue per merchant and slightly higher volume. Our net revenue increased $0.1 million or 0.1% to $198.2 million for the nine months ended September 30, 2014 from $198.1 million during the same period in 2013. Our net revenue is composed of total revenue reduced by interchange fees and network fees. Income from operations increased $3.2 million, or 10.4%, to $33.6 million for the nine months ended September 30, 2014, from $30.5 million during the same period in 2013. This increase in income from operations was primarily due to higher net revenues and lower one-time charges related to an amended purchase agreement and the related employment agreements related to the acquisition of Flagship Merchant Services in 2012, offset by a decrease in embezzlement recoveries received by the Company. Excluding stock based compensation, the Flagship one-time charges, and embezzlement recoveries and costs, income from operations for the first nine months would have been $36.2 million or 9.7% lower than the comparable period in 2013. Our loss before income taxes was $15.8 million for iPayment and its consolidated subsidiaries and $37.0 million for Holdings and its consolidated subsidiaries during the nine months ended September 30, 2014, compared to $19.4 million of loss before income taxes for iPayment and its consolidated subsidiaries and $38.8 million of loss before income taxes for Holdings and its consolidated subsidiaries in the same period in 2013.
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
Other costs of services include costs directly attributable to our provision of payment processing and related services to our merchants and primarily includes residual payments to ISGs, which are commissions we pay to our sales partners based upon a percentage of the net revenues we generate from their merchant referrals, and assessment fees payable to card associations, which are a percentage of the charge volume we generate from Visa and MasterCard. In addition, other costs of services include telecommunications costs, personnel costs, occupancy costs, bonuses and commissions to our sales employees, losses due to merchant defaults, other miscellaneous merchant supplies and services expenses, bank sponsorship costs and other third-

party processing costs. Other costs of services also include depreciation expense, which is recognized on a straight-line basis over the estimated useful life of the assets, and amortization expense which is primarily recognized using an accelerated method over a 15-year period. Amortization of intangible assets results from our acquisitions of portfolios of merchant contracts or acquisitions of a business where we allocated a portion of the purchase price to the existing merchant processing portfolios and other intangible assets.
Selling, general and administrative expenses consists primarily of salaries and wages, as well as other general administrative expenses such as marketing expenses and professional fees.
Reserve for Merchant Losses. Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, we or, under limited circumstances, the acquiring bank and us, must bear the credit risk for the full amount of the transaction. We evaluate the merchant’s risk for such transactions and estimate its potential loss for chargebacks based primarily on historical experience and other relevant factors and record a loss reserve accordingly. During the three months ended September 30, 2014, we reduced our reserve by $0.8 million as a result of $0.4 million in known losses which were previously reserved for and $0.4 million to adjust the reserve to an appropriate level based upon our estimates of known probable losses and incurred but not yet reported losses at September 30, 2014. At September 30, 2014, and December 31, 2013, our reserve for losses on merchant accounts included in accrued liabilities and other totaled $0.4 million and $1.2 million, respectively. We believe our reserve for charge-back and other similar processing-related merchant losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at September 30, 2014.
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

Results of Operations
Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

	Three months ended September 30,				Change
(Dollars in thousands, except percentages)	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%

Revenues	$178,641	100.0%	$167,777	100.0%	$10,864	6.5%
Operating expenses
Interchange	99,648	55.8%	89,952	53.6%	9,696	10.8%
Other costs of services (1)	61,436	34.4%	60,153	35.9%	1,283	2.1%
Selling, general and administrative (2)	6,816	3.8%	6,071	3.6%	745	12.3%
Embezzlement costs	(118)	(0.1)%	(126)	(0.1)%	8	(6.3)%
Total operating expenses (3)	167,782	93.9%	156,050	93.0%	11,732	7.5%
Income from operations	10,859	6.1%	11,727	7.0%	(868)	(7.4)%
Other expense
Interest expense, net (4)	16,511	9.2%	16,411	9.8%	100	0.6%
Other expense (income), net	13	—%	(154)	(0.1)%	167	(108.4)%
Total other expense (5)	16,524	9.2%	16,257	9.7%	267	1.6%
Loss before income taxes (6)	(5,665)	(3.2)%	(4,530)	(2.7)%	(1,135)	25.1%
Income tax provision (benefit) (7)	(1,015)	(0.6)%	2,454	1.5%	(3,469)	(141.4)%
Net loss (8)	$(4,650)	(2.6)%	$(6,984)	(4.2)%	$2,334	(33.4)%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the three months ended September 30, 2014, and September 30, 2013, are $61.4 million and $60.2 million, respectively.

(2)
Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2014, and September 30, 2013, are $6.9 million and $6.1 million, respectively.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the three months ended September 30, 2014, and September 30, 2013, are $167.8 million and $156.1 million, respectively.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2014, and September 30, 2013, are $23.7 million and $22.5 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the three months ended September 30, 2014, and September 30, 2013, are $23.7 million and $22.4 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the three months ended September 30, 2014, and September 30, 2013, are $12.9 million and $10.7 million, respectively.

(7)
Income taxes of Holdings and its consolidated subsidiaries for the three months ended September 30, 2014, and September 30, 2013, consists of an income tax benefit of $1.0 million and an income tax expense of $1.8 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the three months ended September 30, 2014, and September 30, 2013, are $11.8 million and $12.5 million, respectively.
Revenues. Revenues increased 6.5% to $178.6 million in the third quarter of 2014 from $167.8 million during the same period in 2013. This increase was driven by a higher number of transactions processed and average volume per merchant, partially mitigated by a lower number of billed merchants, year over year.
Interchange Expenses. Interchange expense was $99.6 million in the third quarter of 2014, compared with $90.0 million for the same period in 2013. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume from 1.6% during the third quarter of 2013 to 1.7% for the same period in 2014, as well as, due to an increase in credit type transactions as opposed to debit type transactions during the third quarter of 2014 compared to the same period in 2013.
Other Costs of Services. Other costs of services increased 2.1% to $61.4 million for iPayment and its consolidated subsidiaries in the third quarter of 2014 as compared to $60.2 million during the same period in 2013. The increase in other costs of services was primarily due to higher residual expense and higher marketing expense, offset by lower portfolio amortization and depreciation expense for the three months ended September 30, 2014.

Selling, General and Administrative. Selling, general and administrative expenses increased 12.3% to $6.8 million for iPayment and its consolidated subsidiaries in the third quarter of 2014 as compared to $6.1 million during the same period in 2013. This increase was primarily driven by higher marketing expenses.
Other Expense. Total other expense increased $0.3 million to $16.5 million for iPayment and its consolidated subsidiaries and increased $1.3 million to $23.7 million for Holdings and its consolidated subsidiaries in the third quarter of 2014, from $16.3 million for iPayment and its consolidated subsidiaries and $22.4 million for Holdings and its consolidated subsidiaries during the same period in 2013. Other expense in the third quarter of 2014 primarily consisted of interest expense. Interest expense increased to $16.5 million for iPayment and its consolidated subsidiaries and increased to $23.7 million for Holdings and its consolidated subsidiaries in the third quarter of 2014 from $16.4 million for iPayment and its consolidated subsidiaries and $22.5 million for Holdings and its consolidated subsidiaries in the same period in 2013.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries each had an income tax benefit of $1.0 million during the third quarter of 2014, compared to an income tax expense of $2.5 million and $1.8 million, respectively, during the same period in 2013. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of 17.9% and 7.9%, respectively, during the third quarter of 2014, compared to effective tax rates of (54.2)% and (17.1)% respectively, during the same period in 2013. For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the effective tax rate for the third quarter of 2013 was primarily due to the recording of a valuation allowance against our deferred tax assets.
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
Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

	Nine months ended September 30,				Change
(Dollars in thousands, except percentages)	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%

Revenues	$519,623	100.0%	$497,667	100.0%	$21,956	4.4%
Operating expenses
Interchange	282,989	54.5%	262,396	52.7%	20,593	7.8%
Other costs of services (1)	183,327	35.3%	181,918	36.6%	1,409	0.8%
Selling, general and administrative (2)	20,053	3.9%	25,793	5.2%	(5,740)	(22.3)%
Embezzlement costs	(390)	(0.1)%	(2,903)	(0.6)%	2,513	(86.6)%
Total operating expenses (3)	485,979	93.5%	467,204	93.9%	18,775	4.0%
Income from operations	33,644	6.5%	30,463	6.1%	3,181	10.4%
Other expense
Interest expense, net (4)	49,458	9.5%	47,265	9.5%	2,193	4.6%
Other expense (income), net	(55)	—%	2,572	0.5%	(2,627)	(102.1)%
Total other expense (5)	49,403	9.5%	49,837	10.0%	(434)	(0.9)%
Loss before income taxes (6)	(15,759)	(3.0)%	(19,374)	(3.9)%	3,615	(18.7)%
Income tax provision (benefit) (7)	747	0.1%	12,860	2.6%	(12,113)	(94.2)%
Net loss (8)	$(16,506)	(3.2)%	$(32,234)	(6.5)%	$15,728	(48.8)%

(1)	Other costs of services of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2014 and 2013, are $183.3 million and $182.0 million, respectively.

(2)	Selling, general and administrative expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2014 and 2013, are $20.2 million and $25.8 million, respectively.

(3)	Total operating expenses of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2014 and 2013, are $486.1 million and $467.3 million, respectively.

(4)	Net interest expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2014 and 2013, are $70.6 million and $66.6 million, respectively.

(5)	Total other expense of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2014 and 2013, are $70.5 million and $69.2 million, respectively.

(6)	Loss before income taxes of Holdings and its consolidated subsidiaries for the six months ended September 30, 2014 and 2013, are $37.0 million and $38.8 million, respectively.

(7)	Income taxes of Holdings and its consolidated subsidiaries for the nine months ended September 30, 2014 and 2013, consists of an income tax expense of $0.7 million and $12.8 million, respectively.

(8)	Net loss of Holdings and its consolidated subsidiaries for the six months ended September 30, 2014 and 2013, are $37.7 million and $51.6 million, respectively.
Revenues. Revenues increased 4.4% to $519.6 million for the nine months ended September 30, 2014 from $497.7 million during the same period in 2013. This increase was driven by a higher number of transactions processed and average volume per merchant, partially mitigated by a lower number of billed merchants, year over year.
Interchange Expenses. Interchange expense was $283.0 million for the nine months ended September 30, 2014, compared to $262.4 million for the same period in 2013. Interchange expenses increased due to an increase in the average interchange rate as a percentage of merchant processing volume from 1.6% during the third quarter of 2013 to 1.7% for the same period in 2014.
Other Costs of Services. Other costs of services increased 0.8% to $183.3 million for iPayment and its consolidated subsidiaries for the nine months ended September 30, 2014 as compared to $181.9 million during the same period in 2013. The increase in other costs of services was primarily due to higher residual expense and higher marketing expense offset by lower portfolio amortization and depreciation expense for the nine months ended September 30, 2014.
Selling, General and Administrative. Selling, general and administrative expenses decreased 22.3% to $20.1 million for iPayment and its consolidated subsidiaries for the nine months ended September 30, 2014 as compared to $25.8 million during the same period in 2013. This decrease was driven by lower expense due to one-time charges of $8.2 million incurred in the second quarter of 2013 related to the amendment of the Flagship purchase agreement and related employment agreements, lower professional services fees for legal and accounting, offset by higher marketing expenses for the nine months ended September 30, 2014. The decline in professional services was largely due to $1.0 million in expenses associated with the embezzlement during the nine months ended September 30, 2013. Excluding charges in 2013 and 2014 for stock based compensation of $0.8 million and $0.6 million, respectively, the Flagship-related charges of $8.2 million and $0.8 million, respectively, and remediation costs of $1.0 and $0.2 million, respectively, selling, general and administrative expense increased $2.7 million or 16.9% from $15.8 million to $18.5 million during the nine months ended September 30, 2013 and 2014, respectively.
Other Expense. Total other expense decreased $0.4 million to $49.4 million for iPayment and its consolidated subsidiaries from $49.8 million during the same period in 2013, and increased $1.4 million to $70.5 million for Holdings and its consolidated subsidiaries from $69.2 million during the same period in 2013. Other expense for the nine months ended September 30, 2014 primarily consisted of interest expense. Interest expense increased to $49.5 million for iPayment and its consolidated subsidiaries and increased to $70.6 million for Holdings and its consolidated subsidiaries for the nine months ended September 30, 2014, from $47.3 million for iPayment and its consolidated subsidiaries and $66.6 million for Holdings and its consolidated subsidiaries in the same period in 2013. Non-interest other expense for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries decreased $2.6 million compared to the same period in 2013 due to a legal settlement we incurred in the second quarter of 2013.
Income Tax. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries each had an income tax expense of $0.7 million for the nine months ended September 30, 2014, compared to an income tax expense of $12.9 million and $12.8 million, respectively, during the same period in 2013. iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries had effective tax rates of (4.7)% and (2.0)%, respectively, for the nine months ended September 30, 2014, compared to effective tax rates of (66.4)% and (33.0)%, respectively, during the same period in 2013. For both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries, the inverse effective tax rate for the nine months ended September 30, 2014 was primarily due to the recording of a valuation allowance against our deferred tax assets, decreased by a $1.5 million tax benefit from a state tax refund received in the second quarter of 2014.
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

Liquidity and Capital Resources
As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $1.0 million and $8.0 million, respectively. We usually minimize cash balances in order to minimize borrowings and, therefore, interest expense.
As of September 30, 2014, iPayment and its consolidated subsidiaries had a net working capital deficit (current liabilities in excess of current assets) of $24.1 million compared to a net deficit of $3.6 million as of December 31, 2013. The increase in current deficit is primarily due to decreases in cash and cash equivalents of $7.0 million due to our use of free cash to retire debt, decreases in accounts receivable of $5.3 million due to seasonal differences in volume and periodic billings, an increase in accrued interest payable of $10.2 million as the semi-annual interest payment on the 10.25% Notes approaches in November, and an increase in accounts payable of $1.6 million as a result of increased operating expenses. This increase was partially offset by a decrease in accrued liabilities of $4.2 million as a result of seasonal differences in ISG residuals payable and payment in January 2014 of $2.8 million in connection with the amendment of the Flagship purchase agreement in the second quarter of 2013.
As of September 30, 2014, Holdings and its consolidated subsidiaries had a net working capital deficit of $25.0 million compared to working capital of $2.5 million as of December 31, 2013. The increase in current deficit is primarily due to decreases in cash and cash equivalents of $7.0 million due to our use of free cash to retire debt, decreases in accounts receivable of $5.3 million due to seasonal differences in volume and periodic billings, decreases in prepaid and other current assets of $1.3 million due to collections of agent loans and the amortization of deferred charges, an increase in accrued interest payable of $16.0 million as the semi-annual interest payments on the 10.25% Notes and the 15.00%/15.00% Notes approach in November, and an increase in accounts payable of $1.6 million as a result of increased operating expenses. This increase was partially offset by a decrease in accrued liabilities of $4.2 million as a result of seasonal differences in ISG residuals payable and payment in January 2014 of $2.8 million in connection with the amendment of the Flagship purchase agreement in the second quarter of 2013.
We expect that our cash flow from operations and proceeds from borrowings under our revolving facility will be our primary sources of liquidity and will be sufficient to fund our cash requirements for at least the next twelve months. See “Contractual Obligations” below for a description of future required uses of cash.
We have significant outstanding long-term debt as of September 30, 2014. The terms of our long-term debt contain various nonfinancial and financial covenants as further discussed in Note 5 to the consolidated financial statements. If we fail to comply with these covenants and are unable to obtain a waiver or amendment or otherwise cure the resulting breach, an event of default would result. If an event of default were to occur, the trustee under the indentures governing the Notes or the lenders under the Senior Secured Credit Facilities could, among other things, declare outstanding amounts immediately due and payable. We currently do not have available cash and similar liquid resources available to repay all of our debt obligations if they were to become due and payable. As of September 30, 2014, our Senior Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, was 3.60 to 1.00 compared to the allowed maximum of 3.75 to 1.00. As of September 30, 2014, our Consolidated Interest Coverage Ratio, as defined in the Senior Secured Credit Facilities, was 1.33 to 1.00 compared to the allowed minimum of 1.25 to 1.00.
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
In addition, the 15.00%/15.00% Notes also include a leverage ratio test with which we must comply or pay additional interest. If Holdings' leverage ratio exceeds 7.25 to 1.00 as of the most recent quarter end prior to an interest payment date, then for the interest period ending on such date, the interest rate will be retroactively increased by 2.00% in the form of PIK interest. For the quarter ended September 30, 2014 we determined that Holdings' leverage ratio was 8.80 to 1.00 as of the most recent quarter end prior to such subsequent interest payment date and we will be required to pay 2.00% additional PIK interest on November 15, 2014. For further information on the 15.00%/15.00% Notes, see Note 5 to our consolidated financial statements.
On November 7, 2014, the Companies launched exchange offers (the "Exchange Offers") and related consent solicitations (the "Consent Solicitations") to holders of iPayment’s outstanding 10.25% Senior Notes due 2018 (the "Opco Notes") and holders of Holding’s outstanding 15.00%/15.00% Senior Notes due 2018 (the "Holdco Notes" and, together with the Opco Notes, the "Existing Notes") pursuant to an Offers to Exchange and Consent Solicitation Statement, dated as of November 7, 2014 (as it may be amended from time to time, the "Statement") in accordance with the terms of the previously announced Exchange Offer Support Agreement (as it may be amended from time to time, the "Support Agreement") described in the Companies’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014. For further information on the exchange offers and their anticipated impact please see Note 12 "Subsequent Events" to our consolidated financial statements.
Operating activities
Net cash provided by operating activities was $29.9 million for iPayment and its consolidated subsidiaries during the nine months ended September 30, 2014. For iPayment and its consolidated subsidiaries, net cash provided by operating activities consisted of net loss of $16.5 million adjusted by depreciation and amortization of $29.2 million, share-based compensation of $1.1 million, non-cash interest expense and other of $2.3 million, loss on disposal of property and equipment of $0.3 million, and a net favorable change in operating assets and liabilities of $13.5 million. The net favorable change in operating assets and liabilities is due to increases in accounts and income taxes payable, deferred tax liabilities and accrued interest payable of $2.1 million, $1.1 million and $10.2 million, respectively, and decreases in accounts receivable and prepaid expenses and other current assets of $5.3 million and $0.2 million, respectively, offset by decreases in accrued liabilities of $3.5 million and increases in other assets of $1.9 million.
For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $24.0 million consisted of a net loss of $37.7 million adjusted by depreciation and amortization of $29.2 million, share based compensation of $1.1 million, non-cash interest expense and other of $10.6 million, loss on disposal of property and equipment of $0.3 million, and a net favorable change in operating assets and liabilities of $20.5 million. The net favorable change in operating assets and liabilities is due to increases in accounts payable, deferred tax liabilities, and accrued interest of $1.6 million, $1.1 million, $16.0 million, respectively, and decreases in accounts receivable, income taxes receivable and prepaid and other current assets of $5.3 million, $0.4 million and $1.3 million, respectively, offset by a decrease in accrued liabilities and other of $3.5 million and an increase in other assets of $1.9 million.
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
For Holdings and its consolidated subsidiaries, net cash provided by operating activities of $24.5 million during the nine months ended September 30, 2013 consisted of a net loss of $51.6 million adjusted by depreciation and amortization of $36.4 million, share based compensation of $5.2 million, non-cash interest expense and other of $2.1 million, loss on disposal of property and equipment of $0.6 million, and a net favorable change in operating assets and liabilities of $31.8 million. The net favorable change in operating assets and liabilities is primarily due to a decrease in accounts receivable and increases in deferred tax liabilities, income taxes payable and interest payable; offset by decreases in accounts payable and accrued liabilities and other, and increases in prepaid and other current assets.
Investing activities
Net cash used in investing activities for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries was $13.5 million during the nine months ended September 30, 2014, consisting primarily of capital expenditures of $3.1 million, acquisitions of $8.0 million, payments for prepaid residual expenses of $2.5 million and payments received on notes receivable of $0.2 million.
Net cash used in investing activities for both iPayment and its consolidated subsidiaries and Holdings and its consolidated subsidiaries was $12.4 million during the nine months ended September 30, 2013, consisting primarily of $2.3 million of capital expenditures and $10.2 million of acquisitions of portfolios and payments for prepaid residual expenses.
Financing activities
Net cash used in financing activities for iPayment and its consolidated subsidiaries was $23.4 million during the nine months ended September 30, 2014, consisting of $17.5 million net repayments on the revolving facility under the Senior Secured Credit Facilities and dividends to Holdings of $5.9 million for the payment of interest on the 15.00%/15.00% Notes and certain expenses of Holdings.
Net cash used in financing activities for Holdings and its consolidated subsidiaries was $17.5 million during the nine months ended September 30, 2014, consisting of net repayments on the revolving facility under the Senior Secured Credit Facilities.

Net cash used in financing activities for iPayment and its consolidated subsidiaries was $22.2 million during the nine months ended September 30, 2013, consisting of $5.0 million of repayments on the term loan under the Senior Secured Credit Facilities, $12.0 million of net repayments on the revolving facility thereunder and a $5.2 million dividend to Holdings which was used for the payment of interest on the 15.00%/15.00% Notes and directors fees.
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
Contractual Obligations
The following table of our material contractual obligations as of September 30, 2014, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations of iPayment
Senior Secured Credit Facilities	369,000	—	369,000	—	—
10.25% Notes	400,000	—	—	400,000	—
Interest, net of discount and amortization (1)	212,055	66,445	121,179	24,431	—
Operating lease obligations	20,181	2,733	5,365	5,553	6,530
Purchase obligations and other (2)	2,602	1,462	1,140	—	—
Total contractual obligations	1,003,838	70,640	496,684	429,984	6,530
Contractual Obligations of Holdings
15.00%/15.00% Notes(3)	132,288	—	—	132,288
Interest(1)(3)	86,362	10,157	43,546	32,659	—
Total contractual obligations	218,650	10,157	43,546	164,947	—

(1)
Future interest obligations are calculated using current interest rates on existing debt balances as of September 30, 2014, and assume no principal reduction other than mandatory principal repayments in accordance with the terms of the debt instruments as discussed in Note 5 to the consolidated financial statements.

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
Our interest expense is sensitive to changes in the general level of interest rates in the credit markets because a significant amount of our indebtedness is subject to variable rates. As of September 30, 2014, we had $369.0 million of loans outstanding under our Senior Secured Credit Facilities, substantially all of which were at a variable interest rate based on LIBOR, subject to a floor equal to 1.50%. Accordingly, a one percent increase in the applicable LIBOR above the floor would result in net additional annual interest expense on our outstanding borrowings as of September 30, 2014 of approximately $3.7 million.
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
Our management, under the supervision and with the participation of our Board of Directors, Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, of the effectiveness of our disclosure controls and procedures. As a result, the Board of Directors and management concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during the first nine months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to certain legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. For further information, see Note 9 “Commitments and Contingencies” to our consolidated financial statements.
Item 1A. Risk Factors
Certain risks associated with our business, our indebtedness, and acquisitions we have made or may make are discussed in our 2013 Annual Report on Form 10-K under the heading “Risk Factors” in Item 1A of that report. In addition, we note the following risks related to the Offers as defined herein.
On November 7, 2014, we commenced exchange offers (the “Exchange Offers”) to holders of our 10.25% Notes and 15.00%/15.00% Notes (together, the “Existing Notes”) that, if consummated, would substantially reduce our total long-term debt. However, the Exchange Offers are subject to conditions that may not be satisfied and there can be no assurance that the Exchange Offers will be consummated.
As further described in our Current Report on Form 8-K filed with the SEC on November 10, 2014, on November 7, 2014, we commenced Exchange Offers and related consent solicitations (together with the Exchange Offers, the “Offers”) to holders of our Existing Notes, pursuant to which such holders may tender their Existing Notes in exchange for a combination of new 8.50% Senior Secured Notes due 2019, common stock of Holdings and/or warrants, as applicable, to purchase such common stock of Holdings. If the Offers are consummated, our total long-term debt would be substantially reduced and substantially all of the restrictive covenants and related events of default in the 10.25% Notes Indenture and the 15.00%/15.00% Notes Indenture would be eliminated. However, the consummation of the Offers is subject to the satisfaction of certain conditions, including, but not limited to, the tender of a minimum aggregate principal amount of 95% (the “Minimum Tender Conditions”) of each series of Existing Notes. There can be no assurance that the Minimum Tender Conditions or any other condition to the Offers will be satisfied and, therefore, the Offers may not be consummated. If we do not consummate the Offers, we will continue to have our current high level of indebtedness, which could have a material adverse effect on our business, financial condition and results of operations, and we may be forced to seek alternative methods of refinancing our existing indebtedness, including the Existing Notes.
Even if the Offers are consummated, we will continue to have a high level of indebtedness, which could adversely affect our financial condition and ability to obtain financing in the future and react to changes in our business.
Although the consummation of the Offers would substantially reduce our debt burden and related interest expense and extend the debt maturity of certain of our debt, following the consummation of the Offers, we will continue to have a high level of indebtedness. As of September 30, 2014, after giving pro forma effect to the consummation of the Offers and assuming 100% participation therein, our total consolidated debt would have been approximately $683.1 million. Such a level of debt and the related payment obligations could continue to have important consequences for our financial condition, including:

•	continuing to have limited ability to incur additional indebtedness other than certain types of refinancings or extensions;

•	retaining to a significant degree our vulnerability to general adverse economic, competitive and industry conditions;

•	limiting our access to capital to fund future working capital needs, capital expenditures, execution of our business strategy, acquisitions, operations and other general corporate requirements;

•	limiting our ability to retain key employees or attract new employees, including by potentially limiting the funds available for compensation; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
In addition, borrowings under the Credit Agreement bear interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk, and may create additional costs or risks of their own.
Our ability to make payments on and refinance our debt, fund capital expenditures and execute our business strategy depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive and other factors that are beyond our control. Even if the Offers are consummated, there can be no assurance that our business will generate cash flows at or above current levels or that we will be able to meet our cash needs, including with respect to the payment of interest or the repayment of our indebtedness, including any cash payments due upon the maturity of such indebtedness.
If we are unable to service our debt, we could face difficulty in funding fixed operating expenses, be forced to pare back operations, further restructure our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner, or at all. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have a materially adverse effect on our results of operations and financial condition. In addition, the agreements that would govern our outstanding debt if the Offers are consummated would continue to limit our ability to take certain of these actions. If we cannot make scheduled payments on our debt, we would be in default, and as a result, holders of such debt could declare all outstanding principal and interest to be due and payable and our existing and future lenders could, under certain circumstances, terminate their commitments to lend us money and foreclose against the assets securing our borrowings.
If the Offers are consummated but less than all of the Existing Notes are exchanged in the Offers, we will continue to have certain ongoing obligations with respect to such remaining Existing Notes.
With respect to any Existing Notes that may remain outstanding following the Offers (if consummated), the 10.25% Notes Indenture will continue to require iPayment, among other things, to make semiannual cash interest payments on the 10.25% Notes, and the 15.00%/15.00% Notes Indenture will continue to require Holdings, among other things, to make cash and/or payment-in-kind interest payments on the 15.00%/15.00% Notes on a semiannual basis. To the extent that the Offers are consummated but less than all of the Existing Notes are exchanged in the Exchange Offers, Holdings and/or iPayment, as applicable, will continue to be subject to these ongoing obligations until such Existing Notes mature, are repaid in full or otherwise cease to be outstanding.
There can be no assurance that these obligations, or a failure by us to comply with any of these obligations, will not have a material adverse effect on our results of operations and financial condition, including because the Credit Agreement has certain cross-default provisions that could be triggered by any default with respect to such obligations.
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

iPayment Holdings, Inc.

Date: November 14, 2014	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman and Chief Executive Officer

Date: November 14, 2014	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPayment, Inc.

Date: November 14, 2014	By:	/s/ Carl A. Grimstad
Carl A. Grimstad
Chairman and Chief Executive Officer

Date: November 14, 2014	By:	/s/ Mark C. Monaco
Mark C. Monaco
Executive Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated herein by reference
Number	Description	Form	Date

18.1	Preferability Letter of Independent Registered Public Accounting Firm dated August 13, 2014.	10-Q	August 14, 2014
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(b) and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	1.1.1 XBRL Taxonomy Extension Presentation Linkbase Document
________________________________

*	Filed herewith.
**	Furnished herewith.
†
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.